Form 10-Q
period 2005-03-30
EPL Intermediate, Inc.
filed 2005-05-13
CIK 1289728

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2005

or

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

As of May 13, 2005, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include our substantial level of indebtedness, food-borne-illness incidents, increases in the cost of chicken, our dependence upon frequent deliveries of food and other supplies, our vulnerability to changes in consumer preferences and economic conditions, our sensitivity to events and conditions in the greater Los Angeles area, our ability to compete successfully with other quick service and fast casual restaurants, our ability to expand into new markets, our reliance in part on our franchisees, our ability to support our expanding franchise system and litigation we face in connection with our operations. Actual results may differ materially due to these risks and uncertainties and those described in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 29, 2005 and El Pollo Loco, Inc.’s Annual Report on Form 10-K (File No. 333-115486) as filed with the Securities and Exchange Commission on March 29, 2005.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EPL INTERMEDIATE, INC.

(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	DECEMBER 29, 2004	MARCH 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,636	$8,974
Notes and accounts receivable—net	2,714	2,991
Inventories	1,136	1,077
Prepaid expenses and other current assets	2,530	3,354
Income taxes receivable	2,124	2,045
Deferred income taxes	4,150	4,150

Total current assets	18,290	22,591

PROPERTY OWNED—Net	59,469	59,869

PROPERTY HELD UNDER CAPITAL LEASES—Net	4,634	4,350

GOODWILL—Net	38,989	38,674

DOMESTIC TRADEMARKS—Net	19,800	19,800

OTHER INTANGIBLE ASSETS—Net	25,443	24,702

OTHER ASSETS	613	615

TOTAL ASSETS	$167,238	$170,601

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.

(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	DECEMBER 29, 2004	MARCH 31, 2005
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES:
Current portion of notes payable to SunTrust Bank	$3,667	$3,667
Current portion of obligations under capital leases	1,296	1,224
Current portion of other notes payable	619	612
Accounts payable	8,075	9,791
Accrued salaries	4,517	3,805
Accrued vacation	1,467	1,671
Accrued insurance	3,293	3,362
Accrued interest	488	3,043
Accrued advertising	264	256
Other accrued expenses and current liabilities	4,273	4,091

Total current liabilities	27,959	31,522

NONCURRENT LIABILITIES:
Senior secured notes	110,000	110,000
Senior discount notes	42,710	43,928
Notes payable to SunTrust Bank—less current portion	3,667	2,750
Obligations under capital leases—less current portion	6,430	6,173
Other notes payable—less current portion	1,193	1,099
Deferred income taxes	4,578	4,578
Other noncurrent liabilities	9,576	9,311

Total noncurrent liabilities	178,154	177,839

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIENCY:
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding
Additional paid-in-capital	315	315
Accumulated deficit	(39,190)	(39,075)

Total stockholder’s deficiency	(38,875)	(38,760)

TOTAL	$167,238	$170,601

See notes to condensed consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.

(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

13 WEEKS ENDED MARCH 31, 2004 AND 2005

(In thousands)

	MARCH 31, 2004	MARCH 31, 2005
	(as restated, Note 9)
OPERATING REVENUE:
Restaurant revenue	$50,454	$51,159
Franchise revenue	3,387	3,511

Total operating revenue	53,841	54,670

OPERATING EXPENSES:
Product cost	15,554	16,213
Payroll and benefits	14,007	13,573
Depreciation and amortization	3,242	3,482
Other operating expenses	14,723	16,472

Total operating expenses	47,526	49,740

OPERATING INCOME	6,315	4,930

INTEREST EXPENSE, net	3,582	4,736

INCOME BEFORE PROVISION FOR INCOME TAXES	2,733	194

PROVISION FOR INCOME TAXES	1,134	79

NET INCOME	$1,599	$115

See notes to condensed consolidated financial statements.

EPL INTERMEDIATE, INC.

(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

13 WEEKS ENDED MARCH 31, 2004 AND 2005

(In thousands)

	MARCH 31, 2004	MARCH 31, 2005
	(as restated, Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,599	$115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and intangible assets	3,242	3,482
Interest accretion		1,218
Asset impairment		165
Gain on disposal of assets	—	(143)
Amortization of deferred financing costs	293	402
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(315)	(277)
Inventories	202	59
Prepaid expenses and other current assets	(667)	(824)
Income taxes receivable / payable	1,134	79
Other assets	46	(2)
Accounts payable	(443)	1,716
Accrued salaries and vacation	(1,859)	(508)
Accrued insurance	227	69
Accrued interest	2,544	2,555
Accrued advertising	1,286	(8)
Other accrued expenses and current and noncurrent liabilities	(548)	(447)

Net cash provided by operating activities	6,741	7,651

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	—	483
Purchase of property	(2,121)	(3,449)

Net cash used in investing activities	(2,121)	(2,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable	39,049
Payment of obligations under capital leases	(286)	(329)
Payments on notes payable	(1,138)	(1,018)
Distributions to EPL Holdings, Inc.	(37,000)
Deferred financing costs	(2,531)	—

Net cash used in financing activities	(1,906)	(1,347)

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.

(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

13 WEEKS ENDED MARCH 31, 2004 AND 2005

(In thousands)

	MARCH 31, 2004	MARCH 31, 2005
	(as restated, Note 9)
INCREASE IN CASH AND CASH EQUIVALENTS	$2,714	$3,338

CASH AND CASH EQUIVALENTS—Beginning of period	5,378	5,636

CASH AND CASH EQUIVALENTS—End of period	$8,092	$8,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$180	$382

Income taxes	$—	$—

See notes to condensed consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.

(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. EPL Intermediate, Inc. (“EPLI”) and subsidiary, El Pollo Loco, Inc. (collectively, the “Company”) prepared these condensed consolidated financial statements in accordance with the Securities and Exchange Commission’s instructions for Quarterly Reports on Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 29, 2005.

The Company uses a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2004, which ended December 29, 2004, and fiscal year 2005, which will end December 28, are both 52-week fiscal years. For simplicity of presentation, the Company has described the 13-week periods ended March 31, 2004 and March 30, 2005 as March 31, 2004 and 2005, respectively.

The Company is a wholly owned subsidiary of EPL Holdings, Inc. (“Holdings”), which is majority owned by affiliates of American Securities Capital Partners, L.P. (“ASCP”). The Company’s activities are performed principally through its wholly owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco.

2. Asset Impairment

The Company periodically reviews the performance of company-operated stores for indicators of asset impairment. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. As a result of this review, the Company recorded an impairment charge of approximately $0.2 million in March 2005 for one under-performing company-operated store that will continue to be operated. The impairment charge is included in other operating expenses in the accompanying condensed consolidated statements of income.

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

Had compensation expense for the stock options in Holdings issued to and held by EPL’s employees and one member of EPL’s board of directors been recognized based on the minimum value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income for the 13 weeks ended March 31, 2004 and 2005 would have been impacted as shown in the following table (in thousands):

	13 Weeks Ended March 31,
	2004	2005
Net income as reported	$1,599	$115
Deduct:
Total stock based employee compensation expense determined under the minimum value based method for all awards, net of related tax effects	20	13

Pro forma net income	$1,579	$102

The minimum value of each option grant is estimated on the grant date using the following assumptions for the 13 weeks ended March 31, 2004 and 2005: risk-free interest rate of 3.31% and 4.33%, respectively; expected volatility of 0% for each period; an expected option life of 7.1 and 7.0 years, respectively, for each period; and no expected dividends for each period.

4. Commitments and Contingencies

The Company is involved in certain litigation, which includes a wage-hour purported class action and a trademark issue where the ultimate outcome is presently not determinable. While the Company intends to defend against these actions vigorously, the Company cannot at this time determine the likelihood of adverse judgments or a likely range of damages in the event of adverse judgments. Any settlement of or judgment arising from these lawsuits could be material.

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

5. Senior Secured Notes Payable

On December 19, 2003, EPL issued $110.0 million aggregate principal amount of senior secured notes due 2009 (“Senior Secured Notes”) in a private offering. Interest accrues at 9.25% per annum and is payable semi-annually in June and December. Principal is due December 18, 2009. On September 16, 2004, EPL completed the exchange of 100% of the outstanding principal of the Senior Secured Notes for registered, publicly tradable notes that have substantially identical terms as the Senior Secured Notes. The Senior Secured Notes are secured by a second-priority lien on substantially all of EPL’s and the Company’s assets and a second priority pledge by the Company of all its outstanding stock of EPL. EPL may, at its option, redeem some or all of the Senior Secured Notes prior to their maturity.

EPL incurred approximately $6.1 million of direct costs in connection with this offering. These costs have been capitalized and are included in other intangible assets as deferred financing costs in the accompanying condensed consolidated balance sheets. Concurrent with the closing of the Senior Secured Notes, EPL amended its previously existing bank credit facility as described in Note 6.

EPL used $39.5 million of the proceeds from the Senior Secured Notes offering to reduce its previously existing bank notes payable and used $70.0 million of the proceeds to pay a dividend to EPLI. EPLI applied the proceeds from the dividend to repurchase all of the outstanding shares of its preferred stock in an aggregate amount of $20.1 million and to make a distribution to Holdings in the amount of $49.9 million, which Holdings subsequently distributed to its shareholders. In connection with that distribution, Holdings reduced the exercise price of outstanding common stock options in Holdings previously issued to EPL’s management and one member of EPL’s Board of Directors (the “Option Holders”). In addition, EPL accrued in December 2003 and paid the Option Holders in January 2004 $1.9 million in bonuses. In fiscal 2004, EPL accrued approximately $0.6 million in bonuses that were paid to the Option Holders in March 2005. EPL will make additional cash bonus payments to the Option Holders related to the revaluation of the stock options at various times through 2009 subject to their continued employment and other conditions; these payments are estimated to aggregate approximately $0.5 million. The combined effect of the reduction in the exercise price of the options and the cash bonus payments is to restore the approximate economic position of the Option Holders to that existing immediately before the dividend to the shareholders of Holdings.

6. SunTrust Bank Credit Facility

In connection with the Senior Secured Notes offering discussed in Note 5, the Company’s Credit Facility with SunTrust Bank was amended on December 19, 2003. The amended Credit Facility consists of a $15.0 million revolving loan (the “Revolver”) and an $11.0 million term loan (the “Term Loan” and together with the Revolver, the “Amended Credit Facility”). The Revolver has a $10.0 million sub-limit for letters of credit and a $5.0 million swing loan. The Revolver and Term Loan mature on December 31, 2006. Availability of credit under the Revolver is governed by a borrowing base, determined as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement. The Amended Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of EPLI, a first priority pledge by EPLI of all of EPL’s outstanding stock and a first priority security interest in substantially all EPL’s tangible and intangible assets. In addition, the Amended Credit Facility is guaranteed by EPLI and Holdings.

At December 29, 2004 and March 31, 2005, the Company had $7.3 million and $6.4 million, respectively, outstanding under the Term Loan. The Company did not have any borrowings outstanding under the Revolver, but did have $8.0 million in outstanding letters of credit at December 29, 2004 and March 31, 2005. As of December 29, 2004 and March 31, 2005, the Company had $7.0 million available for borrowing under the Revolver.

7. EPL Intermediate, Inc. Senior Discount Notes

In March of 2004, EPLI sold $70.0 million in aggregate principal amount at maturity of 12½% Senior Discount Notes due 2010 (the “Intermediate Notes”). The Intermediate Notes are unsecured. On October 18, 2004, EPLI completed the exchange of 100% of the outstanding principal of the Intermediate Notes for registered, publicly tradable notes that have substantially the same terms as the Intermediate Notes. The Company realized gross proceeds of $39.0 million from the sale of the Intermediate Notes. After offering expenses of approximately $2.0 million, the net proceeds of approximately $37.0 million were used to make a cash distribution to Holdings, which applied the proceeds to pay a cash dividend to its stockholders. In connection with this transaction, the Company incurred approximately $1.3 million in expenses in April 2004 related to the revaluation of options previously issued to the Option Holders to purchase shares of common stock of Holdings. Also, in fiscal 2004, the Company accrued $0.4 million in bonuses that was paid in the first quarter 2005. The Company will make additional cash bonus payments to the Option Holders related to the revaluation of the stock options at various times through 2009 subject to their continued employment and other conditions; these payments are estimated to aggregate approximately $0.5 million. The combined effect of the reduction in the exercise price of the options and the cash bonus payments is to restore the approximate economic position of the Option Holders to that existing immediately before the dividend to the shareholders of Holdings.

No cash interest will accrue on the Intermediate Notes prior to March 15, 2009. Instead, the principal value of the Intermediate Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including March 15, 2009 at a rate of 12½% per annum compounded annually, so that the accreted value of the Intermediate Notes on March 15, 2009 will be equal to the full principal amount at maturity. As of March 31, 2005, $4.9 million in interest had accreted on the Intermediate Notes. Beginning on March 15, 2009, cash interest will accrue on the Intermediate Notes at an annual rate of 12½% per annum payable in arrears on March 15, 2010. Principal is also due March 15, 2010.

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

8. Income Taxes

The Company’s taxable income or loss is included in the consolidated federal and state income tax returns of Holdings. The Company records its provision for income taxes based on its separate stand-alone operating results using the asset and liability method. The Company recorded a provision for income taxes of $1.1 million and $0.1 million for the 13 weeks ended March 31, 2004 and 2005, respectively. The effective tax rates for the 13 weeks ended March 31, 2004 and 2005, were 41.5% and 40.7%, respectively.

9. Restatement of Financial Statements

Based on a review begun in December 2004, the Company determined that its accounting for leases was in error. Upon completion of its review, the Company corrected its lease and leasehold depreciation accounting in 2004 and restated certain historical financial information for prior periods to correct errors in its lease accounting and leasehold depreciation policies.

Corrections to the Company’s lease accounting policies include adjusting lease terms, as defined in SFAS No. 13, Accounting for Leases, as amended, to include option renewals where failure to exercise such options would result in an economic penalty, recognizing the straight-line effect over the lease term of escalating rents during the option periods and recognizing the effect of pre-opening “rent holidays” over the related lease terms. In addition, the restatement includes an adjustment to depreciation expense to correct the depreciable lives being used for certain leasehold costs and improvements where the contractual term of the lease, including lease option periods for which a reasonable assurance exists that the option would be exercised, was shorter than the historical depreciation period previously used to record depreciation expense.

The Company restated its condensed consolidated statement of income for the 13 weeks ended March 31, 2004. The effects of the restatement are summarized below:

	13 Weeks Ended March 31, 2004
	As Previously Reported	As Restated
Depreciation and amortization	$3,176	$3,242
Other operating expenses	14,668	14,723
Total operating expenses	47,405	47,526
Operating income	6,436	6,315
Income before provision for income taxes	2,854	2,733
Provision for income taxes	1,170	1,134
Net income	1,684	1,599

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this filing. This report contains certain “forward-looking statements” within the meaning of federal securities laws. See “Forward-looking Statements” above.

We use a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. For simplicity of presentation, we have described the 13 week periods ended March 31, 2004 and March 30, 2005 as March 31, 2004 and 2005, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2004, which ended December 29, 2004, and fiscal year 2005, which ends December 28, 2005, are both 52-week fiscal years. References to “our restaurant system” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

Overview

The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 9 to the condensed consolidated financial statements.

EPL Intermediate, Inc. (“EPLI”) through its wholly owned subsidiary El Pollo Loco, Inc. (“EPL” and collectively with EPLI, the “Company,” “we,” “us” and “our”) owns, operates and franchises quick service restaurants (“QSR”) specializing in marinated flame-grilled chicken. As of March 31, 2005, our restaurant system had 321 restaurants, consisting of 136 company-operated and 185 franchised locations, located principally in California, with additional restaurants in Arizona, Nevada and Texas. In the first quarter of 2005, we closed one company-operated and one franchise restaurant and we opened one new franchise restaurant. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-thru convenience.

Our total revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties, franchise fees and sublease rental income. For the 13 weeks ended March 31, 2005, same-store sales for restaurants systemwide increased 1.5% over the 13 weeks ended March 31, 2004. We believe that same-store sales will continue to be positive through the remainder of fiscal 2005, but that the rate of increase will continue to be moderate as we are comparing same-store sales to relatively strong comparable quarters from the previous year.

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

Franchise revenue consists of royalties, initial franchise fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. We currently have the approvals necessary to market to both new and existing franchisees in all states except Maryland, Illinois and North Dakota, where our applications for registration are pending as of the date of this filing. In fiscal years 2003 and 2004, we entered into area development agreements that, beginning in the fourth quarter of 2004 but primarily in fiscal years 2005, 2006 and 2007, are expected to result in area development fees being recognized as the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

Product cost includes food and paper costs. This expense is our largest single expense, it is subject to increase or decrease based on commodity cost changes, and depends in part on the success of controls we have in place to manage product cost in the restaurants. In February 2004 we renewed our chicken contracts for a one-year term at higher prices than our previous contract. In February 2005, we renewed our chicken contracts with terms ranging from two to three years at significantly higher prices than the expiring contracts. We implemented price increases in November 2004 to partially mitigate the impact of higher chicken prices on our profitability, but we expect food cost to increase as a percent of restaurant sales in fiscal 2005.

Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation, including salaries due to minimum wage increases and expenses for health insurance and workers’ compensation insurance. Workers’ compensation insurance costs are subject to a number of factors, and although the state of California passed legislation designed to reduce workers’ compensation insurance expense to employers, we cannot predict whether such legislation will actually reduce our workers’ compensation insurance expense. We have continued to see a reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in fiscal year 2003.

Other operating expenses include restaurant operating expense, franchise expense, and general and administrative expense.

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

General and administrative expense has increased and is expected to continue to increase as a result of EPL’s sale of $110.0 million in aggregate principal amount of 9¼% Senior Secured Notes due 2009 (the “Senior Secured Notes”) “) and EPLI’s sale of $70.0 million in aggregate principal amount at maturity of 12½% Senior Discount Notes due 2010 (the “Intermediate Notes”) and the exchange of both notes for registered notes under the Securities Act of 1933, as amended. We have incurred and will incur additional expenses due to rating agency fees, higher directors and officers insurance, compliance with laws relating to corporate governance and public disclosure, and to the revaluation of common stock options of EPL Holdings, Inc. as a result of these two transactions. In addition, in fiscal year 2004 we began to incur additional costs associated with developing disclosure controls and procedures and implementing the level of internal controls required for a company with registered securities. We expect these costs to increase in future periods. General and administrative expense has increased as a result of the new bonus arrangements that we implemented in connection with the sale of the Senior Secured Notes and the Intermediate Notes.

In December of 2003, EPL offered and sold the Senior Secured Notes. EPL used the gross proceeds from the sale of such notes, along with cash on hand, to reduce its outstanding bank debt by $39.5 million, to make a cash distribution to EPL Intermediate, Inc., in the amount of $70.0 million and to pay transaction-related fees and expenses of $6.1 million. We applied the proceeds received from EPL to repurchase all of the outstanding shares of our preferred stock in an aggregate amount of $20.1 million and to make a distribution to our parent, EPL Holdings, Inc., in the amount of $49.9 million. EPL Holdings, Inc. applied the proceeds received from us to make a dividend on its outstanding common stock. In connection with the sale of the Senior Secured Notes, EPL amended its senior credit agreement (of which EPLI is a guarantor), which now provides for an $11.0 million term loan facility and a $15.0 million revolving credit facility (which was undrawn as of March 31, 2005, except for $8.0 million in outstanding letters of credit).

In March of 2004, EPLI offered and sold the Intermediate Notes. The net proceeds of the offering, after deducting expenses, were approximately $37 million, which we used to make a cash dividend to EPL Holdings, Inc. EPL Holdings, Inc. used the proceeds received from us to make a dividend on its outstanding common stock.

Results of Operations

Our operating results for the 13 weeks ended March 31, 2004 and 2005 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended March 31,
	2004	2005
Income Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	30.8	31.7
Payroll and benefits	27.8	26.5
Depreciation and amortization	6.4	6.8
Other operating expenses	29.2	32.2
Operating income	12.5	9.6
Interest expense	7.1	9.3
Income before income taxes	5.4	0.4
Net income	3.2	0.2

Supplementary Income Statement Data:
Restaurant other operating expense	18.2	19.3
Franchise expense	1.6	1.5
General and administrative expense	9.4	11.4
Total other operating expenses	29.2	32.2

13 Weeks Ended March 31, 2005 Compared to 13 Weeks Ended March 31, 2004

Restaurant revenue increased $0.7 million, or 1.4%, to $51.2 million for the 13 weeks ended March 31, 2005 from $50.5 million for the 13 weeks ended March 31, 2004. This increase was partially due to an additional $0.1 million in restaurant revenue resulting from a 0.3% increase in company-operated same-store sales for the 2005 period from the 2004 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s one-year anniversary. The increase in restaurant revenue was also due in part to $2.0 million from four restaurants opened and two restaurants acquired from a franchisee in fiscal 2004. Restaurant revenue was reduced $0.2 million by the closure of a restaurant in 2005 and $1.3 million by the sale to franchisees of two restaurants and the closure of three restaurants in fiscal 2004.

Franchise revenue increased $0.1 million, or 3.7%, to $3.5 million for the 13 weeks ended March 31, 2005 from $3.4 million for the 13 weeks ended March 31, 2004. This increase is primarily due to an increase in royalties resulting from a 2.6% increase in franchise same-store sales.

Product cost increased $0.6 million, or 4.2%, to $16.2 million for the 13 weeks ended March 31, 2005 from $15.6 million for the 13 weeks ended March 31, 2004. These costs as a percentage of restaurant revenue were 31.7% for the 2005 period compared to 30.8% for the 2004 period. This 0.9% increase resulted primarily from chicken prices increasing 1.0% as a percentage of restaurant revenue as our new chicken contracts took effect in March 2004 and 2005.

Payroll and benefit expenses decreased $0.4 million, or 3.1%, to $13.6 million for the 13 weeks ended March 31, 2005 from $14.0 million for the 13 weeks ended March 31, 2004. As a percentage of restaurant revenue, these costs decreased 1.3% to 26.5% for the 2005 period from 27.8% for the 2004 period. This decrease was primarily due to menu price increases taken in November 2004 and also in part to the installation of chicken marinating tumblers in all company-operated restaurants, which reduces the amount of labor required to marinate the chicken.

Depreciation and amortization increased $0.3 million, or 7.4%, to $3.5 million for the 13 weeks ended March 31, 2005 compared to $3.2 million for the 13 weeks ended March 31, 2004. These costs as a percentage of restaurant revenue increased 0.4% to 6.8% in 2005 from 6.4% for the 2004 period. The increase in depreciation expense is due to capital expenditures on existing restaurants for remodels and equipment upgrades.

Other operating expenses include restaurant operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $0.7 million, or 7.7%, to $9.9 million for the 13 weeks ended March 31, 2005 from $9.2 million for the 13 weeks ended March 31, 2004. These costs as a percentage of restaurant revenue increased 1.1% to 19.3% for the 2005 period from 18.2% for the 2004 period. The increase in operating costs is due primarily to increased advertising expense of $0.6 million. Our advertising spending in the first quarter of 2004 was under the planned annual rate of 4% and each quarter may be above or below this planned annual rate, depending on the timing of marketing promotion and the relative weights and price of media spending.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense decreased $0.1 million, or 5.4%, to $0.7 million for the 13 weeks ended March 31, 2005 compared to $0.8 million for the 13 weeks ended March 31, 2004.

General and administrative expense increased $1.1 million, or 22.8%, to $5.8 million for the 13 weeks ended March 31, 2005 from $4.7 million for the 13 weeks ended March 31, 2004. General and administrative expense as a percentage of revenue was 11.4% and 9.4% for the thirteen weeks ended March 31, 2005 and 2004, respectively. The largest component of the increase was due to $0.3 million increase in outside services expense, which is primarily attributed to implementation costs of the Sarbanes-Oxley Act of 2002. The increase in costs is also due to an impairment charge of approximately $0.2 million, which was recorded by the Company for one under-performing company-operated store that will continue to operate, partially offset by a gain on sale of land of approximately $0.1 million that was also recorded in the 2005 period. In addition, legal fees increased $0.1 million and additional headcount and raises increased salary expense by $0.2 million for the 2005 period.

Interest expense, net of interest income, increased $1.1 million, or 32.2%, to $4.7 million for the 13 weeks ended March 31, 2005 from $3.6 million for the 13 weeks ended March 31, 2004. This increase is due to additional interest expense related to EPLI’s issuance of the Intermediate Notes in March 2004. Our average debt balances for the 2005 period increased to $170.0 million compared to $133.1 million for the 2004 period and our average interest rate increased to 9.75% for the 2005 period compared to 9.09% for the 2004 period.

Our provision for income taxes consisted of income tax expense of $0.1 million and $1.1 million for the 13 weeks ended March 31, 2005 and 2004, respectively, or an effective tax rate of 40.7% for 2005 and 41.5% for 2004.

Net income decreased to $0.1 million, or 0.2% as a percentage of restaurant revenue, for the 13 weeks ended March 31, 2005 compared to $1.6 million, or 3.2% for the 13 weeks ended March 31, 2004 primarily due to higher interest expense and increased general and administrative expenses.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. Our indebtedness at March 31, 2005 was $169.4 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the $15.0 million revolving portion of EPL’s senior credit facility will be adequate to meet our future liquidity needs for the foreseeable future. Cash and cash equivalents increased $3.4 million from $5.6 million at December 29, 2004 to $9.0 million at March 31, 2005. We made cash bonus payments of $1.0 million in March 2005 related to the revaluation of stock options in connection with the debt transactions. Although we expect to make cash bonus payments at various times through 2009 related to the revaluation of stock options, the amounts paid will not exceed, in aggregate, $1.0 million. In the first three months of fiscal 2005, we made $1.0 million in principal repayments on EPL’s loan. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under EPL’s senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the Senior Secured Notes and the Intermediate Notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Operating Activities. We had net cash provided by operating activities of $7.7 million for the 13 weeks ended March 31, 2005 compared with net cash provided by operating activities of $6.7 million for the 13 weeks ended March 31, 2004. The increase in cash provided by operating activities of $1.0 million in the 2005 period compared to the 2004 period was primarily attributable to a decrease in net income offset by changes in operating assets and liabilities.

Investing Activities. We had net cash used in investing activities of $3.0 million for the 13 weeks ended March 31, 2005 compared with net cash used in investing activities of $2.1 million for the 13 weeks ended March 31, 2004. The increase in cash used in investing activities of $0.9 million was related to timing of expenditures for new store construction and spending for the rollout of the new restaurant computer systems for company-operated restaurants.

Financing Activities. We had net cash used in financing activities of $1.3 million for the 13 weeks ended March 31, 2005 compared with net cash used in financing activities of $1.9 million for the 13 weeks ended March 31, 2004. The decrease in cash used in financing activities in the 2005 period was attributable to $2.5 million in deferred financing costs related to the issuance of the Senior Secured Notes and the Senior Discount Notes that were paid in 2004 partially offset by proceeds from the issuance of the Senior Discount Notes.

Debt and Other Obligations

At March 31, 2005, we had $43.9 million outstanding in aggregate principal amount of the Intermediate Notes. No cash interest will accrue on the Intermediate Notes prior to March 15, 2009. Instead, the principal value of the Intermediate Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including March 15, 2009 at a rate of 12 1/2% per annum compounded annually, so that the accreted value of the Intermediate Notes on March 15, 2009 will be equal to the full principal amount of $70.0 million at maturity. Beginning on March 15, 2009, cash interest will accrue on the Intermediate Notes at an annual rate of 12 1/2% per annum payable in arrears on March 15, 2010. Principal is also due March 15, 2010.

EPL’s senior credit facility provides for an $11.0 million term loan and $15.0 million in revolving availability, with a $10.0 million sub limit for letters of credit. In addition, EPL has $110.0 million outstanding in aggregate principal amount of the Senior Secured Notes.

At March 31, 2005, we had certain secured loan commitments, which were assumed in connection with purchases of restaurants from franchisees, of approximately $1.5 million.

We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the life of the respective lease.

At March 31, 2005, we had outstanding letters of credit totaling $8.0 million, which served as collateral for our various workers’ compensation insurance programs.

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

In connection with the issuance of the Senior Secured Notes and the dividend paid by EPL Holdings, Inc. shortly thereafter, the exercise prices of outstanding options to purchase shares of the common stock of EPL Holdings, Inc. were adjusted. In addition, we accrued in December 2003 and paid Option Holders in January 2004 $1.9 million in bonuses. In fiscal 2004, the Company accrued approximately $0.6 million in bonuses that were paid to the Option Holders in March 2005. We will make additional cash bonus payments to the Option Holders related to the revaluation of the stock options at various times through 2009 subject to continued employment and other conditions, which we estimate will aggregate approximately $0.5 million. The combined effect of the adjustment to the exercise price and such cash bonus payments was to restore the approximate economic position of such option holders to that existing immediately before the dividend that EPL Holdings, Inc. paid to its stockholders following the sale of the Senior Secured Notes.

In connection with the issuance of the Intermediate Notes in March 2004 and the dividend paid by EPL Holdings, Inc. shortly thereafter, the exercise prices of outstanding options to purchase shares of the common stock of EPL Holdings, Inc. were adjusted. In addition, we accrued and paid Option Holders in April 2004 $1.3 million in bonuses. Also, in fiscal 2004, we accrued $0.4 million in bonuses that we paid in the first quarter 2005. We will make additional cash bonus payments to the Option Holders related to the revaluation of the stock options at various times through 2009 subject to continued employment and other conditions, which we estimate will aggregate approximately $0.5 million. The combined effect of the adjustment to the exercise price and such cash bonus payments will be to restore the approximate economic position of such Option Holders to that existing immediately before the dividend that EPL Holdings, Inc. paid to its stockholders following the sale of the Intermediate Notes.

As of March 31, 2005, EPL was in compliance with all of the financial covenants contained in its senior credit facility and in the indenture governing the Senior Secured Notes, and we were in compliance with all of the covenants contained in the indenture governing the Intermediate Notes. As of such date we calculated all relevant ratios under EPL’s senior credit facility as follows:

•	EPL’s ratio of “funded debt” to “Adjusted EBITDA” (as such terms are defined in the senior credit agreement) was 3.64 to 1;

•	EPL’s ratio of “senior funded debt” to “Adjusted EBITDA” (as such terms are defined in the senior credit agreement) was 0.64 to 1;

•	EPL’s “interest coverage ratio” (as such term is defined in the senior credit agreement) was 2.85 to 1; and

•	EPL’s “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.47 to 1.

These four ratios were permitted to be no greater than 4.35 to 1, no greater than 1.25 to 1, no less than 2.0 to 1 and no less than 1.15 to 1, respectively, as of such date. As of March 31, 2005, we calculated EPL’s “fixed charge coverage ratio” (as such term is defined in the indenture governing the Senior Secured Notes), the only ratio under EPL’s indenture, at 2.84 to 1. Until December 15, 2005, the indenture permits EPL to incur indebtedness if its fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if such indebtedness had been incurred at the beginning of such four-quarter period.

In addition, as March 31, 2005, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as such terms are defined in the indenture governing the Intermediate Notes), the only ratios under such indenture, at 2.06 to 1 and 4.71 to 1, respectively. Such indenture permits us to incur indebtedness that (a) is contractually subordinated to the Intermediate Notes, (b) has a maturity date after June 16, 2010, and (c) does not provide for payment of cash interest prior to June 16, 2010, and permits our “restricted subsidiaries” (as such term is defined in such indenture), including EPL, to incur indebtedness, if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, and, in the case of indebtedness incurred by us, if our consolidated leverage ratio would have been equal to or less than 4.0 to 1, all as determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if such indebtedness had been incurred at the beginning of such four-quarter period. Because, as of March 31, 2005, our consolidated leverage ratio exceeded 4.0 to 1, the indenture governing the Intermediate Notes prevents EPL Intermediate, Inc. from incurring additional indebtedness, unless such indebtedness constitutes “permitted debt” under the indenture, until such time as our consolidated coverage ratio (calculated using consolidated cash flow for the four most recent fiscal quarters for which financial statements are available) is equal to or less than 4.0 to 1.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to recoverability of fixed assets, intangible assets, closed restaurants, workers’ compensation insurance and contingent liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 29, 2005 for further discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates.

We are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior credit facility that are payable at floating rates of interest.

We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates, as of March 31, 2005 to be material.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls over financial reporting or in other factors that have materially affected or that are reasonably likely to materially affect our internal controls over financial reporting either during the quarter or subsequent to the date we completed our evaluation.

PART II – OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description of Documents

10.1*(1)	Letter Agreement, dated February 23, 2005, between El Pollo Loco, Inc. and Gold Kist Inc.

10.2*(1)	Letter Agreement, dated February 15, 2005, between El Pollo Loco, Inc. and Pilgrims Pride Corporation

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from El Pollo Loco, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (File No. 333-115486) as filed on May 13, 2005.

*	Certain confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPL INTERMEDIATE, INC

Date: May 13, 2005	By:	/s/ Stephen E. Carley
Stephen E. Carley President

	By:	/s/ Joseph Stein
Joseph Stein Vice President and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.1*(1)	Letter Agreement, dated February 23, 2005, between El Pollo Loco, Inc. and Gold Kist Inc.

10.2*(1)	Letter Agreement, dated February 15, 2005, between El Pollo Loco, Inc. and Pilgrims Pride Corporation

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from El Pollo Loco, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (File No. 333-115486) as filed on May 13, 2005.

*	Certain confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.