Form 10-K
period 2005-12-28
EPL Intermediate, Inc.
filed 2006-04-10
CIK 1289728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2005

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

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The common stock of the registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

An aggregate of 100 shares of common stock of the registrant were outstanding as of March 24, 2006.

Documents Incorporated By Reference

None.

FORM 10-K

-i-

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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to provide any updates concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include our substantial level of indebtedness, food-borne-illness incidents, negative publicity, whether or not valid, increases in the cost of chicken, our dependence upon frequent deliveries of food and other supplies, our vulnerability to changes in consumer preferences and economic conditions, our sensitivity to events and conditions in the greater Los Angeles area, our ability to compete successfully with other quick service and fast casual restaurants, our ability to expand into new markets, our reliance in part on our franchisees, matters relating to labor laws, our ability to support our expanding franchise system, our ability to renew leases at the end of their term, the impact of applicable federal, state or local government regulations, our ability to protect our name and logo and other proprietary information and litigation we face in connection with our operations. Actual results may differ materially due to these risks and uncertainties and those discussed below.

NON-GAAP FINANCIAL MEASURES

Restaurant-level cash flow and restaurant-level cash flow margins, as presented in this report are supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as measures of our liquidity.

Restaurant-level cash flow represents restaurant-level revenue less product cost, payroll and benefits and restaurant other operating expense. We present restaurant-level cash flow margin, which is calculated as a percentage of restaurant revenue, as a further supplemental measure of the performance of our company-operated restaurants. We measure each of our company-operated restaurants relative to other company-operated restaurants, in part on the basis of restaurant-level cash flow. We believe that analysts and investors consider similar measures of performance in evaluating other restaurant companies. In addition, because we do not include general and administrative expense in our computation, restaurant-level cash flow does not reflect all the costs of operating the restaurants as if they were a stand-alone business unit. General and administrative expense includes significant expenses necessary to manage a multiple-restaurant operation, certain of which, such as financing, payroll administration, accounting and bookkeeping, legal and tax expenses, would also be required of a typical stand-alone restaurant operation.

PART 1

Item 1. Business.

Our Company

EPL Intermediate, Inc. (“EPLI” or “Intermediate”) through its wholly owned subsidiary El Pollo Loco, Inc. (“EPL” and collectively with EPLI, the “Company,” “we,” “us” and “our”) owns, operates and franchises quick service restaurants (“QSR”) specializing in marinated, flame-grilled chicken. We are the nation’s leading QSR chain specializing in marinated, flame-grilled chicken. As of December 28, 2005, our restaurant system consisted of 142 company-operated and 191 franchised restaurants located primarily in California with additional restaurants in Arizona, Nevada, Texas and Illinois. Our distinct Mexican-inspired menu, which features our authentic recipe flame-grilled chicken, along with our service format and price points, serves to differentiate our unique brand concept. We are strategically positioned to straddle the QSR and fast casual segments of the restaurant industry. We offer high-quality, freshly-prepared food commonly found in fast casual restaurants while at the same time providing the value and convenience typically available at traditional QSR chains. This positioning allows us to appeal to a broad range of consumers and to achieve a balanced mix between lunch and dinner sales. As a result, our company-operated restaurants generated an average unit volume (“AUV”) of $1.6 million and an average check of $8.90 in fiscal 2005. Our system-wide AUV was the fourth highest among QSR chains nationwide in 2004 according to Nation’s Restaurant News, an industry source, and our average check is higher than that of the typical QSR chain. We have also achieved strong same-store sales growth, with our restaurants system-wide demonstrating a simple unweighted annual average same-store sales growth rate of 5.0% for the five most recently completed fiscal years, and a system-wide same-store sales growth rate of 8.2% for fiscal 2005.

Our concept originated in Guasave, Mexico in 1975, and the first U.S. El Pollo Loco restaurant opened in Los Angeles in 1980. Our typical restaurant is a free-standing building with drive-thru capability that ranges in size from 2,200 to 2,600 square feet with seating for approximately 60 people. Our menu features our authentic recipe flame-grilled chicken and includes approximately 50 items ranging in price from $1.00 to $22.49, most of which we prepare from scratch using fresh, high-quality ingredients. We serve a variety of individual and family-size chicken meals, which include flour or corn tortillas, freshly-prepared salsa and a variety of signature side orders such as Spanish rice and pinto beans. In addition, we offer a wide variety of contemporary, Mexican-inspired entrées including our specialty Pollo Bowl® entrée, Pollo Salads, signature burritos, chicken quesadillas, chicken tortilla soup and chicken tacos. Our individual and family-size meals appeal to customers for restaurant dining or take-out during dinner time, while our more portable Mexican entrées appeal to customers at lunch time or on the go. We believe our consistent, authentically-flavored menu engenders tremendous loyalty within the Hispanic population, from which we derive approximately half of our customers. The breadth of our menu items and price points have enabled us to also be successful in non-Hispanic markets as the Mexican-Hispanic flavor profile and the desire for high-quality, freshly-prepared food have further penetrated all demographic segments and income levels.

Over the past several years, after a period of under-investment by prior ownership, our management team has focused on driving operational improvement and upgrading our brand image to improve our competitiveness and to position us for future growth. Since the end of 2000, we have invested approximately $19.0 million in capital to remodel substantially all of our company-operated restaurants, upgrade our technology platform and install new kitchen equipment. We have also strengthened our infrastructure through investments to improve our customer service and restaurant oversight process and upgrade our training program. Additionally, we enhanced the quality of our franchise base and focused on larger, well-capitalized multi-unit franchisees.

We plan to drive same-store sales growth in our existing restaurants and to continue our strategy to selectively open new company-operated restaurants in the greater Los Angeles area and Las Vegas. We have also entered into development agreements to open and operate franchised restaurants in existing and new markets with a number of experienced, multi-unit operators. Since 2003, we have received commitments to open 104 restaurants, 10 of which have already opened, with options to open 40 additional restaurants. These franchised restaurants will be located in Central and Northern California, Colorado, Oregon, Washington, Arizona, Texas, Illinois, New York, New Jersey and six New England states. We believe that our historical investments and development agreements have positioned us to pursue our disciplined restaurant expansion strategy. EPLI was incorporated in Delaware in 1999.

Industry Overview

The U.S. restaurant industry, which represents 4% of the U.S. gross domestic product, has achieved strong sales growth over the past several decades. According to the National Restaurant Association (“NRA”), a restaurant industry trade association, 2005 is expected to mark the 14th consecutive year of real sales growth for the industry. This growth has been driven by favorable consumer-related trends, including the growing number of dual-income households, the aging of the baby boomer generation, increases in consumer spending and, more generally, consumers’ desire for convenience. According to the USDA Economic Research Service (“ERS”), dollars spent on food consumed away from home increased 31% between 1990 and 2003 in constant dollar terms. This trend is projected to continue as the percentage of dollars spent on food away from home is expected to increase from 47% in 2004 to 53% by 2010.

Total restaurant industry revenue in the United States for 2005 was estimated to be $486.1 billion, an increase of 7.2% over 2004, according to the NRA. Sales at limited-service restaurants, which include both the QSR and fast casual segments, were estimated to be $135.6 billion in 2005, an increase of 5.8% over 2004. While the fast casual sub-segment comprised only 5.5% of limited-service segment sales, its sales growth substantially outpaced both the overall limited-service and the full-service sectors in 2004 according to Technomic, Inc. (“Technomic”), a food services consulting and research firm. Contributing to the growth of the fast casual segment is the growing number of consumers who demand casual-dining quality food and experience in a quick and convenient QSR delivery format and at a near-QSR price.

Consumer awareness of the health and nutritional characteristics of chicken is a major factor that we believe will continue to drive chicken consumption. According to the ERS, per capita consumption of chicken in the United States increased 35% from 1990 to 2003.

Competitive Strengths

Unique Brand Concept with Broad Appeal. We have strategically positioned our brand between the QSR and fast casual segments of the restaurant industry. We believe our authentic Mexican-inspired cooking method and high-quality food made fresh-to-order set us apart from our QSR competition, while our convenience and value proposition differentiate us from our fast casual competition. In addition, we believe we are unique in offering both individual and family-size chicken meals and Mexican-inspired entrées such as burritos and quesadillas. As a result, our brand concept appeals to a wide variety of consumers across different ethnic, age and income demographics. We believe that approximately half of our customers are Hispanic, and that our authentic Mexican heritage and menu items generate a strong affinity with Hispanic customers. At the same time, we have developed a large non-Hispanic customer base and our restaurants perform well in both urban and suburban markets. This broad appeal across different ethnic groups and income levels increases the number of markets and the number of locations within each market in which our restaurants can successfully operate, while reducing our exposure to fluctuations in any individual market segment.

Proven Business Model with Attractive Restaurant Economics. Since opening our first restaurant over 25 years ago, we have grown to be the leader in the chicken QSR market for the greater Los Angeles area with our 246 restaurants achieving an estimated 42% market share in 2005, according to Restaurant Trends, a restaurant industry trade guide. Our company-operated restaurants generated an AUV of $1.6 million in 2005. According to Nation’s Restaurant News, our system-wide AUV was the fourth highest among QSR chains nationwide in 2004. In addition to our industry-leading AUV, our business model and operational execution also enable greater facility utilization, better labor efficiency and less food waste by generating a balanced mix of business between lunch and dinner. This in part drives our strong profitability, with company-operated restaurants averaging restaurant-level cash flow margins of 22% and 23% for fiscal 2004 and fiscal 2005, respectively. In addition, our high AUV and stable profitability provide for a strong return on invested capital for new company-operated and new franchised restaurants. In the last five years we have never closed a company-operated restaurant due to negative cash flow.

Favorable Position with Respect to Industry and Demographic Trends. We believe we are well-positioned to benefit from several fundamental trends within the restaurant industry and the U.S. population, including, among others, the following:

•	Increased expenditure on food consumed away from home and increased consumption of freshly-prepared food brought home;

•	The growth rate in the sales of ethnic food is twice that of the overall food industry and, according to Technomic, Hispanic food is now the largest category in ethnic restaurant sales, having outpaced both Asian and Italian food;

•	Chicken consumption is expected to continue to increase as consumers continue to place a high priority on the importance of eating a healthy, lower-fat diet; and

•	The Hispanic population, our largest customer segment, is the fastest growing in the U.S., with 4.4% annual growth between 2000 and 2004 versus 1.1% for the overall population, according to U.S. Census data. Hispanics of Mexican origin comprise 64% of the Hispanic population and are its fastest growing sub-segment, accounting for 72% of growth between 2000 and 2004. This growth is expected to continue as the Hispanic population is projected to increase from 12.6% of the U.S. population in 2000 to 15.5% in 2010 and 20.1% by 2030.

Strong and Growing Franchise Base. Our existing franchise base consists of many successful, long-standing multi-unit restaurant operators, with 76% of our franchised restaurants owned and operated by franchisees who have been with us for more than 10 years. Over the past five years, we have enhanced the overall quality of our franchise base by focusing on developing multi-unit groups, including refranchising existing restaurants in Phoenix, San Diego and Northern California. This has resulted in increasing the average number of restaurants operated per franchisee from 2.3 in December 2000 to 3.5 restaurants in December 2005. In addition, since June 2003, we have targeted areas outside of our core Southern California market as dedicated franchisee development areas and we have entered into development agreements with a number of experienced, multi-unit operators. Since this time, we have received commitments to open 104 restaurants, 10 of which have already opened, with options to open 40 additional restaurants. These franchised restaurants will be located in Central and Northern California, Colorado, Oregon, Washington, Arizona, Texas, Illinois, New York, New Jersey and six New England states. We believe we have been successful in attracting these franchisees due to our unique concept and strong return on invested capital.

Significant Investment in Infrastructure and Brand. Over the past several years, after a period of under-investment by prior owners, our management team has focused on driving operational improvement and upgrading our brand image to improve our competitiveness and position us for future growth. Since the end of 2000, we have invested approximately $19.0 million in capital to remodel substantially all of our company-operated restaurants, upgrade our technology platform and install new kitchen equipment. We have also strengthened our infrastructure through investments to improve our customer service and restaurant oversight process, and upgrade our training program. Additionally, we have enhanced the quality of our franchise base and focused on larger, well-capitalized multi-unit franchisees. We believe these improvements will continue to drive improved customer loyalty, increased same-store sales, productivity improvements and cost reductions over the next several years.

Experienced Management Team. Our executive management team has extensive restaurant industry experience in addition to a significant multi-industry foundation in consumer marketing, operations and finance with key positions at leading food service businesses including PepsiCo Inc., Taco Bell Corp., Applebee’s International, Inc., McDonald’s Corporation, Rubio’s Restaurants, Inc. and CKE Restaurants, Inc. Stephen E. Carley, our President and Chief Executive Officer, who joined our company in April 2001, was a consumer marketing and operations veteran with General Mills, Inc., The Pillsbury Company and PepsiCo Inc. prior to gaining extensive experience in the QSR and food service industries, serving in various areas of both Taco Bell Corp. and PepsiCo Inc.

Business Strategy

Our business strategy is focused on increasing same-store sales, continuing to improve operations while managing our costs, and expanding our restaurant base in a disciplined manner.

Increase Same-Store Sales. We have a sound track record of growing our same-store sales, with our restaurants system-wide demonstrating a simple unweighted annual average same-store sales growth rate of 5.0% for the five most recently completed fiscal years, and a same-store sales growth rate of 8.2% for the 2005 fiscal year. We are currently engaged in several initiatives that we believe will continue to drive growth in our same-store sales in the future, including:

•	Targeted Marketing. Our marketing strategy is designed to educate consumers on our unique, authentic Mexican-inspired offerings to position us as the consumer’s top choice for limited-service restaurant dining. We have developed and implemented an empirical, data-driven approach to market spending which enables us to view real-time customer trends and determine optimal pricing strategies, customer taste preferences and demographic profiles. As a result, we have targeted our advertising to focus on core product taste profiles and food preparation in the general market and to appeal to our Mexican heritage and tradition in the Hispanic market;

•	Product Development. We intend to continue to invest in product development in order to introduce new items that complement our product base and drive higher average customer transactions. We have introduced an average of three products annually over the past several years, including Pollo Salads, the Twice Grilled Burrito™, the Chicken Verde Quesadilla™ and chicken tortilla soup;

•	Customer Loyalty Programs. We are currently developing technology initiatives to support an enhanced customer loyalty program. We believe we can utilize our customer data to develop programs to promote more frequent visits by our customers;

•	Speed of Service. We currently have several initiatives to improve the speed of service for our customers, including better labor deployment to ensure proper staffing levels, the implementation of a drive-thru timing reporting system, two registers at each drive-thru location and a speed of service guarantee. We believe that by increasing our accuracy and speed of service, we will improve the customer experience and drive more traffic through our restaurants; and

•	Catering. Our current catering efforts are driven by individual store managers, and the offering typically features a menu that targets groups of 25 or more and is comprised of multi-piece meals of our signature flame-grilled chicken and family-size side dishes. We believe we can increase our AUV by broadening our catering menu and by standardizing the implementation of catering across all of our restaurants system-wide.

Continue to Improve Operations and Implement Cost Controls. Over the past several years we have significantly improved our operations and implemented cost controls that have led to increased profitability. We have identified several opportunities to continue to increase our operational efficiency and reduce our costs, including:

•	Scorecard. We continue to take advantage of the rigorous scorecard system we implemented in 2002, which is designed to evaluate and provide the basis for compensation for our general managers and supervisors across several key performance metrics. To date, this system has enabled us to, among other things, implement safety and workers’ compensation programs yielding a subsequent decline in total incidents from 238 in 2001 to 72 in 2005. It also helps us measure and manage our food costs and labor and customer complaints performance.

•	Next Generation Restaurant. Following substantial investment in development in 2004, we introduced a more space efficient restaurant (the “Next Generation” restaurant) that is approximately 2,000 square feet with a drive-thru and seating for 40. The Next Generation restaurant’s streamlined back of house design and improved cooking systems benefit operating procedures that enhance the portability of restaurants to new markets. The new kitchen format involves first cooking the chicken in a convection oven to food safe temperatures and then finishing the chicken on the grill to ensure a crisp skin and golden brown color. This new format facilitates restaurant growth in our existing and prospective markets as the cooking process is faster, simpler and more consistent while requiring less training and labor. Furthermore, the smaller restaurant size allows for the evaluation of more real estate sites.

•	IT Systems. Our new Point of Service system, which became fully operational across all company-operated stores in early 2005 and will be implemented in many new franchised restaurants, transfers transaction-level data on a near real-time basis to our corporate office for management evaluation. We are using this data to develop optimal pricing strategies, customer taste preferences and demographic profiles, and enhance management’s agility in decision-making. In addition, we have installed new information systems to help improve our labor costs and inventory management. Management plans to continue to utilize the data and functionality derived from these systems to improve operations. Current initiatives include implementing a more efficient restaurant manager staffing system, an improved hourly labor staffing matrix and evaluating a call center system to improve drive-thru times.

Disciplined Expansion. Over the past several years, we have strategically undertaken a conservative expansion strategy of both company-operated and franchised restaurants as we have chosen to focus on improving our core operations and strengthening our existing franchise base. We believe we have substantially completed these initiatives, and we currently plan on accelerating our expansion in a disciplined manner. Our expansion strategy consists of opening company-operated restaurants in existing markets and opening a substantial amount of franchised restaurants in new and existing markets. Our franchise strategy allows us to increase our revenue with minimal additional capital investment. As of the end of fiscal 2005, we have opened six new company-operated and seven new franchised restaurants during the year. In the future, we plan to focus our company-operated expansion of seven to ten restaurants per year in our existing core markets where we have operating infrastructure in place and a track record of profitability. We plan to open an increasing number of franchised restaurants per year in both existing and new markets, and we have signed several new development agreements with experienced, multi-unit operators. For our potential new markets, we are focused on identifying franchisees that live in the area of development, have existing real estate and operations infrastructure in place, meet certain financial criteria, possess a track record as a seasoned restaurateur and exhibit a commitment to developing a minimum of three restaurants in a specified territory. Once we identify a potential new franchisee, we perform a rigorous analysis of the market to determine the viability of our brand concept before we enter into a development agreement.

Restaurant Operations and Products

Restaurant Operations and Management. Our management team places tremendous emphasis on executing our mission, which is to “Passionately Serve Perfect Pollo Every Time.” To help ensure that we deliver on this mission, we have 18 area leaders and two directors of operations that report to our vice president of operations. Each area leader typically oversees eight to nine restaurants. General managers supervise the operations of each restaurant, and they are supported by a number of assistant managers, which varies based on the sales volume of the respective restaurant.

We strive to maintain quality and consistency in our restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. Restaurant general managers, many of whom are promoted from our restaurant personnel, must complete a training program of typically six to twelve weeks during which we instruct them in various areas of restaurant management, including food quality and preparation, hospitality and employee relations. We also provide restaurant managers with operations manuals relating to food preparation and operation of restaurants. These manuals are designed to ensure uniform operations, consistently high-quality products and service and proper accounting for restaurant operations. We hold regular meetings of our restaurant managers to discuss new menu items and efficiency initiatives and to continue training in various aspects of business management. We have created a set of quantitative metrics that are used to measure the performance of both the general managers and area leaders. These metrics measure profitability, food safety, employee safety and various customer satisfaction attributes. We make this data “information that cannot be ignored” by producing a monthly scorecard, holding quarterly meetings, and considering these metrics for bonus purposes and job performance evaluations.

We have food safety and quality assurance programs that are designed to maintain the highest standards for the food products and food preparation procedures used by company-operated and franchised restaurants. We have a team of quality assurance managers that perform comprehensive restaurant audits. Quality assurance managers visit each company-operated and franchised restaurant an average of three times a year and evaluate all areas of food handling, preparation and storage. Our quality assurance team also audits our suppliers on a frequency schedule based on the potential food safety risk of each product. In 2005, there were over 800 quality control site visits to restaurants and over 90 audits of various suppliers. We also have continuous food safety training that teaches employees to pay detailed attention to product quality at every stage of the food preparation cycle.

We maintain financial and accounting controls for each of our restaurants through the use of centralized accounting and management information systems and reporting requirements. We collect sales, credit card, debit card, menu item popularity and related information daily for each company-operated restaurant. We provide general managers with operating statements for their respective restaurants. Cash, credit card and debit card receipts are controlled through daily deposits to local operating accounts, which are either picked-up up by armored car or deposited to our cash concentration accounts by our managers. At our support center, we use a software program to reconcile on a daily basis the sales and cash information sent electronically from our restaurants to the cash detail electronically sent by our bank.

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

Menu and Food Preparation. We are committed to serving quality chicken and Mexican-inspired food products. This process begins with the selection of fresh ingredients. In preparing menu items, we emphasize quality and freshness. We regularly inspect our vendors to ensure both that the products we purchase conform to our high-quality standards and that the prices offered are competitive. We are committed to differentiating ourselves from other QSR competitors by utilizing fresh, high-quality ingredients as well as by preparing most of our items from scratch. The menu items at each of our restaurants are prepared at that restaurant from fresh chicken and ingredients delivered several times each week.

Our marinated, flame-grilled chicken is the key ingredient to our menu items. Fresh chickens are marinated in our restaurants twice a day, using marination tumblers to ensure that our proprietary marinade deeply and consistently flavors the chicken. The cooking process on our extensive grill system does not employ any timers, so our cooks must use acquired experience to turn the chicken at the proper intervals in order to deliver our signature chicken to our customers. We believe our singular focus, from senior management down, on delivering perfect chicken creates loyalty and enthusiasm for the brand among our employees.

Our chicken is served with flour or corn tortillas, freshly-prepared salsa and a wide variety of signature side orders including Spanish rice, pinto beans, coleslaw and mashed potatoes. In addition to individual and family chicken meals in quantities of eight, 10 and 12 pieces, we also serve a wide variety of contemporary Mexican entrées including specialty chicken burritos, chicken quesadillas, our specialty Pollo Bowl® entrée, a line of fresh Pollo Salads, chicken tortilla soup, chicken tacos and taquitos. To complement our menu items, a salsa bar in each of our locations features four kinds of salsa prepared several times a day with serrano chilies, cilantro and other fresh ingredients. We also serve Fosters Freeze® brand of soft-serve ice cream products in 76 company-operated restaurants and 88 franchised restaurants.

Marketing and Advertising

Marketing Strategy. We strive to be the consumer’s top choice for flavor by serving delicious, high-quality meals, featuring our signature flame-grilled chicken, inspired by traditional Mexican cuisine. We seek to build long-term relationships with consumers based on a complete brand experience. With our brand’s authentic roots and our high-quality, tasty food, we attempt to inspire our consumers not only to frequent the brand, but to generate other customers via word-of-mouth.

We closely follow competitive trends, subscribe to secondary consumer research and conduct primary research to prioritize opportunities and stay abreast of our position in the market. Through our strategic marketing efforts and unique product offerings, we believe we have positioned ourselves into the “sweet spot” between the QSR and fast casual restaurant segments. We believe consumers find our restaurant experience superior to traditional fast food restaurants but not as high-priced or inconvenient as fast casual restaurants.

We have developed and implemented an empirical, data-driven approach to market spending. This analytical approach has begun to allow management to view real-time customer trends and preferences which we then use to determine optimal pricing strategies, customer taste preferences and demographic profiles. As a result of analyzing this data, we have developed a metric that assigns all items on the menu a “piece of chicken” equivalent. Sales per equivalent piece of chicken sold reveals pricing and promotion impact by factoring out the impact of the “bundled” family meals. We use this and other metrics to analyze potential promotions and to perform comparative post-promotion analyses to evaluate the accuracy of the assumptions made for each promotion.

Promotional/Discount Strategy. We develop promotions designed to deliver value in a highly competitive marketplace. Each year, the calendar is divided into six promotional periods of approximately eight weeks each that feature new products, attractively-priced family meal offers and/or value-added promotions. Each promotional period features an advertised focus and in-restaurant components. To avoid unprofitable discounting, we use internal modeling aids to assist the marketing team in developing promotions designed to deliver incremental sales at a profit.

Advertising Strategy. We have developed key consumer insights that define consumer segments and their motivators. Our advertising is designed to capture our brand by stirring consumers’ preferences for wholesome, flavorful food without compromising convenience. Our advertising strategy is centered on EPL’s signature, flame-grilled chicken while reinforcing our authentic Mexican-flavor profile. To most effectively execute this plan, we have developed targeted campaigns for the Hispanic market in addition to separate campaigns for the broader general market.

Our target audience is 25 to 49 years old with a balanced gender mix. We use television and radio advertising as the primary medium in markets where there is adequate market penetration. We use in-restaurant merchandising materials to further convey the freshness and quality of the menu. We periodically use print media to introduce new products and deliver brand communication along with purchase incentives. We implement public relations activities to carry our brand messaging into the consumer press and strengthen our ties to our customer community.

Annual advertising expenditures are approximately 4% of company-operated and franchised store revenues in the Los Angeles market area and 5% of company-operated and franchised store revenues in markets outside of the Los Angeles market area. Approximately 30% of total advertising is spent on Spanish-language initiatives in the Hispanic market.

Pricing Segmentation Initiative. In the first half of fiscal 2005, we tested and rolled out our chicken meal restructuring, a two-tier pricing strategy for bone-in chicken. Whereas the typical price for a two-piece chicken meal was previously $4.49 and the type of meat was not specified by the customer, the new plan has shifted typical pricing to $4.99 for a breast and wing and $4.29 for a leg and thigh. As a result of this initiative, we are able to buy a “Saddle Cut” chicken from suppliers consisting of the lower half of a whole chicken (a leg and a thigh), which is significantly lower priced as compared to a whole chicken. In addition, customers receive exactly the type of meat they desire, increasing order accuracy, value proposition and customer satisfaction. We believe this change has enhanced sales.

Intellectual Property

Trademarks and Service Marks. We have registered the names El Pollo Loco®, Pollo Bowl® and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and in approximately 42 foreign countries. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are unsuccessful, or if any third party misappropriates or infringes on our intellectual property, either in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. Our policy is to pursue and maintain registration of our service marks and trademarks in those countries where our business strategy requires us to do so and to oppose vigorously any infringement or dilution of our service marks or trademarks in such countries.

On March 31, 2004, El Pollo Loco, S.A. de C.V. (“EPL-Mexico”) filed suit against EPL in state court in Laredo, Texas, alleging, among other things, that we breached our agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco® in Mexico should revert to EPL-Mexico. See “Item 3. Legal Proceedings.”

Franchise Program

We use franchising as our strategy to accelerate new restaurant growth in new markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 28, 2005, there were a total of 191 franchised restaurants, operated by 55 franchisees and one licensee (operating at Universal Studios Theme Park in Los Angeles, California). Franchisees range in size from single restaurant operators to our largest franchisee, which currently operates 29 restaurants. We employ five franchise consultants who work with franchisees to maintain system-wide quality. These consultants assist franchisees with new site proposals, new restaurant openings, marketing programs and ongoing operations activities. To support the expected growth in franchise restaurants, we have invested in a dedicated team of franchise management professionals including two directors of franchise sales, along with managers of operations, field marketing, training, real estate and purchasing.

We have recently entered into new development agreements with many of our existing franchisees. Since 2003, we have received commitments to open 104 restaurants, 10 of which have already opened, with options to open 40 additional restaurants. In 2003 and 2004, we executed development agreements for new restaurants in Illinois, Colorado and Texas. We have also executed development agreements with experienced multi-unit operators in Washington, Oregon, Texas, New York, New Jersey and six New England states in 2005. For the year ended December 28, 2005, franchisees have opened seven restaurants and closed one restaurant. We believe our franchisees will open approximately 15 new sites in 2006.

Our standard franchise agreement gives our franchisees the right to use our trademarks, service marks, trade dress and our proprietary recipes, systems, manuals, processes and related items. We also provide our franchisees with access to training, marketing, quality control, purchasing, distribution and operations assistance. We are not obligated to and currently do not provide nor plan to provide any direct or indirect financing or financing guarantees for our franchisees. The franchisee is required to pay an initial franchise fee of $40,000 for a 20-year franchise term per restaurant and in most cases, a renewal fee for a successor franchise agreement beyond the initial term. The initial franchise fee is reduced to $30,000 for second and subsequent restaurants opened under a development agreement. The franchisee is also required to pay monthly royalty fees of 4% of gross sales as well as monthly advertising fees of 4% for the Los Angeles designated market area or 5% for other markets. We contribute where we have company-operated restaurants to the advertising fund on the same basis as franchised restaurants. Under our franchise agreements, we are obligated to use all advertising fees collected from franchisees to purchase, develop and engage in advertising, public relations and marketing activities to promote the brand.

We are the sole master licensee of the Fosters Freeze® brand of soft-serve ice cream products in seven Southern California counties. Our franchisees in California may also enter into a sublicense agreement with us under which they may sell a limited Fosters Freeze® menu in their restaurant.

As a result of an initiative in the mid-1990’s to transfer certain company-operated restaurants to new franchisees, some franchisees sublease their restaurants from us. However, most franchisees currently either purchase the real estate upon which the restaurants are operated or enter into direct leases with third-party owners of real estate.

Purchasing

Our ability to maintain consistent quality throughout our restaurants depends in part upon the ability to acquire food products and related items from reliable sources in accordance with our specifications. EPL has a contract with one national distributor for substantially all of the food and supplies, including the chicken that our company-operated restaurants receive from our suppliers.

Fresh chicken is typically delivered every other day to each restaurant. We have recently entered into a new five-year distribution agreement with our long-standing distributor which expires August 15, 2010. Currently, all franchisees are required to use this distributor as the sole approved distributor and they must purchase food and supplies only from Company-approved suppliers.

We regularly inspect vendors to ensure both that the products purchased conform to our high-quality standards and that the prices offered are competitive. To support this, we have a quality assurance team that performs comprehensive supplier audits on a frequency schedule based on the potential food safety risk of each product. In 2005, the quality control team conducted over 90 supplier audits. With the exception of our distributor and chicken and beverage suppliers, we normally contract for food and paper items at fixed price contracts ranging from one to two years.

In February 2005, EPL entered into a new five-year contract with our beverage supplier, which provides for a marketing allowance based on gallons sold. A portion of the marketing allowance is specifically earmarked to be used to support our beverage product advertising programs. All franchisees are required to purchase beverages from Company-approved suppliers.

Historically, we have been able to limit our exposure to chicken prices through contracts ranging in term from one to three years and through menu price increases. In February of 2005, EPL entered into new contracts with our two current suppliers of whole chicken with terms that expire in February 2007 and February 2008. The cost of chicken under these new contracts is higher than under our prior contracts. We raised prices in September and November 2004 to help offset the impact of the increased price of chicken. Chicken makes up the largest part of our total product cost, approximately 14.0% of our revenue from company-operated restaurants for fiscal 2005.

Competition

The quick service restaurant industry is highly competitive and fragmented. The number, size and strength of competitors vary by region. We believe that quick service restaurant competition is based primarily on quality, taste, quickness of service, value, name recognition, restaurant location and customer service. The fast casual restaurant industry is also highly competitive. We believe that competition within the fast casual restaurant segment is based primarily on price, taste, quality and the freshness of the menu items and the comfort and ambiance of the restaurant environment.

Our greatest strength in this competitive environment is our high-quality, delicious food. We believe we are positioned to take advantage of a number of consumer trends, including the impact of the Hispanic culture on food and flavors, growth of the Mexican food segment, increased interest in healthy dining and the growth of the Hispanic population in many regions of the United States, which should each provide us with opportunities to continue to grow our market position in existing and new markets. We believe we can continue to increase our market share with our marketing focus on building our brand, as well as our operations focus on achieving improvements in all aspects of customer service.

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

We also are subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, overtime, unemployment tax rates, worker’s compensation rates, citizenship requirements and other working conditions. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. We are also subject to the Americans With Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment.

Many states, including California, and the Federal Trade Commission require franchisors to transmit specified disclosure statements to potential franchisees when offering or modifying a franchise. Some states require us to register our franchise offering documents and file our advertising material before we may offer a franchise for sale. Our non-compliance could result in civil or criminal penalty, rescission of a franchise, and suspension of our ability to offer and sell franchises in a state. We believe that our Uniform Franchise Offering Circular, together with any applicable state versions or addenda, complies in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising. As of December 28, 2005, we are marketing to both new and existing franchisees in 45 states and are awaiting state regulator approval to market in the remaining states.

Environmental Matters

Our operations are also subject to federal, state and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water, storage and disposal of waste and clean-up of contaminated soil and groundwater. Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances on, in or emanating from such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

Certain of our properties may be located on sites that we know or suspect have been used by prior owners or operators as retail gas stations. Such properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. We are aware of contamination from a release of hazardous materials by a previous owner at two of our owned properties and one of our leased properties. We do not believe that we have contributed to the contamination at any of these properties. It is possible that petroleum products and other contaminants may have been released at other properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination. Although we lease most of our properties, or when we own the property we obtain certain assurances from the prior owner or often obtain indemnity agreements from third parties, we cannot assure you that we will not be liable for environmental conditions relating to our prior, existing or future restaurants or restaurant sites. If we are found liable for the costs of remediation of contamination at or emanating from any of our properties, our operating expenses would likely increase and our operating results would be materially adversely affected.

We have conducted environmental reviews of restaurants opened since 2000, but we have not conducted a comprehensive environmental review of all of our properties or operations. No assurance can be given that we have identified all of the potential environmental liabilities at our properties or that such liabilities would not have a material adverse effect on our financial condition.

Employees

As of December 28, 2005, we had approximately 4,254 employees, of whom approximately 3,975 were hourly restaurant employees, 143 were salaried general managers engaged in managerial capacities and 136 were corporate and office personnel. Most of our restaurant employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of our employees are covered by a collective bargaining agreement. We believe that we generally have good relations with our employees.

Item 1A. Risk Factors.

Our substantial level of indebtedness could materially and adversely affect our business, financial condition and results of operations.

We have substantial debt service obligations. At December 28, 2005, our total debt was approximately $260.3 million, which represents approximately 60% of our total capitalization, and EPL had approximately $14.1 million of available borrowings under the revolving portion of its senior secured credit facilities. Our high level of indebtedness could have important consequences and significant effects on our business, including the following:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;

•	requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;

•	making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions;

•	placing us at a competitive disadvantage compared with our competitors that have less debt; and

•	exposing us to risks inherent in interest rate fluctuations because some of our borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate revenues.

Food-borne illness incidents could reduce our restaurant sales.

We cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food processors makes it difficult to monitor food-safety compliance and may increase the risk that food-borne illness would affect multiple locations rather than single restaurants. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-operated or franchised restaurants could negatively affect our restaurant sales if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants. A number of other restaurant chains have experienced incidents related to food-borne illnesses that have had a material adverse impact on their operations, and we cannot assure you that we can avoid a similar impact upon the occurrence of a similar incident at our restaurants.

Negative publicity could reduce sales at some or all of our restaurants.

We are, from time to time, faced with negative publicity relating to food quality, the safety of chicken, which is our principal food product, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing, employee relationships or other matters at one of our restaurants. Negative publicity may adversely affect us, regardless of whether the allegations are valid or whether we are held to be responsible. In addition, the negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant involved to affect some or all of our other restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis. A similar risk exists with respect to food service businesses unrelated to us, if customers mistakenly associate such unrelated businesses with our own operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, financial condition, results of operations and cash flows.

The prospect of a pandemic spread of avian flu could adversely affect our business.

If avian flu were to affect our supply of chicken, our operations may be negatively impacted, as prices may rise due to limited supply. In addition, misunderstanding by the public of information regarding the threat of avian flu could result in negative publicity that could adversely affect consumer spending and confidence levels. A decrease in traffic to our restaurants as a result of this negative publicity or as a result of health concerns (whether or not warranted) could materially harm our business.

Increases in the cost of chicken could materially adversely affect our operating results.

The principal food product our restaurant system uses is chicken. During fiscal 2003, fiscal 2004 and fiscal 2005, the cost of chicken included in our product cost was approximately 12.8%, 14.1% and 14.0%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially adversely affect our operating results. Changes in the cost of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability and greater international demand for domestic chicken products. If we fail to anticipate and react to increasing food costs by adjusting our purchasing practices, our cost of sales may increase and our operating results could be adversely affected. We currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of chicken or other food and supplies, which we purchase at prevailing market or contracted prices. We have in the past limited our exposure to chicken prices through contracts with suppliers ranging in term from one to three years. In 2005, EPL entered into new contracts with terms ranging from two to three years with two primary suppliers of chicken that expire in February 2007 and February 2008. The price that we pay for chicken has increased as a result of these new contracts. Although it appears that our menu price increases in late 2004 have significantly offset the higher prices of chicken, future increases in the cost of chicken could materially and adversely affect our business, financial condition, results of operations and cash flows.

Failure to receive frequent deliveries of food and other supplies could result in a loss of revenue and materially and adversely impact our operations.

Our and our franchisees’ ability to maintain consistent quality menu items significantly depends upon our ability to acquire fresh food products, including the highest quality chickens and related items, from reliable sources in accordance with our specifications on a timely basis. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of poultry diseases, inclement weather or other conditions could materially adversely affect the availability, quality and cost of ingredients, which would adversely affect our business, financial condition, results of operations and cash flows. We have contracts with a limited number of suppliers of most chicken, food and other supplies for our restaurants. In addition, one company distributes substantially all of the products we receive from suppliers. If that distributor or any of our suppliers fail to perform as anticipated or seek to terminate agreements with us, or if there is any disruption in any of our supply or distribution relationships for any reason, our business, financial condition, results of operations and cash flows could be materially adversely affected. Our inability to replace our suppliers in a short period of time on acceptable terms could increase our costs and cause shortages at our restaurants that may cause our company-operated or franchised restaurants to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we or our franchisees temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage and thereafter if our customers change their dining habits as a result.

As most of our restaurants are concentrated in the greater Los Angeles area, our business is highly sensitive to events and conditions in the greater Los Angeles area.

Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 88% of our revenues in fiscal 2004 and fiscal 2005. Our business will be materially adversely affected if we experience a significant decrease in revenues from these restaurants. Adverse changes in the demographic or economic conditions or an adverse regulatory climate in the greater Los Angeles area or the state of California could have a material adverse effect on our business. We also may have exposure to unexpected losses resulting from natural disasters or other catastrophic events affecting these areas. Catastrophes can be caused by various events, including earthquakes, fires, hurricanes, hailstorms, explosions, severe weather, or other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial.

We are vulnerable to changes in consumer preferences and economic conditions that could harm our business, financial condition, results of operations and cash flow.

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, weather, fuel prices, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. In addition, inflation and increased food or energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could harm our business, financial condition, results of operations and cash flow. There can be no assurance that consumers will continue to regard chicken-based or Mexican-inspired food favorably or that we will be able to develop new products that appeal to consumer preferences. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

We may not be able to compete successfully with other quick service and fast casual restaurants.

The food service industry, and particularly the quick service and fast casual segments, is intensely competitive. In addition, the greater Los Angeles area, the primary market in which we compete, consists of what we believe is the most competitive Mexican-inspired quick service and fast casual market in the country. We expect competition in this market to continue to be intense because consumer trends are favoring QSRs that offer healthier menu items made with better quality products. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location and type and quality of food. If our company-operated and franchised restaurants cannot compete successfully with other quick service and fast casual restaurants in new and existing markets, we could lose customers and our revenues may decline. Our company-operated and franchised restaurants compete with national and regional quick service and fast casual restaurant chains for customers, restaurant locations and qualified management and other restaurant staff. Compared to us, some of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or are planned to be located.

Our growth strategy depends in part on opening restaurants in new and existing markets. We may be unsuccessful in opening new restaurants or establishing new markets, which could adversely affect our growth.

We are reviewing additional sites for potential future El Pollo Loco restaurants. We plan to open seven to ten new company-operated restaurants each year. As of December 28, 2005, a total of 21 sites have been identified for new restaurant openings in 2006 through 2007. Historically, there is a period of time before a new El Pollo Loco restaurant achieves its targeted level of performance due to higher operating costs caused by start-up costs and other temporary inefficiencies. We have experienced delays in opening some of our restaurants and may experience delays in the future. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our or our franchisees’ ability to:

•	identify available and suitable restaurant sites;

•	compete for restaurant sites;

•	reach acceptable agreements regarding the lease or purchase of locations;

•	raise or have available an adequate amount of money for construction and opening costs;

•	timely hire, train and retain the skilled management and other employees necessary to meet staffing needs; and

•	obtain, for an acceptable cost, required permits and regulatory approvals.

If we are unable to open new restaurants, our earnings or revenue growth could be adversely affected and our business negatively affected as we expect a portion of our growth to come from new locations.

As part of our growth strategy, we expect to enter into new geographic markets in which we have no prior operating or franchising experience through development agreements. In fiscal 2003, 2004 and 2005, we executed development agreements for new restaurants in California, Colorado, Arizona, Illinois, Texas, Washington, Oregon, New York, New Jersey and New England. We may face challenges in entering new markets, including difficulties in hiring experienced personnel and difficulties due to our unfamiliarity with local real estate markets and demographics. In addition, we may face additional challenges as most of the consumers in the new markets we plan to enter may be unfamiliar with our brand. Consumer recognition of our brand has been important in the success of company-operated and franchised restaurants in our existing markets. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. Any failure on our part to recognize or respond to these differences may adversely affect the success of our new restaurants. The failure of a significant number of restaurants that open in new markets could materially adversely affect our business, financial condition, results of operations and cash flows.

As part of our growth strategy, we also intend to open new restaurants in areas where we have existing restaurants. Since we typically draw customers from a relatively small geographic area around each of our restaurants, the operating results and comparable restaurant sales for existing restaurants that are near the area in which a new restaurant opens may decline, and the new restaurant itself may not be successful, due to the close proximity of some of our other restaurants and market saturation.

We rely in part on our franchisees, and if our franchisees cannot develop or finance new restaurants or build them on suitable sites or open them on schedule, our growth and success may be affected.

We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Our top ten franchisees operate approximately half of our franchised restaurants. A loss of, or the failure of, one or more of our top ten franchisees could have a material adverse effect on our results of operations. Additionally, if one or more of these franchisees were to become insolvent or otherwise were unwilling or unable to pay us their fees, our business could be adversely affected.

We currently have 23 executed development agreements that represent commitments to open 104 restaurants, 10 of which have already opened, with options to open 40 additional restaurants. These franchised restaurants will be located in Central and Northern California, Colorado, Oregon, Washington, Arizona, Texas, Illinois, New York, New Jersey and six New England states. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. The failure of franchisees to operate franchises successfully could have a material adverse effect on us, our reputation, our brands and our ability to attract prospective franchisees and could materially adversely affect our business, financial condition, results of operations and cash flows.

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenues. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. The lack of adequate financing could adversely affect the number and rate of new restaurant openings by our franchisees and adversely affect our future franchise revenues. Also, we sublease certain restaurants to some existing California franchisees. If any such franchisees cannot meet their financial obligations under the sublease, or otherwise fail to honor or default under the terms of the sublease, we would be financially obligated under the master lease and could be materially adversely affected.

Our franchisees could take actions that could harm our business.

Franchisees are independent business operators and are not our employees and we do not exercise control over their day-to-day operations of the restaurants. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. If franchisees do not, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could decline significantly.

Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under the franchise agreement. This may lead to disputes with our franchisees and we expect such disputes to occur from time to time in the future as we continue to offer franchises. To the extent we have such disputes, the attention of our management and our franchisees will be diverted from our restaurants, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Matters relating to employment and labor laws may adversely affect our business.

Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include employee classifications as exempt/non-exempt minimum wage requirements, unemployment tax rates, workers’ compensation rates, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, operating results or cash flow:

•	minimum wages;

•	mandatory health benefits;

•	vacation accruals;

•	deferred compensation and retirement plans;

•	paid leaves of absence; and

•	tax reporting.

On or about April 16, 2004, two former employees and one current employee filed a class action suit in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The complaint was served on us on April 19, 2004. The court has ordered the class action stayed pending the arbitration of one of the named putative class plaintiffs as a result of his execution of a mandatory arbitration agreement with us. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. If a class were ultimately certified, any settlement of or judgment arising from such lawsuit could be material, and we cannot give any assurance that we would have the resources available to pay such settlement or judgment.

Additionally, on or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against EPL in the Superior Court of the State of California, County of Los Angeles. This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The complaint was served on us on December 16, 2005. The court has ordered the case deemed complex, and assigned it to the complex litigation panel. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could have an adverse material impact.

If we or our franchisees face labor shortages or increased labor costs, our growth and operating results could be adversely affected.

Labor is a primary component in the cost of operating our company-operated and franchised restaurants. If we or our franchisees face labor shortages or increased labor costs because of increased competition for employees, higher employee-turnover rates or increases in the federal minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. In addition, our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including guest service and kitchen staff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. In addition, quick service restaurants have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced any significant problems in recruiting or retaining employees, our and our franchisees’ ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. If we or our franchisees are unable to continue to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for these employees could require us or our franchisees to pay higher wages, which could result in higher labor costs. In addition, we have a substantial number of hourly employees who are paid wage rates at or based on the applicable minimum wage. Increases in the minimum wage would increase our labor costs. We may be unable to increase our menu prices in order to pass these increased labor costs on to our guests, in which case our margins would be negatively affected.

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

Many of our current leases are non-cancelable and typically have initial terms of 20 years and two or three renewal terms of 5 years that we may exercise at our option. We expect the leases that we enter into in the future will also be long-term and non-cancelable and have similar renewal options. If we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. We have obligations under leases for closed restaurants that had a net present value of $0.7 million at December 28, 2005. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. We may close or relocate the restaurant, which could subject us to construction and other costs and risks. Additionally, the revenue and profit, if any, generated at a relocated restaurant may not equal the revenue and profit generated at the existing restaurant. We maintain a reserve for restaurant closures, but there can be no assurance that this reserve will cover our full exposure from all restaurant closures.

We are subject to extensive government regulations that could result in claims leading to increased costs and restrict our ability to operate or sell franchises.

We are subject to extensive government regulation at the federal, state and local government levels. These include, but are not limited to, regulations relating to the preparation and sale of food, zoning and building codes, franchising, land use and employee, health, sanitation and safety matters.

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

We are also subject to regulation by the Federal Trade Commission and subject to state and foreign laws that govern the offer, sale, renewal and termination of franchises and our relationship with our franchisees. The failure to comply with these laws and regulations in any jurisdiction or to obtain required approvals could result in a ban or temporary suspension on future franchise sales or fines or require us to make a rescission offer to franchisees, any of which could affect our development agreements for new restaurants that we expect to open in the future and thus could materially adversely affect our business and operating results. Such failure could also subject us to liability to our franchisees.

On June 14, 2005, the American Disability Institute, a non-profit Pennsylvania corporation, on behalf of itself and all others similarly situated, Orlando Hardy, Jr. and Joann Montes, filed a purported class action complaint against us in the United States District Court, Central District of California, Western Division. This action alleged violations of the Americans With Disabilities Act of 1990, the Unruh Civil Rights Act in California and the California Disabled Persons Act, based on, among other things, denying plaintiffs full and equal access and accommodations to our facilities. Plaintiffs’ requested remedies included certification of the class, injunctive relief, statutory damages and reasonable attorneys’ fees and costs. The parties entered into a confidential settlement agreement dated February 1, 2006, which agreement provided, among other things, for a lump sum payment to the plaintiffs.

The failure to enforce and maintain our trademarks and protect our other intellectual property could materially adversely affect our business, including our ability to establish and maintain brand awareness.

We have registered the names El Pollo Loco®, Pollo Bowl® and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and in approximately 42 foreign countries. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance.

The contractual rights to use the name El Pollo Loco® and certain related trademarks and intellectual property in Mexico were assigned to us in 1996, pursuant to an agreement between us and a company controlled by Jose Francisco Ochoa, the founder of the first El Pollo Loco restaurant in Mexico and the United States. As consideration for the assignment of such rights, we agreed, subject to the terms and conditions of the agreement, to use commercially reasonable efforts to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant that we develop. On March 31, 2004, EPL-Mexico filed suit against us in state court in Laredo, Texas alleging, among other things, that we breached our agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco® in Mexico should revert to EPL-Mexico. EPL-Mexico also initiated an “amparo” proceeding, which is an administrative challenge under Mexican law, to our ownership of the trademarks before the Mexican Intellectual Property Institute. This proceeding was resolved in our favor by Mexico’s Supreme Court of Justice of the Nation. We successfully removed the Texas action to federal court and we have filed a counterclaim against EPL-Mexico to defend our rights to the trademarks in Mexico. We believe that EPL-Mexico’s claims are without merit and that, based on the agreement, we possess adequate legal and contractual rights to use the intellectual property in question in Mexico. However, failure to prevail in this action could result in the loss of our ownership in Mexico of the El Pollo Loco trademarks and intellectual property at issue, which could affect our brand in the United States and elsewhere.

We franchise our restaurants to various franchisees. While we try to ensure that the quality of our brands and branded products is maintained by all of our franchisees, we cannot be certain that these franchisees will not take actions that adversely affect the value of our intellectual property or reputation.

There can be no assurance that all of the steps we have taken to protect our intellectual property in the U.S. and foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

We are and could be party to litigation claims that could materially and adversely affect our business, financial condition, results of operations or cash flows by distracting management, increasing our expenses or subjecting us to potential money damages and other remedies.

From time to time, we are subject to litigation and other claims arising out of our business operations, including actions arising out of employee matters and labor laws, environmental claims and complaints relating to compliance with disability regulations. The outcome of these actions cannot be predicted, and no assurance can be given that such litigation or actions would not have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Item 3. Legal Proceedings.”

We may become subject to liabilities arising from environmental laws that could likely increase our operating expenses and materially and adversely affect our business and results of operations.

We are subject to federal, state and local laws, regulations and ordinances that:

•	govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as waste handling and disposal practices for solid and hazardous wastes; and

•	impose liability for the costs of cleaning up, and damage resulting from, sites of past spills, disposals or other releases of hazardous materials.

In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities, including liabilities for cleanup costs and personal injury or property damage, relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. Certain of our properties may be located on sites that we know or suspect have been used by prior owners or operators as retail gas stations. Such properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. We are aware of contamination from a release of hazardous materials by a previous owner at two of our owned properties and one of our leased properties. We do not believe that we have contributed to the contamination at any of these properties. It is possible that petroleum products and other contaminants may have been released at other properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination. Although we lease most of our properties and in those cases when we own the property we obtain certain assurances from the prior owner or often obtain indemnity agreements from third parties, we cannot assure you that we will not be liable for environmental conditions relating to our prior, existing or future restaurants or restaurant sites. If we are found liable for the costs of remediation of contamination at any of our properties, our operating expenses would likely increase and our operating results would be materially adversely affected.

While we have conducted environmental reviews of restaurants opened since 2000, we have not conducted a comprehensive environmental review of all of our properties or operations. No assurance can be given that we have identified all of the potential environmental liabilities at our properties or that such liabilities would not have a material adverse effect on our financial condition.

We depend on the services of key executives, the loss of whom could materially harm our business.

Some of our senior executives have been instrumental to our success by setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could materially adversely affect our business until a suitable replacement could be found. We believe that they could not easily be replaced with executives of equal experience and capabilities. Although we have employment agreements with our key executives, we could not prevent them from terminating their employment with us. We do not maintain key person life insurance policies on any of our executives. See “Item 10. Directors and Executive Officers of the Registrant.”

Compliance with regulation of corporate governance and public disclosure may result in additional expense or divert company resources and management attention, and failure to maintain adequate internal controls or to implement new control could have a material adverse effect on our business, financial position or results of operations.

Keeping abreast of, and in compliance with, applicable laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations requires a significant amount of management attention and external resources.

In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires our management’s annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by an independent public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Also, internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In addition, during management’s review and evaluation of our internal control systems, management may discover deficiencies not only in our internal control systems, but also in our operations, which may require significant management attention and may entail significant expense to remediate, including costs relating to any financial restatement if required. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, our business, financial position and results of operations could be materially adversely affected.

Affiliates of Trimaran Fund Management, L.L.C. control our company, and their interests may conflict with holders of our notes.

Certain private equity funds affiliated with Trimaran Fund Management, L.L.C. (“Trimaran”) indirectly own the majority of all of our equity. These affiliates of Trimaran control the election of a majority or more of our directors and the directors of any of our parent companies, the appointment of new management and the approval of any action requiring the vote of our outstanding common stock, including amendments of our certificate of incorporation, mergers or sales of substantially all our assets. The directors elected by the Trimaran affiliates will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt. The interests of our equity holders may not in all cases be aligned with the interests of the holders of our notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with the interests of our noteholders. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transaction might involve risks to the holders of our notes.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our restaurants are either free-standing facilities, typically with drive-thru capability, or attached restaurants. The average free-standing restaurant provides seating for approximately 60 customers while the average attached restaurant provides seating for approximately 40 customers. A typical restaurant generally ranges from 2,200 to 2,600 square feet. For a majority of our company-operated restaurants, we lease land on which our restaurants are built. Our leases generally have terms of 20 years, with two or three renewal terms of five years. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenues above specified levels. Generally, leases are “net leases” that require us to pay a pro rata share of taxes, insurance and maintenance costs. We own 19 properties and currently operate or license to franchisees the right to operate restaurants on all of these properties. All 19 of these owned properties are subject to mortgages which secure debt to be repaid in connection with the Acquisition. In addition, we lease 127 properties on which we operate restaurants.

We lease our executive offices consisting of approximately 18,900 square feet in Irvine, California for a term expiring in September 2007. We believe that our current office space is suitable and adequate for its intended purposes and our near-term expansion plans.

Locations

As of December 28, 2005, we and our franchisees operated 333 restaurants as follows:

Designated Market Area	Number of Company- Operated Restaurants	Number of Franchised Restaurants	Total Number of Restaurants
Los Angeles, CA	123	123	246
San Diego, CA	—	19	19
Phoenix, AZ	—	11	11
San Francisco/San Jose, CA	—	9	9
Sacramento/Stockton/Modesto, CA	—	9	9
Las Vegas, NV	7	3	10
San Antonio, TX	6	—	6
Fresno/Merced, CA	4	1	5
Bakersfield, CA	—	3	3
Palm Springs, CA	2	1	3
Reno, NV	—	3	3
Rio Grande Valley, TX	—	2	2
Santa Barbara, CA	—	2	2
El Paso, TX	—	1	1
Salinas, CA	—	1	1
El Centro, CA	—	1	1
Turlock, CA	—	1	1
Chicago, IL	—	1	1

Total	142	191	333

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

The costs of opening an El Pollo Loco restaurant varies, depending upon, among other things, the location of the site and construction required. We generally lease the land upon which we build our restaurants, operating both free-standing and attached restaurants. At times, we receive landlord development and/or rent allowances for leasehold improvements, furniture, fixtures and equipment. The standard decor and interior design of each of our restaurant concepts can be readily adapted to accommodate different types of locations.

We believe that the locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site. As we have expanded, we have developed specific criteria by which we evaluate each prospective site. Potential sites generally are in major metropolitan areas. Our ability to open new restaurants, in the Los Angeles area and elsewhere, depends upon, among other things, locating satisfactory sites, negotiating favorable lease terms, securing appropriate government permits and approvals, recruiting or transferring additional qualified management personnel and access to financing. For these and other reasons, we cannot assure you that our expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

Item 3. Legal Proceedings.

On or about April 16, 2004, two former employees and one current employee filed a class action suit in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The complaint was served on us on April 19, 2004. The court has ordered the class action stayed pending the arbitration of one of the named putative class plaintiffs as a result of his execution of a mandatory arbitration agreement with us. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. If a class were ultimately certified, any settlement of or judgment arising from such lawsuit could be material, and we cannot give any assurance that we would have the resources available to pay such settlement or judgment.

On or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against EPL in the Superior Court of the State of California, County of Los Angeles. This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. We were served with this complaint on December 16, 2005. The court has ordered that the case be deemed complex and assigned it to the complex litigation panel. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could have an adverse material impact.

On June 14, 2005, the American Disability Institute, a non-profit Pennsylvania corporation, on behalf of itself and all others similarly situated, Orlando Hardy, Jr. and Joann Montes, filed a purported class action complaint against EPL in the United States District Court, Central District of California, Western Division. This action alleged violations of the Americans With Disabilities Act of 1990, the Unruh Civil Rights Act in California and the California Disabled Persons Act, based on, among other things, denying plaintiffs full and equal access and accommodations to our facilities. Plaintiffs’ requested remedies included certification of the class, injunctive relief, statutory damages and reasonable attorneys’ fees and costs. The parties entered into a confidential settlement agreement dated February 1, 2006, which agreement provided, among other things, for a lump sum payment to the plaintiffs.

The contractual rights to use the name El Pollo Loco® and certain related trademarks and intellectual property in Mexico were assigned to us in 1996, pursuant to an agreement between us and a company controlled by Jose Francisco Ochoa, the founder of the first El Pollo Loco restaurant in Mexico and the United States. As consideration for the assignment of such rights, we agreed, subject to the terms and conditions of the agreement, to use commercially reasonable efforts to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant that we develop. On March 31, 2004, EPL-Mexico filed suit against us in state court in Laredo, Texas alleging, among other things, that we breached our agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco® in Mexico should revert to EPL-Mexico. EPL-Mexico also initiated an “amparo” proceeding, which is an administrative challenge under Mexican law, to our ownership of the trademarks before the Mexican Intellectual Property Institute. This proceeding was resolved in our favor by Mexico’s Supreme Court of Justice of the Nation. We successfully removed the Texas action to federal court and we have filed a counterclaim against EPL-Mexico to defend our rights to the trademarks in Mexico. We believe that EPL-Mexico’s claims are without merit and that, based on the rights we possess pursuant to the agreement, we possess adequate legal and contractual rights to use the intellectual property in question in Mexico. However, failure to prevail in this action could result in the loss of our ownership in Mexico of the El Pollo Loco trademarks and intellectual property at issue, which could affect our brand in the United States and elsewhere.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On November 18, 2005, our sole stockholder, EPL Holdings, Inc., consented in writing to the reconstitution of our board of directors, providing that Steven A. Flyer and David L. Benyaminy constitute all of the members of our board of directors.

No other matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 28, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is not registered under the Securities Act of 1933, as amended (the “Securities Act”). There is no established public trading market for our common stock. On December 28, 2005, there was one holder of record of our common stock, EPL Holdings, Inc.

In March of 2004, we made a cash dividend to EPL Holdings, Inc. in the amount of approximately $37 million. EPL Holdings, Inc. used these proceeds to make a dividend on its outstanding common stock.

On November 18, 2005, EPL Intermediate Finance Corp., a Delaware corporation (“Intermediate Finance”), issued $39,342,000 aggregate principal amount at maturity of 14 1/2% senior discount notes due 2014 (the “2014 Notes”). Intermediate Finance merged with and into Intermediate, with Intermediate surviving the merger and assuming Intermediate Finance’s obligations under the notes and the related indenture. On November 18, 2005, EPL Finance Corp., a Delaware corporation (“EPL Finance”), issued $125,000,000 aggregate principal amount of 11 3/4% senior notes due 2013 (the “2013 Notes”). The 2013 Notes are guaranteed by Intermediate. EPL Finance merged with and into EPL, with EPL surviving the merger and assuming EPL Finance’s obligations under the notes and the related indenture. The 2013 and 2014 Notes have not been registered under the Securities Act or the securities laws of any other jurisdiction. The 2013 and 2014 Notes were offered only to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act.

The indentures governing the 2013 and 2014 Notes contain covenants that, among other things, limit our ability to pay dividends on our capital stock, subject to certain exceptions. EPL is also prohibited from paying cash dividends under the terms of EPL’s senior secured credit facility, except in certain circumstances.

None of our equity securities are authorized for issuance under any equity compensation plan.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data and is qualified by reference to and should be read in conjunction with the consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data is derived from our audited consolidated financial statements. The discussion of the results of operations for fiscal year 2005 is based on the combined results for the periods from December 30, 2004 through November 17, 2005, prior to our acquisition by Chicken Acquisition Corp., and for the period November 18, 2005 through December 28, 2005, subsequent to our acquisition by Chicken Acquisition Corp. (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Transactions).

	Predecessor (1)					Successor (1)
	Fiscal Years (3)				December 30, 2004 to November 17, 2005	November 18, 2005 to December 28, 2005	Fiscal Year 2005 Combined (Unaudited) (2)(3)
	2001	2002	2003	2004
Income Statement Data:
(Amounts in thousands)
Restaurant revenue	$174,818	$182,549	$193,220	$204,820	$197,267	$24,527	$221,794
Franchise revenue	11,719	12,683	13,226	14,216	13,661	1,742	15,403

Total operating revenue	186,537	195,232	206,446	219,036	210,928	26,269	237,197
Product cost	52,740	55,116	58,430	64,595	62,638	7,958	70,596
Payroll and benefits	47,821	51,983	53,608	55,200	50,325	6,746	57,071
Depreciation and amortization	14,137	13,169	13,039	13,894	12,743	1,203	13,946
Other operating expenses	53,503	54,781	60,967	65,979	65,340	7,958	73,298

Operating income	18,336	20,183	20,402	19,368	19,882	2,404	22,286
Interest expense, net	9,951	8,099	8,100	18,025	38,726	3,385	42,111

Income before income taxes	$8,385	$12,084	$12,302	$1,343	$(18,844)	$(981)	$(19,825)

Net income (loss)	$4,672	$7,286	$7,370	$1,315	$(11,193)	$(588)	$(11,781)

Supplementary Income Statement Data:
Restaurant other operating expense	$34,694	$36,773	$38,511	$39,900	$38,153	$4,623	$42,776
Franchise expense	3,538	3,556	3,427	3,410	2,794	352	3,146
General and administrative expense	15,271	14,452	19,029	22,669	24,393	2,983	27,376

Total other operating expenses	$53,503	$54,781	$60,967	$65,979	$65,340	$7,958	$73,298

Balance Sheet Data:
Cash and cash equivalents	$6,803	$2,920	$5,378	$5,636		$3,552
Net property (4)	68,608	65,090	64,678	64,103		71,307
Total assets	167,846	154,852	164,288	167,238		505,919
Total debt (5)	82,895	71,457	133,230	169,582		260,314
Total stockholder’s equity (deficiency)	50,733	58,666	(3,505)	(38,875)		171,691
Other Financial Data:
Depreciation and amortization	14,137	13,169	13,039	13,894	12,743	1,203	13,946
Capital expenditures (6)	14,140	10,382	12,262	14,849	13,270	2,891	16,161

(1)	We refer to ourselves as the Predecessor for all periods prior to our acquisition by Chicken Acquisition Corp. and as the Successor for all periods subsequent to our acquisition by Chicken Acquisition Corp.
(2)	The fiscal year 2005 combined (unaudited) column reflects the addition of amounts included in the Predecessor December 30, 2004 to November 17, 2005 column and amounts included in the Successor November 18, 2005 to December 28, 2005 column.
(3)	We use a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2003, which ended December 31, 2003, was a 53-week fiscal year. Fiscal years 2001, 2002, 2004 and 2005 are 52-week fiscal years.
(4)	Net property consists of property owned and property held under capital leases.
(5)	Total Predecessor debt consists of 2009 notes, 2010 notes, notes payable to SunTrust Bank, other notes payable and capital lease obligations. Total Successor debt consists of untendered 2009 Notes, 2013 notes, 2014 notes, notes payable to Merrill Lynch, and capital lease obligations.
(6)	Capital expenditures consist of cash paid for the purchase of property as well as cash paid for the purchase of restaurants from franchisees which amounted to $1,288,000 and $2,421,000 in fiscal 2003 and 2004, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We own, operate and franchise QSRs specializing in marinated, flame-grilled chicken. As of December 28, 2005, our restaurant system had 333 restaurants, consisting of 142 company-operated and 191 franchised restaurants, located principally in California, with additional restaurants in Arizona, Nevada, Texas and Illinois. During fiscal 2005, we closed one company-operated and one franchised restaurant and we opened six new company-operated and seven new franchised restaurants. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-through convenience.

Our total revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. From fiscal 2004 to fiscal 2005, same-store sales growth for restaurants system-wide increased 8.2%.

The increase in company-operated restaurant revenue was due to growth in new company-operated restaurants and to increases in same-store sales, which includes price and transaction increases over this period. We implemented a menu price increase in November 2004 and a chicken meal restructuring in May 2005. The chicken meal restructuring consisted of changing our menu to allow our customers to select chicken meals specifying white meat, dark meat or mixed pieces and changing prices accordingly. We plan to open seven to ten company-operated restaurants per year over the next few years, which is somewhat higher than our company-operated restaurant growth over the last few years. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics.

Franchise revenue consists of royalties, initial franchise fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. Our franchisees opened seven new stores in fiscal 2005 and we believe they will open approximately 15 new stores in 2006. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. As of December 28, 2005, we are marketing to both new and existing franchisees in 45 states and are awaiting state regulator approval to market in the remaining states. We have entered into area development agreements that, beginning in the fourth quarter of 2004, have resulted in area development fees being recognized as the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

Product cost, which includes food and paper costs, is our largest single expense. It is subject to increase or decrease based on commodity cost changes and depends in part on the success of controls we have in place to manage product cost in the restaurants. In February 2005, we renewed our chicken contracts with terms ranging from two to three years at higher prices than the expiring contracts. One of these contracts provides a floor and ceiling price for the chicken we buy from the supplier after the first year. We implemented price increases in November 2004 and also implemented the chicken meal restructuring in May 2005 that have partially mitigated the impact of higher chicken prices on our profitability.

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

General and administrative expense has increased as a result of the issuance of El Pollo Loco, Inc.’s 9 1/4% Senior Secured Notes due 2009 (the “2009 Notes”). Since then, we have incurred and will incur additional expenses due to rating agency fees, higher directors and officers insurance, compliance with laws relating to corporate governance and public disclosure and audit fees. In addition, in fiscal year 2004 we began to incur additional costs associated with developing disclosure controls and procedures and implementing the level of internal controls required for a company with registered securities. General and administrative expense has also increased during the past few years as a result of stock option bonus expense to restore the approximate economic position of our option holders after dividends were paid to EPL Holdings, Inc.’s shareholders in connection with the issuance of the 2009 Notes and our 12 1/2% Senior Discount Notes due 2010 (the “2010 Notes”).

Our company operated restaurant-level cash flow margins (representing restaurant-level revenue less product cost, payroll and benefits and restaurant other operating expense, which is calculated as a percentage of restaurant revenue), which averaged 22% and 23% for fiscal 2004 and fiscal 2005, respectively, are influenced by many factors. Changes in same-store sales have a significant impact on restaurant-level cash flow (restaurant-level revenue less product cost, payroll and benefits, and restaurant other operating expense) due to the fixed component of certain restaurant costs that do not fluctuate as sales change. The addition of new restaurants period over period will lead to increased restaurant-level revenue and costs, but is not expected to have a significant impact on restaurant level expense as a percentage of revenue.

We present restaurant-level cash flow margin, which is calculated as a percentage of restaurant revenue, as a further supplemental measure of the performance of our company-operated restaurants. For a discussion of our use of restaurant-level cash flow and restaurant-level cash flow margin and their limitations, see “Non-GAAP Financial Measures” above. The following table reconciles restaurant-level cash flow to net income (loss) for fiscal 2004 and 2005, respectively:

	Fiscal Year
	2004	2005
Net (loss) income	$1,315	$(11,781)
(Benefit) provision for income taxes	28	(8,044)
Interest expense, net	18,025	42,111
Depreciation and amortization	13,894	13,946
General and administrative expense	22,669	27,376
Franchise expense	3,410	3,146
Franchise revenue	(14,216)	(15,403)

Restaurant-level cash flow	$45,125	$51,351

Recent Transactions

On September 27, 2005 EPL Holdings, Inc. (“Holdings”), the parent of Intermediate and the indirect parent of EPL, entered into a stock purchase agreement among Chicken Acquisition Corp. (“CAC”), Holdings, Intermediate, EPL, the equity holders of Holdings, and American Securities Capital Partners, L.P. Pursuant to the stock purchase agreement (the “Stock Purchase Agreement”), CAC, an affiliate of Trimaran Fund II, L.L.C., agreed to purchase (the “Acquisition”) all of Holdings’ issued and outstanding common stock (other than certain shares exchanged by existing shareholders, including management). On November 18, 2005, Holdings, CAC, and the other parties to the Stock Purchase Agreement completed the Acquisition. The purchase price for the stock transferred in the Acquisition was based on a debt-free purchase price (subject to adjustment as provided in the Stock Purchase Agreement for debt and debt related costs, transaction expenses, working capital and management retained equity) for all of Holdings’ issued and outstanding common stock and totaled $435.9 million. The allocation of purchase price to the fair value of assets acquired and liabilities assumed reflects preliminary estimates and is expected to be finalized during fiscal year 2006. In connection with the closing of the Acquisition, directors Glenn B. Kaufman, David L. Horing, and Stephen E. Carley were replaced by Steven A. Flyer and David L. Benyaminy on the board of Intermediate.

In October 2005, in connection with the Acquisition, EPL commenced a tender offer to purchase for cash any and all outstanding 2009 Notes, and Intermediate commenced a tender offer to purchase for cash any and all outstanding 2010 Notes, and we solicited consents to amend the indentures governing the 2009 and 2010 Notes to eliminate substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indentures. As of December 28, 2005, all of the 2010 Notes have been purchased for cash, and all except for $250,000 in aggregate principal amount of the 2009 Notes have been purchased for cash. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures have been eliminated.

On November 18, 2005, EPL Intermediate Finance Corp., a Delaware corporation (“Intermediate Finance”) issued the 2014 Notes, consisting of $39,342,000 aggregate principal amount at maturity of 14 1/2% senior discount notes due 2014. Immediately subsequent to the issuance, Intermediate Finance merged with and into Intermediate, with Intermediate surviving the merger and assuming Intermediate Finance’s obligations under the notes and the related indenture. On November 18, 2005, EPL Finance Corp., a Delaware corporation (“EPL Finance”), issued the 2013 Notes, consisting of $125,000,000 aggregate principal amount of 11 3/4% senior notes due 2013. The 2013 Notes are guaranteed by Intermediate. EPL Finance merged with and into EPL, with EPL surviving the merger and assuming EPL Finance’s obligations under the notes and the related indenture.

On November 18, 2005, EPL entered into senior secured credit facilities with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The senior secured credit facilities provide for an $104.5 million term loan and $25.0 million in revolving availability. In connection therewith, EPL’s prior credit facility with SunTrust Bank was paid off in full.

Critical Accounting Policies

This section discusses our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to recoverability of fixed assets, intangible assets, closed restaurants, insurance and contingent liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Intangible assets consist primarily of goodwill and the value allocated to our trademarks, franchise network and favorable and unfavorable leasehold interests. Goodwill represents the excess of cost over fair value of net identified assets acquired in business combinations accounted for under the purchase method. Goodwill results principally from the acquisition of Holdings by an affiliate of Trimaran Fund Management L.L.C. for the Successor period and the acquisition of Holdings by an affiliate of American Securities Capital Partners, L.P. in 1999 for the Predecessor periods.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize its goodwill and certain intangible assets with an indefinite life, including domestic trademarks. The Company performs its impairment test annually at its fiscal year end, or more frequently if impairment indicators arise. No impairment was recorded in 2003, 2004 and 2005.

The impairment evaluation for goodwill is conducted annually coinciding with our fiscal year end using a two-step process. In the first step, the fair value of our reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

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

The assumptions used in the estimate of fair value are generally consistent with our past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

Intangible assets and liabilities with a definite life are amortized using the straight-line method over their estimated useful lives as follows:

Franchise network asset	17.5 years
Favorable leasehold interest	1 to 18 years (remaining lease term)
Unfavorable leasehold interest	1 to 20 years (remaining lease term)

Deferred financing costs are recorded at cost and amortized using the effective interest method over the terms of the related notes.

We self-insure a significant portion of our workers’ compensation and general liability insurance plans. The full extent of certain claims, in many cases, may not become fully determined for several years. We, therefore, estimate the potential obligation for both known claims and for liabilities that have been incurred but not yet reported based upon historical data and experience and use an outside consulting firm to assist us in developing these estimates. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.

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

Results of Operations

Our operating results for 2003, 2004 and 2005 are expressed as a percentage of restaurant revenue below:

	Fiscal Years
	2003	2004	2005
Income Statement Data:
Restaurant revenue	100.0%	100.0%	100.0%
Product cost	30.2	31.5	31.8
Payroll and benefits	27.7	27.0	25.7
Depreciation and amortization	6.7	6.8	6.3
Other operating expenses	31.6	32.2	33.0
Operating income	10.6	9.5	10.0
Interest expense	4.2	8.8	19.0
Income (loss) before income taxes	6.4	0.7	(8.9)
Net income (loss)	3.8	0.6	(5.3)
Supplementary Income Statement Data
Restaurant other operating expense	20.0	19.5	19.3
Franchise expense	1.8	1.7	1.4
General and administrative expense	9.8	11.0	12.3
Total other operating expenses	31.6	32.2	33.0

Fiscal Year Ended December 28, 2005 Compared to Fiscal Year Ended December 29, 2004

The discussion of the results of operations for the twelve months ended December 28, 2005 is based on the combined results for the Predecessor period from December 30, 2004 through November 17, 2005, and the Successor period November 18, 2005 through December 28, 2005. Because of purchase accounting, certain amounts may not be comparable between the twelve months ended December 28, 2005 and the twelve months ended December 29, 2004.

Restaurant revenue increased $17.0 million, or 8.3%, to $221.8 million for fiscal 2005 from $204.8 million from fiscal 2004. This increase was partially due to an additional $14.0 million in restaurant revenue resulting from a 7.0% increase in company-operated same-store sales for fiscal 2005 from fiscal 2004. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s one-year anniversary. The increase in restaurant revenue was also due in part to $4.3 million from four restaurants opened and two restaurants acquired from a franchisee in fiscal 2004 and $3.1 million from six restaurants opened in fiscal 2005. Restaurant revenue was reduced $0.8 million by the closure of a restaurant in 2005 and $3.6 million by the sale to franchisees of two restaurants and the closure of three restaurants in fiscal 2004.

Franchise revenue increased $1.2 million, or 8.4%, to $15.4 million for fiscal 2005 from $14.2 million for fiscal 2004. This increase is primarily due to an increase in royalties resulting from a 9.3% increase in franchise same-store sales.

Product cost increased $6.0 million, or 9.3%, to $70.6 million for fiscal 2005 from $64.6 million for fiscal 2004. These costs as a percentage of restaurant revenue were 31.8% for fiscal 2005 compared to 31.5% for fiscal 2004. This 0.3% increase resulted primarily from chicken prices increasing as EPL’s new chicken contracts took effect in March 2004 and February 2005. This increase was partially offset by the menu price increases taken in November 2004 and the chicken meal restructuring in May 2005.

Payroll and benefit expenses increased $1.9 million, or 3.4%, to $57.1 million for fiscal 2005 from $55.2 million for fiscal 2004. As a percentage of restaurant revenue, these costs decreased 1.3% to 25.7% for fiscal 2005 from 27.0% for fiscal 2004. This decrease was primarily due to margin leverage from the menu price increases taken in November 2004 and the chicken meal restructuring in May 2005 and also in part to labor savings from the installation of chicken marinating tumblers in all company-operated restaurants.

Depreciation and amortization remained the same at $13.9 million for fiscal 2005 and 2004. These costs as a percentage of restaurant revenue decreased to 6.3% for fiscal 2005 from 6.8% for fiscal 2004.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $2.9 million, or 7.2%, to $42.8 million for fiscal 2005 from $39.9 million for fiscal 2004. These costs as a percentage of restaurant revenue decreased 0.2% to 19.3% for fiscal 2005 from 19.5% for fiscal 2004. The increase in operating costs is due to increased credit card fees of $0.3 million due to higher fees and increased volume, increased occupancy expenses of $0.6 million, increased utilities expenses of $0.6 million primarily attributed to higher gas prices, increased pre-opening expenses of $0.3 million and increased repair, maintenance and janitorial expenses of $0.5 million.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and is to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense decreased $0.3 million, or 7.7%, to $3.1 million for fiscal 2005 compared to $3.4 million for fiscal 2004. This decrease is primarily attributed to $0.3 million in expenses incurred in fiscal 2004 to participate in certain Chicago food festivals to support our national franchise effort.

General and administrative expense increased $4.7 million, or 20.8%, to $27.4 million for fiscal 2005 from $22.7 million from fiscal 2004. General and administrative expense as a percentage of revenue was 12.3% and 11.0% for the fiscal 2005 and 2004, respectively. The increase is due to a $1.5 million increase in outside services expense which is primarily attributed to the implementation costs of the Sarbanes-Oxley Act of 2002 and to increased audit and filing fees, to an increase of $1.2 million in salaries and wages due to an increase in the number of employees and annual salary increases, an increase in meetings expenses of $0.4 million and also $3.1 million in expenses incurred as a result of the sale of the Company to Trimaran. These increases were partially offset by a decrease in stock option bonus expense of $1.8 million for option holders related to the revaluation of stock options in fiscal 2004.

Interest expense, net of interest income and excluding the tender premium related to the retirement of the 2009 and 2010 Notes, in the amount of $15.7 million, and the write-off of deferred finance cost related to prior financing activities, in the amount of $6.0 million, increased $2.4 million, or 13.14%, to $20.4 million for fiscal 2005 from $18.0 million for fiscal 2004. Our average debt balances for fiscal 2005 (pre-acquisition) increased to $166.9 million compared to $159.0 million for fiscal 2004 and our average interest rate decreased to 9.06% for fiscal 2005 compared to 9.65% for fiscal 2004. Our average debt balances for fiscal 2005 (post acquisition) increased to $260.1 million and our average interest rate was 10.19%.

Our provision for income taxes consisted of an income tax benefit of $8.0 million and an income tax expense of $28,000 for fiscal 2005 and 2004, respectively, for an effective tax rate of (40.6)% for 2005 and 2.1% for 2004. The 2004 period’s effective tax rate was impacted by the reversal of a prior year reserve in the amount of $0.6 million related to the resolution of uncertainty regarding certain outstanding tax items that had given rise to a reserve.

As a result of the factors above, we had a net loss of $11.8 million, or (5.3%) as a percentage of restaurant revenue, for fiscal 2005 compared to net income of $1.3 million, or 0.6%, for fiscal 2004.

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

Product cost increased $6.2 million, or 10.6%, to $64.6 million for fiscal 2004 from $58.4 million for fiscal 2003. These costs as a percentage of restaurant revenue were 31.5% for fiscal 2004 compared to 30.2% for fiscal 2003. This 1.3% increase resulted primarily from chicken prices increasing 1.3% as a percentage of restaurant revenue as EPL’s new chicken contract took effect in March 2004.

Payroll and benefit expenses increased $1.6 million, or 3.0%, to $55.2 million for fiscal 2004 from $53.6 million for fiscal 2003. The increase in these costs related to the increased number of company-operated restaurants and to additional hourly labor to support increased same-store sales. As a percentage of restaurant revenue, these costs decreased 0.7% to 27.0% for fiscal 2004 from 27.7% for fiscal 2003. This decrease was primarily due to the growth in restaurant revenue and also in part to the installation of chicken marinating tumblers in all company-operated restaurants, which reduced the amount of labor required to marinate chicken.

Depreciation and amortization increased $0.9 million, or 6.6%, to $13.9 million for fiscal 2004 compared to $13.0 million for fiscal 2003. These costs as a percentage of restaurant revenue remained relatively the same at 6.8% for fiscal 2004 and 6.7% for fiscal 2003. The increase in depreciation expense is due to capital expenditures on existing restaurants for remodels and equipment upgrades.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $1.4 million, or 3.6%, to $39.9 million for fiscal 2004 from $38.5 million for fiscal 2003. As a percentage of restaurant revenue, these costs decreased 0.5% to 19.5% for fiscal 2004 compared to 20.0% for fiscal 2003 due to the leverage of higher same-store sales.

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

General and administrative expense increased $3.6 million, or 18.8%, to $22.6 million for fiscal 2004 from $19.0 million for fiscal 2003. These costs as a percentage of restaurant revenue increased 1.2% to 11.0% for fiscal 2004 from 9.8% for fiscal 2003. The increase in operating costs was due in part to an impairment charge of $0.6 million, which was recorded by the company for one under-performing company-operated restaurant that will continue to operate. The increase was also due in part to the increase of $0.4 million in expense related to the revaluation of stock options completed in connection with the use of proceeds from the sale of the 2010 Notes to pay a dividend to the stockholders of Holdings, $0.5 million in increased legal fees, $0.3 million in increased director’s and officer’s insurance, $0.5 million in outside services and printing and $0.5 million in increased salaries and wages related to increased training support and additional supervisory personnel. Included in the increases outlined above are $1.0 million of expenses which were incurred as a result of the 2009 Note offerings.

Interest expense, net of interest income, increased $9.9 million to $18.0 million for fiscal 2004 from $8.1 million for fiscal 2003. This was due to the issuance of $110.0 million in aggregate principal amount at maturity of the 2009 Notes, and the issuance of $70 million in aggregate principal amount at maturity of the 2010 Notes in March 2004, offset partially by an approximate $42.1 million lower average outstanding debt balance under our senior credit facilities in 2004 compared to 2003. Interest expense for the 2009 Notes increased $9.8 million in fiscal 2004 compared to 2003, and interest expense for the 2010 Notes was $3.9 million in 2004, while interest expense under our senior credit facilities decreased $2.9 million in fiscal 2004 compared to fiscal 2003.

Our provision for income taxes consisted of income tax expense of $28,000 and $4.9 million for fiscal 2004 and fiscal 2003, or an effective tax rate of 2.1% and 40.1%, respectively. The 2004 period’s effective tax rate was impacted by the reversal of a prior year reserve in the amount of $0.6 million related to the resolution of uncertainty regarding certain income tax contingencies.

Net income as a percentage of restaurant revenue decreased to 0.6% for fiscal 2004 compared to 3.8% for fiscal 2003 primarily due to the items discussed above under general and administrative expense and interest expense.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. At December 28, 2005, our total debt was $260.3 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and the approximately $14.1 million that EPL has available under the revolving portion of its senior secured credit facilities will be adequate to meet our liquidity needs for the foreseeable future.

Cash and cash equivalents decreased $2.0 million from $5.6 million at December 29, 2004 to $3.6 million at December 28, 2005. We made cash bonus payments of $3.2 million in 2005 related to the revaluation of stock options in connection with the 2009 Notes and 2010 Notes. During fiscal 2005, EPL made $7.3 million in principal repayments on EPL’s senior credit facilities with SunTrust Bank and $19.0 million in interest payments on the 2009 Notes. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

As a holding company, the stock of EPL constitutes our only material asset. Consequently, EPL conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to us and currently has restrictions that limit distributions or dividends to be paid by EPL to us. Furthermore, subject to certain restrictions, EPL is permitted under the terms of EPL’s senior secured credit facilities and the indenture governing the 2013 Notes and 2014 Notes to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by EPL.

Working Capital and Cash Flows

Fiscal 2005 amounts in this section reflect the addition of amounts for the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005.

We presently have, in the past have had, and may have in the future, negative working capital balances. The working capital deficit principally is the result of our investment to build new restaurants, remodel and replace or improve equipment in company-operated restaurants, and to acquire new restaurant information systems. We do not have significant receivables or inventories and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales and franchise revenue not needed immediately to pay for food and supplies or to finance receivables or inventories typically have been used for the capital expenditures referenced above and/or debt service payments under our existing indebtedness. As discussed above, we spent cash on a number of items directly or indirectly related to our debt financings and the acquisition of the Company by Trimaran Capital Partners L.L.C. We expect our negative working capital balances to continue to increase, based on the continuing growth of our business.

Operating Activities. We had net cash provided by operating activities of $36.0 million for fiscal 2005 compared with $21.7 million for fiscal 2004. The increase in cash provided by operating activities of $14.3 million in 2005 compared to 2004 was primarily attributable to increased amortization of deferred financing costs of $6.0 million primarily due to the early payment of the 2009 and 2010 Notes, increased other accrued expenses of $23.9 million primarily due to accrued interest which was also due to the early payoff of the 2009 and 2010 Notes and a change in the tax benefit of the exercise of stock options of $2.7 million, partially offset by a decrease in net income of $13.1 million and a change in deferred income taxes of $9.5 million.

Investing Activities. We had net cash used in investing activities of $229.7 million for fiscal 2005 compared with net cash used in investing activities of $13.5 million for fiscal 2004. The increase in cash used in investing activities of $216.2 million includes $213.8 million related to the acquisition by CAC of Holdings, a $3.7 million increase in expenditures for new store construction, offset partially by a $1.3 million decrease in the purchase of franchise restaurants and other property.

Financing Activities. We had net cash provided by financing activities of $211.3 million for fiscal 2005 compared with net cash used in financing activities of $7.9 million for fiscal 2004. The increase in cash provided by financing activities in 2005 was attributable to the new term loan entered into in 2005 of $104.5 million, the issuance of the 2013 Notes of $123.4 million and the 2014 Notes of $22.5 million, the proceeds from the sale of stock of $155.5 million and the distribution to Holdings of $37.0 million that was made in the previous year, partially offset by the payment of the 2009 Notes and the 2010 Notes of $157.5 million, the payment in full of our previous term loan of $7.3 million and the increase in deferred financing costs of $5.8 million. The new term loan had an effective rate of 7.56% at December 28, 2005 and is secured by a first-priority pledge by Holdings of all of the outstanding stock of the Company, a first-priority pledge by the Company of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets.

Debt and Other Obligations

On November 18, 2005, EPL entered into senior secured credit facilities with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The senior secured credit facilities provide for an $104.5 million term loan and $25.0 million in revolving availability. Of this senior secured revolving credit facility, EPL drew down $2.8 million and issued $8.1 million of letters of credit to replace existing letters of credit.

At December 28, 2005, certain secured loans, which were assumed in connection with purchases of restaurants from franchisees were fully repaid.

We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the life of the respective lease.

In October 2005, we commenced a tender offer to purchase for cash any and all outstanding 2009 Notes and 2010 Notes and solicited consents to amend the indentures governing the 2009 and 2010 Notes to eliminate substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indentures. As of December 28, 2005, all of the 2010 Notes have been purchased for cash, and all except for $250,000 in aggregate principal amount of the 2009 Notes have been purchased for cash. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures have been eliminated.

On November 18, 2005, Intermediate Finance issued $39,342,000 aggregate principal amount at maturity of 14 1/2% senior discount notes due 2014. Intermediate Finance merged with and into Intermediate, with Intermediate surviving the merger and assuming Intermediate Finance’s obligations under the notes and the related indenture. On November 18, 2005, EPL Finance issued $125,000,000 aggregate principal amount of 11 3/4% senior notes due 2013. The 2013 Notes are guaranteed by Intermediate. EPL Finance merged with and into EPL, with EPL surviving the merger and assuming EPL Finance’s obligations under the 2013 Notes and the related indenture.

At December 28, 2005, we had $22,889,000 outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39,342,000 at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014.

The following table represents our contractual commitments (which includes expected interest expense) associated with obligations pursuant to our debt and other obligations disclosed above and pursuant to our restaurant operating leases as of December 28, 2005 (amounts in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Term loan	$9,155	$9,420	$9,345	$9,245	$9,170	$107,325	$153,660
EPL Senior Secured Notes	23	23	23	273	—	—	342
EPL Senior Unsecured Notes	14,502	14,502	14,502	14,502	14,502	168,507	241,017
EPLI Senior Discount Notes	—	—	—	—	5,705	62,161	67,866
Capital leases (see Note 9 to our consolidated financial statements)	2,044	1,935	1,601	984	635	2,924	10,123

Subtotal	25,724	25,880	25,471	25,004	30,012	340,917	473,008
Restaurant operating leases net (1)	14,205	13,748	11,840	10,010	8,544	59,221	117,568

Total	$39,929	$39,628	$37,311	$35,014	$38,556	$400,138	$590,576

(1)	Does not reflect the impact of renewals of operating leases that are scheduled to expire during the periods indicated.

At December 28, 2005, we had outstanding letters of credit totaling $8.1 million, which served as collateral for our various workers’ compensation insurance programs.

Franchisees pay a monthly advertising fee of 4% of gross sales for the Los Angeles designated market area or 5% of gross sales for other markets. Pursuant to our Uniform Franchise Offering Circular, we contribute, where we have company-operated restaurants, to the advertising fund on the same basis as franchised restaurants. Under our franchise agreements, we are obligated to use all advertising fees collected from franchisees to purchase, develop and engage in advertising, public relations and marketing activities to promote the El Pollo Loco® brand.

We accrued in December 2003 and paid option holders in January 2004 $1.9 million in bonuses. We made cash payments of $0.6 million in March 2005 related to the revaluation of stock options in connection with the 2009 and 2010 Notes. We paid an additional $0.5 million in November 2005 as a result of the Stock Purchase Agreement (the “Stock Purchase Agreement”), dated as of September 27, 2005, among us, Chicken Acquisition Corp., Holdings, EPL, the stockholders of Holdings parties thereto, and American Securities Capital Partners, L.P.

In connection with the issuance of the 2010 Notes in March 2004 and the dividend paid by Holdings shortly thereafter, the exercise prices of outstanding options to purchase shares of the common stock of Holdings were adjusted. We accrued and paid option holders in April 2004 $1.3 million in bonuses. Also, in fiscal 2004, we accrued $0.5 million in bonuses that we paid in the first quarter of 2005. We paid an additional $0.5 million in November 2005 as a result of the Stock Purchase Agreement.

Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP 13-1 applies to reporting periods beginning after December 15, 2005. Retrospective application in accordance with FASB SFAS No. 154 “Accounting Changes and Error Corrections”, is permitted but not required. We do not believe that the adoption of FSP 13-1 will have a significant impact on its financial position or results of operations.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. This EITF addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. This EITF is effective for leasehold improvements that are purchased or acquired after June 29, 2005. The adoption of this EITF did not have a material impact on our consolidated results of operations or financial position.

In May 2005, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, and that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS No. 154 will have a significant impact on our financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 was not material to our financial statements for any of the years presented.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The standard is effective for us beginning with the first quarter of fiscal 2006. Because we used the minimum value method for its pro forma disclosures under

SFAS 123, we will apply SFAS 123(R) prospectively to newly issued stock options. Existing options will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date. Our net income will be reduced as a result of the recognition of the fair value of all newly issued stock options, which is contingent upon the number of future options granted and other variables.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Quantitative and Qualitative Disclosure about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates.

We are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under EPL’s senior secured credit facilities that are payable at floating rates of interest.

We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates as of December 28, 2005 to be material.

Inflation

Over the past five years, inflation has not significantly affected operating results. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of our restaurant revenue were somewhat stable from fiscal 2001 to fiscal 2003, due to procurement efficiencies and menu price adjustments. However, in February 2004 EPL renewed our chicken contracts for a one-year term at significantly higher prices than our previous contract. In February 2005, EPL again renewed our chicken contracts with terms ranging from two to three years at significantly higher prices than the expiring contracts. We implemented price increases in 2004 to partially mitigate the impact of higher chicken prices on our profitability. Our workers’ compensation and health insurance costs have been and are subject to continued inflationary pressures. We have mitigated significant potential increases in our workers’ compensation insurance costs by switching from a guaranteed cost insurance program to a high deductible insurance program in 2003. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current practice of maintaining operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is our most effective tool for dealing with inflation.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, including the Independent Registered Public Accounting Firm’s Report thereon, are listed under Item 15(a) and filed as part of this Annual Report on Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our President and Vice President have concluded that the design and operation of our disclosure controls and procedures are effective as of December 28, 2005. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

We have implemented changes in our process to identify and account for lease transactions. Other than these changes, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 28, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Company.

The following table sets forth certain information regarding our board of directors and executive officers and the executive officers of EPL.

Name	Age(1)	Position
Stephen E. Carley(2)	53	President, Chief Executive Officer and Director of EPL
Karen Eadon	52	Senior Vice President of Marketing and Chief Marketing Officer of EPL
Joseph Stein	45	Senior Vice President of Finance, Chief Financial Officer and Treasurer of EPL(3)
Brian Berkhausen	52	Senior Vice President of Development of EPL
Kenneth W. Clark(4)	57	Vice President of Operations of EPL
Jeanne Scott	58	Senior Vice President of Human Resources and Training and Assistant Secretary of EPL
Pamela R. Milner(5)	50	Senior Vice President, General Counsel and Secretary of EPL
Stephen Sather(6)	58	Senior Vice President of Operations of EPL
Brian Carmichall(6)	42	Vice President of Development of EPL
Thomas Giannetti(6)	42	Vice President of Information Technology of EPL
Andrew Heyer	48	Director of EPL
Dean C. Kehler(7)	49	Director of EPL
Steven A. Flyer(8)	40	Vice President, Assistant Secretary and Director of EPL
David L. Benyaminy(9)	35	Director of EPL
Glenn B. Kaufman	38	Director of EPL
Dennis Lombardi	58	Director of EPL

(1)	As of March 1, 2006
(2)	Mr. Carley is President of both EPLI and EPL.
(3)	Mr. Stein is also a Vice President of EPLI.
(4)	Mr. Clark resigned as an executive officer of EPL effective January 25, 2006.
(5)	Ms. Milner is also Assistant Secretary of EPLI.
(6)	Mr. Sather, Mr. Carmichall and Mr. Giannetti were elected as executive officers in January 2006.
(7)	Mr. Kehler is also a Vice President of EPLI.
(8)	Mr. Flyer is also a Director of EPLI.
(9)	Mr. Benyaminy is also a Vice President, Secretary and Director of EPLI.

Stephen E. Carley has been the President, Chief Executive Officer and a director of EPL since April 2001. Mr. Carley has been our President since June 2004. Mr. Carley has over 12 years of experience in the restaurant and food-service industries, including from 1993 to November 1996 when Mr. Carley served in various capacities, including National Vice President of Development, for Taco Bell Corporation. From November 1996 to October 1998, Mr. Carley was President of Universal Studios Hollywood Theme Park and Citywalk, a division of Universal Studios, Inc. From January 1999 to April 2001, Mr. Carley served as President of OnRadio.com, a website hosting and design business, and chief executive officer of JoePix.com and President of PhotoPoint Corporation, two digital-imaging companies.

Karen Eadon has been the Vice President and Chief Marketing Officer of EPL since October 2002. Ms. Eadon was promoted to Senior Vice President of Marketing and Chief Marketing Officer of EPL on January 11, 2006. From November 2000 to October 2002, Ms. Eadon served as Vice President, U.S. Marketing for McDonald’s Corporation. From March 1999 to October 2000, she

served as Senior Vice President, Marketing, for Applebee’s International, Inc. From April 1995 to March 1999, she served as Vice President, Retail Marketing for Arco Products Company, the refining and marketing division of ARCO.

Joseph Stein has been our Treasurer since April 2002, our Vice President since June 2004 and EPL’s Vice President of Finance, Chief Financial Officer and Treasurer since April 2002. Mr. Stein was promoted to Senior Vice President of Finance and Chief Financial Officer of EPL on January 11, 2006. From April 1999 to April 2002, Mr. Stein served as Vice President and Chief Strategic and Financial Officer for Rubio’s Restaurants, Inc. From January 1997 to April 1999, he served as Executive Vice President and Chief Administrative Officer for Checkers Drive-In Restaurants, Inc.

Brian Berkhausen has been Vice President of Development of EPL since December 1997. Mr. Berkhausen was promoted to Senior Vice President of Development of EPL on January 11, 2006. From May 1996 to November 1997, Mr. Berkhausen served as Director, Market Team Operations and Systems for Allied Domecq Retailing, a QSR operator of the Togo’s Eateries, Inc., Dunkin’ Donuts Inc. and Baskin-Robbins Incorporated brands. From May 1993 to May 1996, Mr. Berkhausen served as Director, Market Development and Strategy for Baskin-Robbins Incorporated.

Kenneth W. Clark was Vice President of Operations of EPL since January 1998. Mr. Clark resigned as an executive officer of EPL effective January 25, 2006. Mr. Clark was EPL’s Vice President of Company Operations from May 1995 to January 1998, our Director of Operations from October 1991 to May 1995 and our Director of Franchising from May 1989 until October 1991.

Jeanne Scott has been Vice President of Human Resources and Training of EPL since February 2003. Ms. Scott was promoted to Senior Vice President of Human Resources and Training and Assistant Secretary of EPL on January 11, 2006. From January 1999 to January 2003, Ms. Scott served as Senior Vice President, Human Resources Alliance for Sodexho, a worldwide food service management company. From December 1995 to November 1998, she served as Vice President Human Resources and Training for Koo Koo Roo, Inc.

Pamela R. Milner has been Vice President and General Counsel of EPL since January 2000 and Corporate Secretary of EPL since February 2000. Ms. Milner was promoted to Senior Vice President, General Counsel and Corporate Secretary of EPL on January 11, 2006. From August 1999 to December 1999, Ms. Milner was General Counsel for Capital Pacific Holdings, Inc., a publicly traded real estate development company. Ms. Milner served as Assistant General Counsel for Advantica Restaurant Group, Inc. (“ARG”), from September 1998 to August 1999 and Senior Corporate Counsel of ARG from October 1997 to September 1998. From September 1994 to October 1997, Ms. Milner was Senior Attorney and Director of Acquisitions & Divestitures for Taco Bell Corporation.

Stephen Sather has been Senior Vice President of Operations of EPL since January 2006. From March 2002 to December 2005, he served as Senior Vice President Retail Operations for Great Circle Family Foods, LLC in Los Angeles, California. From December 1996 to December 2001, he served as Chief Operating Officer for Rubios Restaurants Inc., in Carlsbad, California.

Brian Carmichall has been Vice President of Development of EPL since January 2006. From February 2002 to December 2005 he was the Director of Development. He served as the Manager of Concept Development and acted as Architectural Administrator from April 1996 to January 2002.

Thomas Giannetti has been Vice President of Information Technology of EPL since January 2006. From April 2004 to December 2005, he served as Director of Information Technology for EPL. From July 1998 to April 2004, he served as Director of Information Technology for Home Depot in San Diego, California.

Andrew R. Heyer is a Managing Partner of Trimaran Capital Partners, L.L.C. In addition, he is a member of the Investment Committee of Trimaran Advisors, L.L.C., the investment advisor to Caravelle Investment Fund, L.L.C. Mr. Heyer was a vice chairman of CIBC World Markets Corp. and was a co-head of the CIBC Argosy Merchant Banking Funds (Fund I). Prior to joining CIBC World Markets Corp. in 1995, Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. Mr. Heyer currently serves on the Board of Directors of Niagara Corporation, Hain Celestial Group, Inc., Reddy Ice Holdings, Inc., Village Voice Media, LLC, Brite Media Group LLC and Charlie Brown’s Acquisition Corp.

Dean C. Kehler is a Managing Partner of Trimaran Capital Partners, L.L.C. In addition, he is a member of the Investment Committee of Trimaran Advisors, L.L.C., the investment advisor to Caravelle Investment Fund, L.L.C. Mr. Kehler was a vice chairman of CIBC World Markets Corp., and was a co-head of the CIBC Argosy Merchant Banking Funds (Fund I). Prior to joining CIBC World Markets Corp. in 1995, Mr. Kehler was a founder and Managing Director of The Argosy Group L.P. Mr. Kehler currently serves on the Board of Directors of Booth Creek Ski Holdings, Inc., Fortunoff, Inviva, Inc., PrimeCo Wireless Communications LLC, Urban Brands, Inc. and Charlie Brown’s Acquisition Corp.

Steven A. Flyer is a Managing Director of Trimaran Capital Partners, L.L.C. Prior to joining Trimaran, Mr. Flyer was an Executive Director in the Leveraged Finance Group of CIBC World Markets Corp. responsible for the CIBC Argosy Merchant Banking Funds (Fund I). Prior to joining CIBC World Markets Corp. in 1997, Mr. Flyer practiced law at Dewey Ballantine LLP. Mr. Flyer currently serves on the Board of Directors of Fortunoff.

David L. Benyaminy is a Director of Trimaran Capital Partners, L.L.C. Prior to joining Trimaran, Mr. Benyaminy was a Director in the Leveraged Finance Group of CIBC World Markets Corp. Prior to joining CIBC World Markets Corporation in 1997, Mr. Benyaminy was an analyst at Chase Manhattan Corp. Mr. Benyaminy serves on the Board of Directors of Urban Brands, Inc. and Brite Media Group LLC.

Glenn B. Kaufman has been a director of EPL since December 1999. Mr. Kaufman was our Vice President from December 1999 to May 2004. He is a Managing Director of American Securities Capital Partners, L.P., having joined that company in October 1997. Mr. Kaufman has also been a Managing Director of American Securities Capital Partners, LLC since September 2000. From October 1993 to October 1997, Mr. Kaufman served as a corporate attorney with the firm of Cravath, Swaine & Moore in New York, New York, where he focused on private equity and related transactions. Previously, he worked in the small business consulting group of Price Waterhouse. He is Chairman of the Board of Press, Ganey Associates, Inc.

Dennis Lombardi has been a director of EPL since February 2000. He served as Executive Vice President of Technomic Inc., a leading food service consulting and research firm, from February 1991 to December 2004. He is currently serving as Executive Vice President of WD Partners, a multi-unit design and development company.

Audit Committee

EPLI and EPL have standing Audit Committees established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, which are each composed of Steven A. Flyer and David L. Benyaminy. The EPLI and EPL Audit Committees have each adopted an Audit Committee Charter. The EPLI Audit Committee Charter was filed as an exhibit to its Annual Report on Form 10-K for the fiscal year ended December 29, 2004.

Audit Committee Financial Expert

As required by the Sarbanes-Oxley Act of 2002, our Board of Directors has determined that one member of our Audit Committee, David L. Benyaminy, is qualified to be an “audit committee financial expert” within the meaning of SEC regulations. The Board reached its conclusion as to the qualifications of Mr. Benyaminy based on his education and experience in analyzing financial statements of a variety of companies. Mr. Benyaminy does not meet the standards of independence adopted by the SEC, because he is a Director of Trimaran Capital Partners, L.L.C., which is an affiliate of Trimaran Pollo Partners, LLC, the entity that indirectly owns the majority of our equity interests.

EPL Code of Ethics

EPL has adopted a Code of Business Ethics & Conduct that applies to all of EPL’s employees. The Code of Business Ethics & Conduct is filed as an exhibit to EPL’s Annual Report on Form 10-K for the fiscal year ended December 29, 2004.

Item 11. Executive Compensation

Executive Compensation Table

Summary Compensation

None of Intermediate’s officers receive compensation for serving in such capacities, instead receiving compensation as officers of EPL. The following table sets forth information regarding compensation for the last three fiscal years (ended December 28, 2005, December 29, 2004 and December 31, 2003, respectively) awarded to, earned by, or paid to EPL’s chief executive officer and its other four most highly compensated executive officers at the end of 2005, or the Named Executive Officers.

		Annual Compensation			Long-Term Compensation(2)
Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Other Annual Compensation ($)	Securities Underlying Options(3) (#)
Stephen E. Carley	2005	356,320	1,689,166	*	89,586
President and Chief Executive Officer of EPL	2004	344,205	654,269	*	22,500
	2003	341,124	523,456	*	22,500

Joseph Stein	2005	239,709	746,195	*	32,405
Senior Vice President of Finance, Chief Financial	2004	231,568	205,771	*	8,667
Officer and Treasurer of EPL	2003	232,778	187,044	*	10,000

Brian Berkhausen	2005	188,531	123,815	*	26,755
Senior Vice President of Development of EPL	2004	188,531	673,209	*	6,000
	2003	192,331	593,654	*	15,000

Kenneth Clark(4)	2005	196,997	128,251	*	—
Vice President of Operations of EPL	2004	195,703	677,504	*	6,000
	2003	196,064	595,507	*	15,000

Karen Eadon	2005	254,535	477,012	*	37,603
Senior Vice President of Marketing and Chief	2004	247,439	181,051	*	10,000
Marketing Officer of EPL	2003	251,192	126,963	*	10,000

*	Lesser of either $50,000 or 10% of the total salary and bonus for the year indicated.
(1)	Includes cash bonuses paid pursuant to bonus arrangements adopted in connection with the sale of the 2009 Notes, as described above.
(2)	We have not granted any restricted stock awards, stock appreciation rights or long term incentive plan awards.
(3)	The listed options for 2005 are new options to purchase common stock of Chicken Acquisition Corp., granted subsequent to the acquisition of EPL and EPLI by Chicken Acquisition Corp., and existing options to purchase shares of the common stock EPL Holdings, Inc., which were exchanged for options to purchase shares of common stock of Chicken Acquisition Corp. upon consummation of the acquisition of EPL and EPLI by Chicken Acquisition Corp. on November 18, 2005. The listed options for 2003 and 2004 are to purchase shares of the common stock of EPL Holdings, Inc. Those options were revalued in connection with the sale of the 2009 Notes in December 2003 and the options were further revalued in April 2004 in connection with the sale of the 2010 Notes.
(4)	Mr. Clark resigned as an executive officer of EPL effective January 25, 2006.

Option Grants in Last Fiscal Year

Options to purchase common stock of Chicken Acquisition Corp. were granted to the Named Executive Officers below in fiscal 2005, subsequent to the acquisition of EPL and EPLI by Chicken Acquisition Corp. Additionally, a majority of the Named Executive Officers exchanged, effective as November 18, 2005, some of their existing options to purchase common stock of EPL Holdings, Inc. for options to purchase common stock of Chicken Acquisition Corp.

Each option represents the right to purchase one share of common stock of Chicken Acquisition Corp. There was no public trading market for the common stock of Chicken Acquisition Corp. as of December 28, 2005. Accordingly, the dollar values in the table shown below are calculated based upon an assumed market value on the date of grant of $86.43 per share.

The potential realizable values are based on an assumption that the stock price of the common stock of Chicken Acquisition Corp. will appreciate at the annual rate shown (compounded annually) from the date of revaluation until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code and any applicable state laws or option provisions providing for termination of an option following termination of employment, non-transferability or vesting. These amounts are calculated based on the requirements promulgated by the SEC and do not reflect our estimate of future stock price growth of the shares of common stock of Chicken Acquisition Corp.

	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2005	Exercise Price per Share ($/Share)	Assumed Market Value on Date of Grant ($/Share)	Expiration Date	5% ($)	10% ($)
Stephen E. Carley	66,741	33.7	86.43	86.43	11/18/2015	3,627,721	9,193,358
Joseph Stein	22,247	11.3	86.43	86.43	11/18/2015	1,209,240	3,064,453
Brian Berkhausen	17,798	9.0	86.43	86.43	11/18/2015	967,392	2,451,562
Karen Eadon	22,247	11.3	86.43	86.43	11/18/2015	1,209,240	3,064,453

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

All of our 100 outstanding common shares are held by EPL Holdings, Inc., which is indirectly owned by Chicken Acquisition Corp. Trimaran Pollo Partners, LLC (the “LLC”) indirectly owns 100% of our equity interests (other than shares held by continuing investors who are minority shareholders in Chicken Acquisition Corp.). The LLC is controlled by affiliates of Trimaran Fund Management, L.L.C. None of our equity securities are authorized for issuance under any equity compensation plan.

The following table provides summary information of the options exercised and the number of shares of the common stock of Chicken Acquisition Corp. represented by outstanding stock options held by each Named Executive Officer as of December 28, 2005. There is no public trading market for the common stock of Chicken Acquisition Corp. Accordingly, the dollar values in the table shown below are calculated based upon an assumed market value of $86.43 per share, less the exercise price of the options, each as of December 28, 2005, and multiplying the result by the number of shares.

	Shares Acquired on Exercise		Value Realized	Number of Securities Underlying Unexercised Options at December 28, 2005		Value of Unexercised In-the-Money Options at December 28, 2005
Name				Exercisable	Unexercisable	Exercisable ($)	Unexercisable ($)
Stephen E. Carley	12,830		$2,390,613	22,845	66,741	$1,801,785	$0
Joseph Stein	4,367		$791,780	10,158	22,247	$779,627	$0
Brian Berkhausen	2,200		$433,708	8,977	17,798	$749,131	$0
Kenneth Clark	6,000	*	$1,182.839	0	0	$0	$0
Karen Eadon	3,500		$623,490	15,356	22,247	$1,157,842	$0

*	Represents options to purchase shares of common stock of EPL Holdings, Inc.

Compensation of Directors

Our directors and EPL’s directors receive no compensation for serving on their respective boards other than reimbursement of reasonable expenses incurred in attending meetings.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee of EPLI’s board of directors is an officer or employee of EPL or EPLI. No executive officer of EPL or EPLI serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on EPLI’s compensation committee. The members of our compensation committee are Andrew R. Heyer, Stephen A. Flyer and Dennis J. Lombardi.

Employment Contracts and Termination of Employment

EPL has employment agreements with each Named Executive Officer, except for Kenneth Clark, who resigned as an executive officer of EPL, effective January 25, 2006.

Term. Mr. Carley’s employment agreement is dated September 27, 2005 and runs for three years from November 18, 2005. Mr. Stein’s employment agreement is dated September 27, 2005 and runs for three years from November 18, 2005. Mr. Berkhausen’s employment agreement is dated November 1, 2005 and run for three years from November 18, 2005. Ms. Eadon’s employment agreement is dated October 10, 2005 and runs for 3 years from November 18, 2005. Each employment agreement has perpetual one-year renewals unless either party provides termination notice at least 60 days prior to the end of the then applicable term.

Base Salary. Subject to future annual increases at the sole discretion of the board of directors, Mr. Carley’s, Mr. Stein’s, Mr. Berkhausen’s and Ms. Eadon’s current base salaries under their respective employment agreements are $372,336, $242,034, $238,000 and $256,547, respectively.

Bonus. Contingent on our meeting certain financial goals, the target bonus for each Named Executive Officer under their employment agreements is 75% of that executive officer’s respective base salary, except for Mr. Carley, whose target bonus is 100% of his base salary. All other agreements provide for a target bonus of 75% of that executive officer’s respective base salary.

Termination. If EPL terminates a Named Executive Officer for cause or a Named Executive Officer resigns without good reason or dies or suffers from a disability, that executive officer is entitled to accrued base annual salary for the then current year to date, earned but unpaid bonus from prior years, accrued expenses meriting reimbursement and accrued benefits. If a Named Executive Officer dies or suffers from a disability, that executive officer is also entitled to a pro rata bonus for the then current year. If we terminate a Named Executive Officer without cause or a Named Executive Officer resigns for good reason, that executive officer is entitled to all of the above compensation plus 12 months additional base salary, except for Mr. Carley who is entitled to two years’ base salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hold all of the outstanding common stock of EPL. All of our 100 outstanding common shares are held by EPL Holdings, Inc., which is indirectly owned by Chicken Acquisition Corp.

Trimaran Pollo Partners, LLC (the “LLC”) indirectly owns 100% of our equity interests (other than shares held by continuing investors who are minority shareholders in Chicken Acquisition Corp.). The LLC is controlled by affiliates of Trimaran Fund Management, L.L.C. (“Trimaran”).

None of our equity securities are authorized for issuance under any equity compensation plan.

Item 13. Certain Relationships and Related Transactions

Management Agreement

Until November 18, 2005, EPL was a party to a Management Consulting Agreement with American Securities Capital Partners, L.P. (“ASCP”), which is an affiliate of the former majority owner of EPL Holdings, Inc., pursuant to which ASCP provided EPL with certain management services. The annual fee for ASCP’s services was approximately $400,000 plus its reasonable expenses. During the fiscal years ended December 28, 2005, December 29, 2004, December 31, 2003, we paid $435,000, $492,000 and $439,000, inclusive of expenses, respectively, to ASCP for management services.

Stockholders Agreement

Chicken Acquisition Corp. (“CAC”) entered into a stockholders agreement with the LLC and continuing investors. EPL, Intermediate and Holdings are wholly owned indirect subsidiaries of CAC, which are owned by the LLC (which is controlled by affiliates of Trimaran). The stockholders agreement generally restricts the transfer of shares of common stock and rollover options, along with shares into which any options held have been exercised, owned by the members of management and other employees, or any other stockholders, that are or become parties to the agreement. Exceptions to these restrictions include certain transfers of shares for estate planning purposes and certain involuntary transfers in connection with a default, foreclosure, forfeiture, divorce, court order or otherwise than by a voluntary decision of the stockholder (so long as CAC, and if CAC does not exercise its right, the other stockholders, have been given the opportunity to purchase, pro rata, the common stock subject to such involuntary transfer).

In addition, the parties to the stockholders agreement have “tag-along” rights to sell their shares, on a pro rata basis with the LLC, in significant sales by the LLC to third parties. The LLC has “drag-along” rights to cause the other parties to the stockholders agreement to sell their shares, on a pro rata basis with the LLC, in significant sales by the LLC to third parties. Continuing investors are subject to “put” and “call” rights, which entitle these persons to require CAC to purchase their shares or rollover options, and which entitle CAC to require these persons to sell their shares or rollover options to CAC, upon certain terminations of the stockholder’s employment with EPL or any affiliate, at differing prices, depending upon the circumstances of the termination. The stockholders agreement also includes pre-emptive rights in favor of the LLC and certain other stockholders.

The stockholders agreement also gives the LLC the right to make an unlimited number of requests that CAC use its best efforts to register its shares under the Securities Act. In demand registrations, subject to certain exceptions, the parties to the stockholders agreement have certain rights to participate on a pro rata basis, subject to certain conditions.

The stockholders agreement terminates upon the consummation of (1) an initial public offering of CAC or its subsidiaries or (2) a sale of all or substantially all of the assets or equity interests in CAC to a third party (whether by merger, consolidation, sale of assets or securities or otherwise). The registration rights provisions of the agreement, and certain other provisions, are expected to survive termination.

LLC Agreement

Affiliates of Trimaran and certain other third-party investors entered into a limited liability company operating agreement, or the “LLC agreement.” The LLC agreement generally restricts the transfer of interests in the LLC owned by the parties other than affiliates of Trimaran. Exceptions to this restriction include transfers to affiliates. In addition, the third-party investors have “tag-along” rights to sell their interests on a pro rata basis with Trimaran affiliates in significant sales to third parties. Similarly, Trimaran affiliates have “drag-along” rights to cause the third-party investors to sell their interests, on a pro rata basis with Trimaran affiliates, in significant sales to third parties. The members of the LLC have pre-emptive rights in order to maintain their respective percentage ownership interests in the LLC in the event of an issuance of additional membership interests, and rights to cause the LLC to exercise on a pro rata basis its pre-emptive rights, if any, in CAC.

Under the terms of the LLC agreement, the LLC is solely managed by a Trimaran affiliate. Through the LLC agreement, Trimaran affiliates also have the right to designate at least a majority of the directors on the board of directors of CAC, and third-party investors holding at least 15% of the outstanding interests have the right to designate one director to the board of directors of CAC. The LLC agreement terminates and the LLC will be dissolved and its affairs wound up at the earlier of (1) the election of the managing member or (2) six years following an initial public offering of CAC or any of its subsidiaries.

Conversion Agreement

Each of the continuing investors entered into a separate conversion agreement with CAC under which such continuing investor exchanged shares of common stock of Holdings and/or options to purchase common stock of Holdings for shares of common stock and/or options to purchase common stock of CAC. The continuing investors converted shares of common stock and/or stock options having an aggregate value of at least approximately $6.0 million into shares of common stock and/or stock options with an equivalent value (which amounts shall include spread value, in the case of any stock options). As a result of these conversion agreements, continuing investors hold shares of CAC common stock and/or options to purchase CAC stock representing in the aggregate approximately 3.6% of the common stock of CAC on a fully diluted basis.

Monitoring and Management Services Agreement

Under the terms of a monitoring and management services agreement entered into between Trimaran and CAC, CAC (1) paid to Trimaran a fee of approximately $7.0 million for services provided and (2) pays an annual advisory and monitoring fee of $500,000 paid quarterly in advance to Trimaran for services provided by Trimaran to CAC. The monitoring and management services agreement provides that CAC indemnify Trimaran and its affiliates and their respective partners, members, directors, officers, employees and agents in connection with the services rendered to CAC under the agreement. It also provides that CAC reimburse Trimaran for expenses incurred in connection with the Acquisition and with respect to services to be provided to CAC on a going-forward basis. The monitoring and management services agreement also provides for the payment of certain transaction fees payable by CAC to Trimaran (1) in connection with future investment banking and related services and for the reimbursement by CAC of expenses incurred by Trimaran in connection with such services, if Trimaran determines to provide such services and (2) if the agreement is terminated in connection with the consummation of an initial public offering of CAC or any of its subsidiaries.

Item 14. Principal Accounting Fees and Services

The following fees were paid to Deloitte & Touche LLP (“Deloitte”) in fiscal 2005 and 2004:

Audit Fees

Audit fees for the audit of our 2005 annual financial statements and the review of the financial statements included in our Quarterly Reports on Form 10-Q in 2005 totaled an estimated $490,000.

Audit fees for the audit of our 2004 annual financial statements, the review of the financial statements included in our Quarterly Reports on Form 10-Q and services related to our registration statements in 2004 totaled $350,000.

Audit-Related Fees

Audit-related fees billed to us by Deloitte totaled $729,000 in fiscal 2005 and $185,000 in fiscal 2004. Such audit-related fees typically consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services may include consultations related to the Sarbanes-Oxley Act and consultations concerning financial accounting and reporting standards.

Tax Fees

Fees billed to us by Deloitte for professional services for tax compliance, tax advice and tax planning totaled $43,000 in fiscal 2005 and $59,000 in fiscal 2004.

The fees disclosed under this category are comprised by services that include assistance related to state tax incentives.

All Other Fees

We did not incur any other fees billed to us by Deloitte during fiscal 2005 and fiscal 2004.

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

For non-audit services, our senior management will submit from time to time to the Audit Committee for approval non-audit services that it recommends the Audit Committee engage the independent auditor to provide for the fiscal year. Our senior management and the independent auditor will each confirm to the Audit Committee that each non-audit service is permissible under all applicable legal requirements. A budget, estimating non-audit service spending for the fiscal year, will be provided to the Audit Committee along with the request. The Audit Committee must approve both permissible non-audit services and the budget for such services. The Audit Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

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

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 29, 2004 (Predecessor) and December 28, 2005 (Successor)	F-2

Consolidated Statements of Operations and Comprehensive (Loss) Income for the Predecessor Years Ended December 31, 2003 and December 29, 2004, the Predecessor Period December 30, 2004 to November 17, 2005 and the Successor Period November 18, 2005 to December 28, 2005

F-4

Consolidated Statements of Stockholder’s Equity (Deficiency) for the Predecessor Years Ended December 31, 2003 and December 29, 2004, the Predecessor Period December 30, 2004 to November 17, 2005 and the Successor Period November 18, 2005 to December 28, 2005

F-5

Consolidated Statements of Cash Flows for the Predecessor Years Ended December 31, 2003 and December 29, 2004, the Predecessor Period December 30, 2004 to November 17, 2005 and the Successor Period November 18, 2005 to December 28, 2005

F-6

Notes to Consolidated Financial Statements	F-8

3. Exhibits

Exhibit No.	Description
(1) 2.1	Stock Purchase Agreement, dated as of September 27, 2005, among Chicken Acquisition Corp., EPL Holdings, Inc., EPL Intermediate, Inc., EL Pollo Loco, Inc, the equityholders of the EPL Holdings, Inc. parties thereto, and American Securities Capital Partners, L.P.

2.2	Agreement and Plan of Merger, dated November 18, 2005, of EPL Intermediate Finance Corp., to be merged with and into EPL Intermediate, Inc.

(2) 3.1	Certificate of Incorporation of EPL Intermediate, Inc.

(2) 3.2	Certificate of Designations, Preferences and Rights of 6% Series A Preferred Stock

(2) 3.3	Bylaws of EPL Intermediate, Inc.

4.1	Indenture, dated November 18, 2005, between EPL Intermediate, Inc. (as successor by merger to EPL Intermediate Finance Corp.) and The Bank of New York Trust Company, N.A.

4.2	Form of Note (included as Exhibit A to Exhibit 4.1)

4.3	Registration Rights Agreement, dated November 18, 2005, among EPL Intermediate, Inc. (as successor by merger to EPL Intermediate Finance Corp.), Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC

(3) 4.4	Indenture, dated as of December 19, 2003, among El Pollo Loco, Inc., EPL Intermediate, Inc. and The Bank of New York, as Trustee

4.5	Indenture, dated November 18, 2005, among El Pollo Loco, Inc. (as successor by merger to EPL Finance Corp.), EPL Intermediate, Inc. and The Bank of New York Trust Company, N.A.

4.6	Registration Rights Agreement, dated November 18, 2005, among El Pollo Loco, Inc. (as successor by merger to EPL Finance Corp.), Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC

10.1 +	Employment Agreement, dated September 27, 2005, between El Pollo Loco, Inc. and Stephen E. Carley

10.2 +	Employment Agreement, dated September 27, 2005, between El Pollo Loco, Inc. and Joseph Stein

10.3 +	Amendment No. 1 to Stein Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Joseph Stein

10.4 +	Employment Agreement, dated November 1, 2005, between El Pollo Loco, Inc. and Brian Berkhausen

10.5 +	Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Karen Eadon

10.6 +	Employment Agreement, dated September 30, 2005, as amended October 10, 2005, between El Pollo Loco, Inc. and Pamela Milner

10.7 +	Amendment No. 1 to Milner Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Pamela Milner

10.8 +	Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Jeanne Scott

10.9 +	Employment Agreement, dated January 9, 2006, between El Pollo Loco, Inc. and Stephen Sather

10.10 +	Form of Exchange Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

10.11 +	Amendment No. 1 to Form of Exchange Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

10.12 +	Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

10.13 +	Amendment No. 1 to Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

10.14 +	Amendment No. 2 to Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

10.15	Stockholders Agreement, dated November 18, 2005, among Chicken Acquisition Corp., Trimaran Pollo Partners, LLC and certain continuing investors

10.16	First Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated November 18, 2005, among affiliates of Trimaran Fund Management, L.L.C. and certain other third party investors

10.17	Monitoring and Management Services Agreement, dated November 18, 2005, between Chicken Acquisition Corp. and Trimaran Fund Management, L.L.C.

10.18	Credit Agreement, dated November 18, 2005, among El Pollo Loco, Inc., EPL Intermediate, Inc., Merrill Lynch Capital Corporation, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, CIT Lending Services Corporation and the other lenders party thereto

10.19	Security Agreement, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

10.20	Securities Pledge Agreement, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

10.21	Guaranty, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

10.22 +	Form of Non-Qualified Stock Option Agreement for directors with Chicken Acquisition Corp.

10.23 +	Form of Non-Qualified Stock Option Agreement for officers with Chicken Acquisition Corp.

10.24 +	Chicken Acquisition Corp. 2005 Stock Option Plan

(3)* 10.25	Letter Agreement, dated February 23, 2005, between Gold Kist Inc. and El Pollo Loco, Inc.

(3)* 10.26	Letter Agreement, dated February 15, 2005, between Pilgrims Pride Corporation and El Pollo Loco, Inc.

* 10.27	Amendment to Letter Agreement, dated January 21, 2006, between Gold Kist Inc. and El Pollo Loco, Inc.

* 10.28	Amendment to Letter Agreement, dated January 11, 2006, between Pilgrims Pride Corporation and El Pollo Loco, Inc.

(3) 10.29	Form of Franchise Development Agreement

(3) 10.30	Form of Franchise Agreement

(4) 14.1	El Pollo Loco, Inc. Code of Business Ethics & Conduct

(5) 21.1	Subsidiaries of EPL Intermediate, Inc.

(2) 24.1	Power of Attorney (contained on signature page)

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

(1)	Previously filed as an exhibit to EPL Intermediate, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2005 (File No. 333-115644) as filed on November 14, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to EPL Intermediate, Inc.’s Registration Statement on Form S-4 (File No. 333-115644) as filed on May 19, 2004 and incorporated herein by reference.
(3)	Incorporated by reference from El Pollo Loco, Inc.’s Registration Statement on Form S-4 (File No. 333-115486) as filed on May 14, 2004.
(4)	Incorporated by reference from El Pollo Loco, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2004 (File No. 333-115486) as filed on March 28, 2005.
(5)	Previously filed as an exhibit to EPL Intermediate, Inc.’s Registration Statement on Form S-4 (File No. 333-115644) as filed on May 19, 2004 and incorporated herein by reference.

+	Management contracts and compensatory plans and arrangements.
*	Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. None.

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

Signature	Title	Date

/s/ Stephen E. Carley Stephen E. Carley	President (Principal Executive Officer)	April 10, 2006

/s/ Joseph Stein Joseph Stein	Vice President (Principal Financial and Accounting Officer)	April 10, 2006

/s/ David L. Benyaminy David L. Benyaminy	Vice President, Secretary and Director	April 10, 2006

/s/ Steven A. Flyer Steven A. Flyer	Director	April 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholder of

EPL Intermediate, Inc.

Irvine, CA

We have audited the accompanying consolidated balance sheet of EPL Intermediate, Inc. and its subsidiary (the “Company”), a wholly owned subsidiary of EPL Holdings, Inc., as of December 29, 2004 and the related consolidated statements of operations and comprehensive (loss) income, stockholder’s equity (deficiency), and cash flows for the years ended December 31, 2003 and December 29, 2004 and the period from December 30, 2004 to November 17, 2005 (the “Predecessor Periods”), prior to the acquisition of the Company by Chicken Acquisition Corp. We have also audited the consolidated balance sheet of the Company as of December 28, 2005 and the related consolidated statements of operations and comprehensive loss, stockholder’s equity, and cash flows for the period from November 18, 2005 to December 28, 2005 (the “Successor Period”), subsequent to the acquisition of the Company by Chicken Acquisition Corp. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2004 and December 28, 2005 and the related consolidated statements of operations and comprehensive (loss) income, stockholder’s equity (deficiency), and cash flows for the Predecessor Periods and the Successor Period, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on November 18, 2005, Chicken Acquisition Corp., and certain other parties completed the acquisition of the Company in a transaction accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed by Chicken Acquisition Corp. were recorded at fair value on that date by the Company and therefore the assets and liabilities of the Successor Period are not comparable with those of the Predecessor Periods.

/s/ Deloitte & Touche LLP

Los Angeles, California

April 10, 2006

EPL INTERMEDIATE, INC.

(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	Predecessor DECEMBER 29, 2004	Successor DECEMBER 28, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,636	$3,552
Notes and accounts receivable—net	2,714	2,998
Inventories	1,136	1,372
Prepaid expenses and other current assets	2,530	3,189
Income taxes receivable	2,124	3,825
Deferred income taxes	4,150	1,520

Total current assets	18,290	16,456

PROPERTY OWNED—Net	59,469	69,121

PROPERTY HELD UNDER CAPITAL LEASES—Net	4,634	2,186

GOODWILL	38,989	272,204

DOMESTIC TRADEMARKS—Net	19,800	120,700

OTHER INTANGIBLE ASSETS—Net	18,017	13,698

OTHER ASSETS	8,039	11,554

TOTAL ASSETS	$167,238	$505,919

See notes to consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.

(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	Predecessor DECEMBER 29, 2004	Successor DECEMBER 28, 2005
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$—	$2,775
Current portion of note payable	3,667	1,045
Current portion of obligations under capital leases	1,296	1,264
Current portion of other notes payable	619	—
Accounts payable	8,075	10,215
Accrued salaries	4,517	4,184
Accrued vacation	1,467	1,728
Accrued insurance	3,293	3,539
Accrued interest	488	2,631
Accrued advertising	264	911
Other accrued expenses and current liabilities	2,777	3,683

Total current liabilities	26,463	31,975

NONCURRENT LIABILITIES:
Senior secured notes (2009 Notes)	110,000	250
Senior unsecured notes (2013 Notes)	—	123,425
Senior discount notes (2010 Notes)	42,710	—
PIK notes (2014 Notes)	—	22,889
Note payable—less current portion	3,667	103,455
Obligations under capital leases—less current portion	6,430	5,211
Other notes payable—less current portion	1,193	—
Deferred income taxes	4,578	34,383
Other intangible liabilities - net	5,012	9,037
Other noncurrent liabilities	6,060	3,603

Total noncurrent liabilities	179,650	302,253

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY (DEFICIENCY)
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in-capital	315	172,279
Accumulated deficit	(39,190)	(588)

Total stockholder’s equity (deficiency)	(38,875)	171,691

TOTAL	$167,238	$505,919

See notes to consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.

(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

	Predecessor			Successor November 18, 2005 to December 28, 2005
	December 31, 2003	December 29, 2004	December 30, 2004 to November 17, 2005
OPERATING REVENUE:
Restaurant revenue	$193,220	$204,820	$197,267	$24,527
Franchise revenue	13,226	14,216	13,661	1,742

Total operating revenue	206,446	219,036	210,928	26,269

OPERATING EXPENSES:
Product cost	58,430	64,595	62,638	7,958
Payroll and benefits	53,608	55,200	50,325	6,746
Depreciation and amortization	13,039	13,894	12,743	1,203
Other operating expenses	60,967	65,979	65,340	7,958

Total operating expenses	186,044	199,668	191,046	23,865

OPERATING INCOME	20,402	19,368	19,882	2,404

INTEREST EXPENSE—Net of interest income of $75, $107, $369, and $60 for the periods ended December 31, 2003, December 29, 2004, November 17, 2005 and December 28, 2005 respectively	8,100	18,025	38,726	3,385

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	12,302	1,343	(18,844)	(981)

(BENEFIT) PROVISION FOR INCOME TAXES	4,932	28	(7,651)	(393)

NET (LOSS) INCOME	7,370	1,315	(11,193)	(588)

OTHER COMPREHENSIVE INCOME:
Settlement of interest rate swap agreement, net of income taxes of $289	433	—	—	—

COMPREHENSIVE (LOSS) INCOME	$7,803	$1,315	$(11,193)	$(588)

See notes to consolidated financial statements.

EPL INTERMEDIATE, INC.

(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

(Amounts in thousands, except share data)

	Predecessor
	Common Shares	Amount	Preferred Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
BALANCE, DECEMBER 25, 2002	100	—	20,075	20,075	24,411	(433)	14,613	58,666

Retirement of Interest rate swap agreement—net of income taxes of $289		—		—	—	433	—	433
Proceeds on sale of preferred stock		—	26	26	—	—	—	26
Redemption of preferred stock		—	(20,101)	(20,101)	—	—	—	(20,101)
Dividend distribution to EPL Holdings, Inc.		—		—	(24,411)	—	(25,488)	(49,899)
Net income							7,370	7,370

BALANCE, DECEMBER 31, 2003	100	—	—	—	—	—	(3,505)	(3,505)

Dividend distribution to EPL Holdings, Inc.		—		—	—	—	(37,000)	(37,000)
Tax benefit from exercise of stock options		—		—	315	—		315
Net income		—		—	—	—	1,315	1,315

BALANCE, DECEMBER 29, 2004	100	—	—	—	315	—	(39,190)	(38,875)

Deemed dividend to EPL Holdings, Inc.					(10,538)			(10,538)
Tax benefit from exercise of stock options					2,988			2,988
Net loss		—		—	—	—	(11,193)	(11,193)

BALANCE, NOVEMBER 17, 2005	100	—	—	—	(7,235)	—	(50,383)	(57,618)

	Successor
BALANCE, NOVEMBER 18, 2005	100	—		—	172,279	—	—	172,279

Net loss		—		—	—	—	(588)	(588)

BALANCE, DECEMBER 28, 2005	100	—	—	—	172,279	—	(588)	171,691

See notes to consolidated financial statements.

EPL INTERMEDIATE, INC.

(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Predecessor			Successor November 18, 2005 to December 28, 2005
	December 31, 2003	December 29, 2004	December 30, 2004 to November 17, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$7,370	$1,315	$(11,193)	$(588)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and intangible assets	13,039	13,894	12,743	1,202
Interest accretion	—	3,661	4,762	389
(Gain) loss on disposal of assets	(507)	(337)	(494)	3
Asset impairment	—	588	1,047	—
Amortization of deferred financing costs	1,814	1,536	7,426	152
Amortization of negative leasehold interest	(1,209)	(1,344)	(1,345)	(9)
Deferred income taxes	459	1,210	(7,847)	(393)
Tax benefit of exercise of stock options	—	315	2,988	—
Changes in operating assets and liabilities:
Notes and accounts receivable - net	(294)	(126)	(97)	(187)
Inventories	(84)	89	(252)	16
Prepaid expenses and other current assets	(2,055)	72	452	(1,111)
Income taxes receivable / payable	(188)	(1,415)	(1,701)	—
Other assets	(57)	92	(150)	154
Accounts payable	3,523	552	1,080	3,377
Accrued salaries and vacation	2,495	(1,008)	5,379	(5,451)
Accrued insurance	1,894	1,045	146	100
Other accrued expenses and current and noncurrent liabilities	712	1,512	22,948	2,421

Net cash provided by operating activities	26,912	21,651	35,892	75

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	1,394	1,316	1,363	—
Purchase of other assets	—	—	(1,086)	—
Purchase of franchise restaurants—net of cash acquired	(1,288)	(2,421)	—	—
Purchase of property	(10,974)	(12,428)	(13,270)	(2,891)
Acquisition of EPL Holdings, Inc., net of $19,591 of cash acquired	—	—	—	(213,841)

Net cash used in investing activities	(10,868)	(13,533)	(12,993)	(216,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	26	—	—	—
Capital contribution	—	—	—	155,525
Redemption of preferred stock	(20,101)	—	—	—
Incurrence of new debt	110,000	39,049	—	253,200
Payment of obligations under capital leases	(1,077)	(1,230)	(1,058)	(193)
Payments on debt	(47,406)	(4,900)	(7,886)	(178,749)
Distribution to EPL Holdings, Inc.	(49,899)	(37,000)	—	—
Deferred financing costs	(5,129)	(3,779)	—	(9,574)

Net cash provided by (used in) financing activities	(13,586)	(7,860)	(8,944)	220,209

See notes to consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.

(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Predecessor			Successor November 18, 2005 to December 28, 2005
	December 31, 2003	December 29, 2004	December 30, 2004 to November 17, 2005
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$2,458	$258	$13,955	$3,552
CASH AND CASH EQUIVALENTS— Beginning of period	2,920	5,378	5,636	—

CASH AND CASH EQUIVALENTS— End of period	$5,378	$5,636	$19,591	$3,552

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest (net of amounts capitalized)	$3,596	$12,132	$6,460	$20,307

Income taxes	$4,662	$197	$65	$—

In 2003, the Company acquired two restaurants from a franchisee as part of a legal settlement for $615,000. The Company received $615,000 of property in exchange for the assumption of $492,000 of debt, the forgiveness of a $98,000 receivable and the assumption of $25,000 of accounts payable.

In 2004, the Company acquired two restaurants from a franchisee for total consideration of $2,400,000.

In November 2005, Chicken Acquisition Corp. acquired EPL Holdings, Inc (the “Acquisition”). The purchase price was $435.9 million and consisted of $213.8 million cash, net of $19.6 million cash acquired, $185.7 million of assumed and refinanced debt, and $16.8 million of contributed stock and options.

During 2005, the Predecessor recorded an $10.5 million deemed distribution to shareholders for expenses assumed on their behalf. The deemed distribution had not been paid at November 17, 2005.

As of December 31, 2003, December 29, 2004, November 17, 2005 and December 28, 2005, the Company had included in accounts payable $139,000, $126,000, $1,247,000 and $783,000, respectively, for the purchase of property and equipment.

As of December 31, 2003, the Company had included in accounts payable $1,394,000 of unpaid deferred financing costs.

See notes to consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.

(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

EPL Intermediate, Inc. (“Intermediate”) and subsidiary (collectively, the “Company”) is a Delaware corporation headquartered in Irvine, California. The Company’s activities are performed principally through its subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco. The restaurants, which are located principally in California but also in Texas, Nevada, Arizona and Illinois, specialize in flame-grilled chicken in a wide variety of contemporary Mexican-influenced entrees, including specialty chicken burritos, chicken quesadillas, chicken tortilla soup, Pollo Bowls and Pollo Salads. At December 28, 2005, the Company operated 142 (123 in the greater Los Angeles area) and franchised 191 (123 in the greater Los Angeles area) El Pollo Loco restaurants. The Company is a wholly owned subsidiary of EPL Holdings, Inc. (“Holdings”).

As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. Intermediate has no independent assets or operations; Intermediate’s guarantee of EPL’s 11 3/4% Senior Notes due 2013 is full and unconditional and Intermediate has no subsidiaries other than EPL. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and currently has restrictions that limit distributions or dividends to be paid by EPL to Intermediate.

2. ACQUISITION OF THE COMPANY

On September 27, 2005, Holdings entered into a stock purchase agreement (the “Stock Purchase Agreement”) among Chicken Acquisition Corp. (“CAC”), Holdings, Intermediate, EPL, the equity holders of Holdings, and American Securities Capital Partners, L.P. (“ASCP”). Pursuant to the Stock Purchase Agreement, CAC, an affiliate of Trimaran Fund II, L.L.C., agreed to purchase (the “Acquisition”) all of Holdings’ issued and outstanding common stock (other than certain shares exchanged by existing shareholders, including management, representing approximately 7.3% of Holdings). On November 18, 2005, Holdings, CAC, and the other parties to the Stock Purchase Agreement completed the Acquisition. The Company prior to the Acquisition is referred to as the “Predecessor” and after the Acquisition is referred to as the “Successor.”

The Acquisition was accounted for as purchase of Holdings by CAC in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The aggregate purchase price was $435.9 million, consisting of $204.5 million of cash, net of $19.6 million cash acquired, $16.8 million of stock and options in Holdings, $9.3 million of direct acquisition costs (which included $7.0 million paid to Trimaran Management, LLC, an entity related to CAC, for services performed and expenses incurred in connection with the Acquisition), and $185.7 million of debt that was refinanced or assumed in connection with the Acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of Acquisition. The purchase price allocation was based on estimates of the fair value of the assets acquired and liabilities assumed as determined by an independent valuation company. The valuation is being finalized. The final determination of the fair value of assets acquired and liabilities assumed and final allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocation are expected to be finalized during fiscal 2006.

(in thousands)
Current assets	$31,213
Property	68,424
Other assets	2,282
Intangible assets, net	125,405
Goodwill	272,204

Total assets acquired	499,528

Current liabilities	25,379
Other liabilities	38,296

Total liabilities assumed	63,675

Net assets acquired	435,853

The net intangible assets consist of a $120.7 million domestic trademark, a $8.0 million franchise network and a net unfavorable lease intangible liability of $3.3 million.

The following pro forma information presents the Company’s results of operations for the year ended December 29, 2004 as if the Acquisition had occurred at the beginning of fiscal 2004 and for the period ended December 28, 2005 as if the acquisition had occurred at the beginning of fiscal 2005 (in thousands).

	December 29, 2004	December 28, 2005
Total operating revenue	$219,036	$237,197
Pro forma net loss	$(4,846)	$(2,443)

The following transactions occurred in connection with the Acquisition and are reflected in the Successor’s consolidated financial statements:

•	a cash investment made by CAC totaling $155.5 million

•	a contribution of shares and options of Holdings with a fair value of $16.8 million

•	the execution of a credit agreement governing new senior secured credit facilities providing for a $104.5 million term loan, drawn at closing, and a $25.0 million revolving credit facility, of which $2.8 million was drawn down at closing (see further description below)

•	$123.4 million received related to the issuance and sale of $125.0 in aggregate principal amount at maturity 11 3/4% senior notes (see description of 2013 Notes below)

•	$22.5 million received related to the issuance and sale of $39.3 million in aggregate principal amount at maturity 14.5% senior discount notes (see description of 2014 Notes below)

•	$9.6 million of deferred financing fees incurred in connection with the borrowings described above

The following activities occurred with respect to the existing indebtedness of the Predecessor and its subsidiary that was refinanced by the Successor and its subsidiary:

•	In October 2005, EPL commenced a tender offer to purchase for cash any and all outstanding 9 1/4% Senior Secured Notes due 2009 (the “2009 Notes”), and Intermediate commenced a tender offer to purchase for cash any and all outstanding 12 1/2% Senior Discount Notes due 2010 (the “2010 Notes”). EPL and Intermediate also solicited consents to amend the indentures governing the 2009 and 2010 Notes to eliminate substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indentures. As of December 28, 2005, all of the 2010 Notes have been purchased for cash, and all except for $250,000 in aggregate principal amount of the 2009 Notes have been purchased for cash. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures have been eliminated.

•	On November 18, 2005, EPL Intermediate Finance Corp., a Delaware corporation (“Intermediate Finance”) issued $39,342,000 aggregate principal amount at maturity of

14 1/2% Senior Discount Notes due 2014 (the “2014 Notes”). Intermediate Finance merged with and into Intermediate, with Intermediate surviving the merger and assuming Intermediate Finance’s obligations under the notes and the related indenture. On November 18, 2005, EPL Finance Corp., a Delaware corporation (“EPL Finance”), issued $125,000,000 aggregate principal amount at maturity of 11 3/4% Senior Notes due 2013 (the “2013 Notes”). The 2013 Notes are guaranteed by Intermediate. EPL Finance merged with and into EPL, with EPL surviving the merger and assuming EPL Finance’s obligations under the notes and the related indenture.

•	On November 18, 2005, EPL entered into senior secured credit facilities with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The senior secured credit facilities provide for an $104.5 million term loan and $25.0 million in revolving availability. In connection therewith, EPL’s prior credit facility with SunTrust Bank was paid off in full.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Company’s fiscal year end is the last Wednesday of the calendar year, which in 2003 was December 31, 2003, in 2004 was December 29, 2004 and in 2005 was December 28, 2005. The accompanying consolidated balance sheets present the Company’s financial position as of December 29, 2004 and December 28, 2005. The accompanying consolidated statements of operations and comprehensive (loss) income, stockholder’s equity (deficiency) and cash flows present the 53 week period ended December 31, 2003, the 52 week period ended December 29, 2004, the Predecessor period from December 30, 2004 to November 17, 2005 and the Successor period from November 18, 2005 to December 28, 2005.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

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

The estimated useful service lives are as follows:

Buildings	30 years

Land improvements	3–30 years

Building improvements	3–10 years

Restaurant equipment	3–10 years

Other equipment	2–10 years

Leasehold improvements	Estimated useful life limited by the lease term

The Company capitalizes certain costs in conjunction with site selection that relate to specific sites for planned future restaurants. The Company also capitalizes certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to operations. The Predecessor capitalized $250,000, $125,000 and $69,000 of internal costs related to site selection and construction activities during the years ended December 31, 2003 and December 29, 2004, and the period from December 30, 2004 to November 17, 2005, respectively. The Predecessor also capitalized $57,000, $95,000 and $84,000 of interest expense during the years ended December 31, 2003 and December 29, 2004, and the period from December 30, 2004 to November 17, 2005, respectively. The Successor capitalized $16,000 and $106,000, respectively, of internal costs related to site selection and construction, and to interest expense during the period from November 18, 2005 to December 30, 2005.

Goodwill and Other Intangible Assets—Net—Intangible assets consist primarily of goodwill and the value allocated to the Company’s trademarks, franchise network and favorable and unfavorable leasehold interests. Goodwill represents the excess of cost over fair value of net identified assets acquired in business combinations accounted for under the purchase method. Goodwill results principally from the acquisition of Holdings by CAC for the Successor period and the acquisition of Holdings by an affiliate of American Securities Capital Partners, L.P. in 1999 for the Predecessor periods.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize its goodwill and certain intangible assets with an indefinite life, including domestic trademarks. The Company performs its impairment test annually at its fiscal year end, or more frequently if impairment indicators arise. No impairment was recorded during the Predecessor years ended December 31, 2003 and December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005, or the Successor period November 18, 2005 to December 28, 2005.

Intangible assets and liabilities with a definite life are amortized using the straight-line method over their estimated useful lives as follows:

Franchise network	17.5 years
Favorable leasehold interests	1 to 18 years (remaining lease term)
Unfavorable leasehold interests	1 to 20 years (remaining lease term)

Deferred Financing Costs—Deferred financing costs are recorded at cost and amortized using the effective interest method over the terms of the related notes. Deferred financing costs are included in other assets and the related amortization is reflected as a component of interest expense in the accompanying consolidated financial statements.

Impairment of Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. If the Company concludes that the carrying value of such assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded. There was no impairment during the year December 31, 2003. During the year ended December 29, 2004, the Company recorded an impairment charge for property of approximately $0.6 million for one under-performing company-operated store that will continue to be operated. The Predecessor also recorded an impairment charge of approximately $1.0 million for the period December 30, 2004 to November 17, 2005 for two under-performing Predecessor-operated restaurants that will continue to be operated. There was no impairment recorded by the Successor.

Insurance Reserves—The Company is responsible for workers’ compensation insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims, both reported and incurred but not reported, based on historical claims experience and other estimated assumptions.

Restaurant and Franchise Revenue—Revenues from the operation of Company-operated restaurants are recognized as products are delivered to customers. Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, and rental income for leases and subleases to franchisees. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are reported by the franchisees. Initial franchise and license fees are recognized when all material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Initial fees during the Predecessor years ended December 31, 2003 and December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005 totaled $419,000, $443,000, $277,000 and $0, respectively.

Advertising Costs—Production costs for radio and television commercials are initially capitalized and then fully expensed when the commercials are first aired. Advertising expense, which is a component of other operating expenses, was $7,492,000, $8,249,000, $8,056,000 and $291,000 for the Predecessor years ended December 31, 2003 and December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005, respectively, and is net of $8,120,000, $9,009,000, $9,093,000 and $1,055,000, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ gross sales as reimbursement for advertising, public relations and promotional services the Company provides. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $279,000 and $264,000 for the Predecessor at December 31, 2003 and December 29, 2004, respectively, and were $911,000 for the Successor at December 28, 2005. Pursuant to the Company’s Uniform Franchise Offering Circular, in market areas in which the Company and franchisees both operate restaurants (the “Designated Market Area”), the Company is required to spend from 4% to 5% of the Company’s Designated Market Area restaurants’ gross sales on advertising, public relations and promotional services. At December 28, 2005, the Company was obligated to spend an additional $788,000 in future periods to comply with this requirement.

Preopening Costs—Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred.

Franchise Area Development Fees—The Company receives area development fees from franchisees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open. Unrecognized area development fees totaled $360,000 and $770,000 at December 29, 2004 and December 28, 2005, respectively, and are included in other noncurrent liabilities in the accompanying consolidated financial statements.

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

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company does not have any derivative financial instruments as of December 28, 2005.

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

Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income for the years ended December 31, 2003 and December 29, 2004, the Predecessor’s net loss for the period December 30, 2004 to November 17, 2005 and the Successor’s net loss for the period November 18, 2005 to December 28, 2005 would have been impacted as shown in the following table (in thousands):

	Predecessor			Successor
	Years ended		December 30, 2004 to November 17, 2005	November 18, 2005 to December 28, 2005
	December 31, 2003	December 29, 2004
Net income (loss)—as reported	$7,370	$1,315	$(11,193)	$(588)
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards—net of related tax effects	187	185	139	43

Pro forma net income (loss)	$7,183	$1,130	$(11,332)	$(631)

The fair value of each option grant is estimated on the date of grant using the minimum value method, with the following assumptions used in 2003, 2004 and 2005: risk-free interest rate of 3.46%, 3.93% and 4.34%, respectively; expected volatility of 0% for each of the three years; an expected option life of 7.5 years for each of the three years; and no expected dividends for each of the three years.

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

Reclassifications— Certain reclassifications have been made to fiscal year 2004 balances to conform to the fiscal year 2005 presentation.

Recent Accounting Changes— In October 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP 13-1 applies to reporting periods beginning after December 15, 2005. Retrospective application in accordance with FASB SFAS No. 154 “Accounting Changes and Error Corrections”, is permitted but not required. We do not believe that the adoption of FSP 13-1 will have a significant impact on the Company’s financial position or results of operations.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. This EITF addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. This EITF is effective for leasehold improvements that are purchased or acquired after June 29, 2005. The adoption of this EITF did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, and that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a significant impact on its financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 was not material to the Company’s financial statements for any of the years or periods presented.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The standard is effective for the Company beginning with the first quarter of fiscal 2006. Because the Company used the minimum value method for its pro forma disclosures under SFAS 123, SFAS 123(R) will apply prospectively to newly issued stock options. Existing options will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date. Net income will be reduced as a result of the recognition of the fair value of all newly issued stock options, which is contingent upon the number of future options granted and other variables.

4. SALE AND ACQUISITIONS OF RESTAURANTS

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

In April 2004, the Company acquired the assets of two previously franchised restaurants. The purchase price of $2,421,000 consisted of cash and was allocated as follows: property, $1,330,000 and goodwill, $1,091,000. Results of operations of these restaurants are included in the Company’s financial statements beginning April 2004. In September 2004, the Company sold two restaurants to a franchisee for a total of $1,020,000. These restaurants had an aggregate net book value of $608,000, and after selling expenses of $127,000, the Company realized a $285,000 gain that is included in other operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

The pro forma effects of the Company’s acquisitions on its historical results of operations are not material.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	Predecessor December 29, 2004	Successor December 28, 2005
Prepaid rent	$1,267	$1,288
Other	1,263	1,901

	$2,530	$3,189

6. PROPERTY

The costs and related accumulated depreciation and amortization of major classes of property as of December 29, 2004 and December 28, 2005 are as follows (in thousands):

	Predecessor December 29, 2004	Successor December 28, 2005
Property owned:
Land	$7,643	$12,794
Buildings and improvements	61,346	30,271
Other property and equipment	30,985	17,885
Construction in progress	1,376	9,034

	101,350	69,984
Accumulated depreciation and amortization	(41,881)	(863)

Property owned—net	$59,469	$69,121

Property held under capital leases	$9,911	$2,241
Accumulated amortization	(5,277)	(55)

Property held under capital leases—net	$4,634	$2,186

Property held under capital leases consists principally of buildings and improvements. The total depreciation and amortization expense for property for the periods ended December 31, 2003, December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005 was approximately $11,049,000, $11,881,000, $11,364,000 and $1,085,000 respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Consistent with the provisions of SFAS No. 142, the Company ceased amortization of goodwill and domestic trademarks in 2002.

Changes in goodwill consist of the following (in thousands):

	Predecessor		Successor
	2004	December 30, 2004 to November 17, 2005	November 18, 2005 to December 28, 2005
Beginning balance	$42,044	43,135	—
Purchase (sale) of franchise restaurants	1,091	(315)	—
Purchase of the Company by CAC (See Note 2)	—	—	272,204

Ending balance	43,135	42,820	272,204
Accumulated amortization	(4,146)	(4,146)	—

Goodwill—net	$38,989	38,674	272,204

Other intangible assets consist of the following (in thousands):

	Predecessor December 29, 2004	Successor December 28, 2005
International trademark	$1,000	$—
Accumulated amortization	(833)	—

	167	—

Franchise network	23,000	8,000
Accumulated amortization	(5,750)	(53)

	17,250	7,947

Operating agreements	800	—
Accumulated amortization	(200)	—

	600	—

Favorable leasehold interest - net	—	5,751

Other intangible assets—net	$18,017	$13,698

Unfavorable leasehold interest—net	$(5,012)	$(9,037)

Other intangible liabilities—net	$(5,012)	$(9,037)

Favorable leasehold interest represents the asset in excess of the approximate fair market value of the leases assumed as of November 18, 2005, the date of acquisition of EPL. The amount is being reduced over the approximate average life of the leases.

Unfavorable leasehold interest liability represents the liability in excess of the approximate fair market value of the leases assumed as of November 18, 2005, the date of the acquisition of EPL. The amount is being reduced over the approximate average life of the leases.

Amortization expense for international trademark was $167,000, $167,000 and $150,000 for the Predecessor years ended December 31, 2003 and December 29, 2004, and the Predecessor period December 30, 2004 to November 17, 2005, respectively. Amortization expense for franchise network was $1,150,000, $1,150,000, $1,034,000 and $53,000 for the Predecessor years ended December 31, 2003 and December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005, respectively. Amortization expense for operating agreements was $40,000, $40,000 and $36,000 for the Predecessor years ended December 31, 2003 and December 29, 2004, and the Predecessor period December 30, 2004 to November 17, 2005, respectively.

The estimated amortization expense for the Company’s amortizable intangible assets and liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31
2006	$1,436
2007	1,480
2008	1,537
2009	1,534
2010	1,409

8. OTHER ASSETS

Other assets consist of the following (in thousands):

	Predecessor December 29, 2004	Successor December 28, 2005

Deferred financing costs - net	7,426	9,422
Other	613	2,132

	$8,039	$11,554

Amortization expense for deferred financing costs was $1,814,000, $1,536,000, $7,426,000 and $152,000 for the years ended December 31, 2003 and December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005, respectively.

9. LEASES

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

Information regarding the Company’s activities as a lessee at December 28, 2005 is as follows (in thousands):

	Capital Leases		Operating Leases
Year Ending December 31	Minimum Lease Payments	Minimum Sublease Rentals	Minimum Lease Payments	Minimum Sublease Rentals

2006	$2,044	$1,012	$14,205	$1,684
2007	1,935	949	13,748	1,572
2008	1,601	783	11,840	1,202
2009	984	531	10,010	848
2010	635	240	8,544	380
Subsequent years	2,924	631	59,221	864

Total	10,123	$4,146	$117,568	$6,550

Less imputed interest	3,648
Present value of capital lease obligations	6,475
Less current maturities	(1,264)

Noncurrent portion	$5,211

Net rent expense for the Predecessor years ended December 31, 2003 and December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005 is as follows (in thousands):

	Predecessor			Successor
	Years Ended		December 30, 2004 to November 17, 2005	November 18, 2005 to December 28, 2005
	December 31, 2003	December 29, 2004
Base rent	$14,320	$14,546	$13,315	$1,561
Contingent rent	254	342	420	42
Less sublease income	(4,106)	(4,097)	(3,860)	(345)

Net rent expense	$10,468	$10,791	$9,875	$1,258

Base rent and contingent rent are included in other operating expenses, while sublease income is included in franchise revenue in the accompanying consolidated statements of operations and comprehensive income (loss). Sublease income includes contingent rental income of $1,434,000, $1,623,000, $1,700,000 and $154,000 for the years ended December 31, 2003 and December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005, respectively.

In addition to the sublease income described above, the Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under noncancelable leases with terms ranging from 5 to 11 years. The lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or gross revenues. Total rental income, included in franchise revenue in the accompanying consolidated statements of operations and comprehensive income (loss), for leased property was $326,000, $342,000, $346,000 and $38,000 for the years ended December 31, 2003 and December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005, respectively.

Minimum future rental income under noncancelable operating leases in effect as of December 28, 2005 is as follows (in thousands):

Year Ending December 31
2006	$290
2007	290
2008	291
2009	303
2010	234
Thereafter	679

Total future minimum rental income	$2,087

10. PREDECESSOR DEBT

In December 2003, EPL issued the 2009 Notes, consisting of $110,000,000 of senior secured notes accruing interest at 9.25% per annum, due 2009. In March 2004, EPL Intermediate, Inc. issued the 2010 Notes, consisting of $70.0 million in aggregate principal amount at maturity of 12 1/2% senior discount notes due 2010. In October 2005, EPL and Intermediate commenced tender offers to purchase all outstanding 2009 Notes and 2010 Notes (collectively, the “Notes”), respectively; concurrently, EPL and Intermediate solicited consents to amend the indentures governing the Notes to eliminate substantially all of the restrictive covenants and certain events of default and to modify other provisions contained in the indentures. As of December 28, 2005, all of the Notes, with the exception of $250,000 of 2009 Notes, have been purchased. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures have been eliminated.

The Predecessor’s notes payable, which consisted of approximately $7.3 million due to SunTrust Bank (“SunTrust”) at December 29, 2004, were repaid in 2005. SunTrust continues to be the issuing bank with respect to certain of the Company’s letters of credit totaling $7,973,000.

11. SENIOR UNSECURED NOTES PAYABLE

On November 18, 2005, EPL Finance issued the 2013 Notes, consisting of $125,000,000 aggregate principal amount of 11 3/4% senior notes due 2013 in a private placement. Interest is payable in May and November beginning May 15, 2006. The 2013 Notes are unsecured, are guaranteed by Intermediate, and may be redeemed, at the discretion of the issuer, after November 15, 2009.

EPL Finance merged with and into EPL, with EPL surviving the merger and assuming EPL Finance’s obligations under the 2013 Notes and the related indenture. The indenture contains certain provisions which may prohibit EPL’s ability to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items.

In connection with the issuance of the 2013 notes, EPL agreed to file a registration statement within 150 days after the issuance of the 2013 Notes, enabling holders to exchange the privately placed 2013 Notes for publicly registered notes with, subject to limited exceptions, identical terms.

EPL incurred direct costs in connection with this offering. These costs have been capitalized and are included in other assets in the accompanying balance sheets. The Company used the proceeds from the 2013 Notes to purchase substantially all of the outstanding 2009 Notes.

As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the EPL Intermediate, Inc. PIK Notes (see Note 13) have restrictions that limit distributions or dividends to be paid by EPL to the Company. Conditions that would allow for distributions or dividends to be made include compliance with a Fixed Charge Coverage Ratio test (as defined) and cash received from the proceeds of new equity contributions. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances. Furthermore, subject to certain restrictions, EPL is permitted under the terms of EPL’s senior secured credit facilities and the indenture governing the 2013 Notes and EPL Intermediate, Inc. PIK Notes to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by EPL.

12. NOTES PAYABLE TO MERRILL LYNCH, BANK OF AMERICA, ET AL AND REVOLVING CREDIT FACILITY

On November 18, 2005, EPL entered into senior secured credit facilities (the “Credit Facility”) with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The Credit Facility provides for an $104.5 million term loan and $25.0 million in revolving availability. Of this senior secured revolving credit facility, EPL drew down $2.8 million and issued $8.1 million of letters of credit to replace existing letters of credit. Future principal payments under the new term loan at December 28, 2005 are as follows (in thousands).

Year Ending December 31
2006	$1,045
2007	1,045
2008	1,045
2009	1,045
2010	1,045
Thereafter	99,275

$104,500

The Credit Facility bears interest, payable quarterly, at a Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin is based on EPL’s financial performance, as defined. The applicable margin rate was 3.00% with respect to LIBOR and 2.00% with respect to Base Rate advances and thereafter ranges from: 2.75% to 2.25% with respect to LIBOR advances and 1.75% to 1.25% with respect to Base Rate advances. The effective rate at December 28, 2005 was 7.56%. The Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of the Company, a first priority pledge by the Company of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets. In addition, the Credit Facility is guaranteed by the Company and Holdings. The Credit Facility matures on November 18, 2011.

13. EPL INTERMEDIATE, INC. PIK NOTES

On November 18, 2005, Intermediate Finance issued the 2014 Notes, consisting of $39,342,000 aggregate principal amount at maturity of 14 1/2% senior discount notes due 2014 (the “2014 Notes”) in a private placement. Intermediate Finance merged with and into Intermediate, with Intermediate surviving the merger and assuming Intermediate Finance’s obligations under the notes and the related indenture. The indenture restricts the ability of Intermediate and its subsidiaries to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items. The indenture also limits the ability of EPL or other subsidiaries to make dividend or other payments to Intermediate and for Intermediate to make payments to Holdings (see Note 11).

At December 28, 2005, the Company had $22,889,000 outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39,342,000 at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014.

The 2014 Notes are effectively subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries. The 2014 Notes are unsecured and are not guaranteed. If any of the 2014 Notes are outstanding at May 15, 2011, the Company is required to redeem for cash a portion of each note then outstanding at 104.5% of the accreted value of such portion of such note, plus accrued and unpaid interest. Additionally, the Company may, at its discretion, redeem any or all of the 2014 Notes, subject to certain provisions.

In connection with the issuance of the 2014 notes, the Company agreed to file a registration statement within 150 days after the issuance of the 2014 Notes, enabling holders to exchange the privately placed 2014 Notes for publicly registered notes with, subject to limited exceptions, identical terms.

Intermediate incurred direct costs in connection with this offering. These costs have been capitalized and are included in other assets in the accompanying balance sheets.

14. OTHER NOTES PAYABLE

All of the other notes payable were repaid in 2005.

Other notes payable consist of the following (in thousands):

	Predecessor December 29, 2004	Successor December 28, 2005
Notes payable to financial institutions, collateralized by related assets, interest rates ranging from 8.0% to 12.2%, principal and interest payable monthly, maturing over various terms through 2017	$1,587	$—

Loan payable for the purchase of international trademark rights, uncollateralized, imputed interest rate of 13%, payable in annual installments, due August 2005	220	—

Other notes payable, collateralized by related assets, some non-interest bearing and others with interest rates ranging from 3.9% to 10.9%, principal and interest payable monthly, maturing over various terms through 2005	5	—

	1,812	—
Less current portion	(619)	—

Noncurrent portion	$1,193	$—

15. DERIVATIVE INSTRUMENT—INTEREST RATE SWAP

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

16. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	Predecessor December 29, 2004	Successor December 28, 2005
Accrued sales and property taxes	$1,812	$2,230

Other	965	1,453

	$2,777	$3,683

17. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	Predecessor December 29, 2004	Successor December 28, 2005
Closed restaurant reserve	674	460

Deferred rent	4,726	1,659

Other	660	1,484

	$6,060	$3,603

Closed restaurant reserve represents the net present value of expected future cash outflows for leases for which the Company currently has no operations; the reserves relate exclusively to lease liabilities acquired in connection with the Successor’s and Predecessor’s purchases of EPL in 2005 and 1999, respectively. Decreases in the closed restaurant reserve include payments of the liability, additions of new subleases and changes in estimates regarding the increased collectibility of future rental income. Increases in the closed restaurant reserve include changes in estimates regarding the decreased collectibility of future rental income. Additions of new subleases and estimates regarding the increased collectibility of future rental income are reflected as reductions of goodwill. Changes in estimates regarding decreased collectibility of future rental income are reflected as expense. The net changes in the closed restaurant reserve for the Predecessor year ended December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005 were $200,000, $199,000 and $27,000, respectively.

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

18. INCOME TAXES –

The provision for income taxes is based on the following components (in thousands):

	Predecessor			Successor
	Year Ended December 31, 2003	Year Ended December 29, 2004	December 30, 2004 to November 17, 2005	November 18, 2005 to December 28, 2005
Current income taxes:

Federal	$3,782	$(988)	$(467)	$0

State	722	(194)	663	0

	4,504	(1,182)	196	0

Deferred income taxes:

Federal	159	1,195	(5,524)	(307)

State	269	15	(2,323)	(86)

	428	1,210	(7,847)	(393)

	$4,932	$28	$(7,651)	$(393)

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to income before provision for income taxes is as follows (in thousands):

	Predecessor			Successor
	Year Ended December 31, 2003	Year Ended December 29, 2004	December 30, 2004 to November 17, 2005	November 18, 2005 to December 28, 2005
Provision for income taxes at statutory rate	$4,433	$490	$(6,595)	$(343)

State income taxes—net of federal income tax benefit	672	(116)	(1,079)	(55)

Release of income tax contingency	—	(420)	—

Other	(173)	(74)	23	5

	$4,932	$28	$(7,651)	$(393)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The Company’s deferred income tax assets and liabilities consist of the following (in thousands):

	Predecessor	Successor
	December 29, 2004	December 28, 2005
Negative leasehold liability	$2,197	$1,489

Capital leases	916	1,462

Accrued vacation	567	628

Accrued bonus	1,026	966

Deferred rent	2,072	727

Accrued workers’ compensation	1,284	1,441

Enterprise zone and other credits	209	208

State taxes	48	2,217

Net operating losses	—	8,789

Other	298	243

Deferred income tax assets	8,617	18,170

Other identifiable intangibles	(5,542)	(47,860)

Prepaid expense	(1,345)	(1,446)

Basis difference in fixed assets	(2,089)	(1,659)

Other	(69)	(68)

Deferred income tax liabilities	(9,045)	(51,033)

Net deferred income tax liability	$(428)	$(32,863)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will be realized.

As of December 28, 2005, the Successor has federal and state net operating loss carryforwards of approximately $18,574,000 and $25,888,000, respectively, which expire beginning in 2025 and 2015, respectively. The Successor also has state enterprise zone credits of approximately $208,000 which carryforward indefinitely.

The utilization of net operating loss carryforward may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

19. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 15% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions up to 3% of the employees’ annual qualified compensation. The Company’s matching contribution vests ratably over three years. The Company’s contributions to the plan for the Predecessor years ended December 31, 2003 and December 29, 2004 and the Predecessor period December 30, 2004 to November 17, 2005, and the Successor period November 18, 2005 to December 28, 2005, were approximately $227,000, $239,000, $259,000 and $34,000, respectively.

20. STOCK OPTIONS

As of December 31, 2003, December 29, 2004 and November 17, 2005, options to purchase 103,500, 84,117 and 34,641 shares, respectively, of common stock of Holdings at the fair value of the shares at the date of grant were outstanding. As of December 28, 2005, options to purchase 277,608 shares of common stock of CAC at the fair value of the shares at the date of grant were outstanding. Included in that amount are 81,835 options that are fully vested; the remaining options vest 100% on the seventh anniversary of the grant date, 100% upon sale of Holdings by Trimaran if certain conditions are met, or partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the seventh anniversary of the grant date.

Changes in stock options for the Predecessor years ended December 31, 2003 and December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005 are as follows:

Predecessor	Shares	Weighted-Average Exercise Price	Options Exercisable
Outstanding—December 25, 2002	97,000	$37.18	38,200
Grants (weighted-average fair value of $16.77 per share)	7,500	$27.79
Canceled	(1,000)	$24.35

Outstanding—December 31, 2003	103,500	$29.06	47,671
Grants (weighted-average fair value of $14.51 per share)	7,500	$47.30
Exercised	(23,904)	$8.27
Canceled	(2,979)	$18.36

Outstanding—December 29, 2004	84,117	$15.96	31,800
Grants (weighted-average fair value of $12.28 per share)	1,250	$36.56
Exercised	(50,476)	$20.26
Canceled	(250)	$17.61

Outstanding—November 17, 2005	34,641	$20.72	34,641

Successor
Outstanding—November 18, 2005	—		$—
Converted from Holdings options (1)	81,835	$8.75
Grants (weighted-average fair value of $29.56 per share)	195,773	$86.43

Outstanding—December 28, 2005	277,608	$63.53	81,835

(1)	At the date of the Acquisition all previously outstanding options became fully vested. Existing option holders were allowed to exchange all or a portion of their Holdings’ options for CAC options. The CAC options received had the same intrinsic value as the Holdings’ option that they relinquished. These options were included as a portion of purchase consideration in the Acquisition.

Outstanding stock options at December 28, 2005 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.98	17,694	4.13	$2.98	17,694	$2.98
$7.56	24,026	5.29	$7.56	24,026	$7.56
$9.68-$11.77	33,369	6.70	$10.67	33,369	$10.67
$15.48-$20.60	6,746	8.85	$18.59	6,746	$18.59
$86.43	195,773	9.9	$86.43	0	$0.00

	277,608	8.7	$63.53	81,835	$8.75

21. COMMITMENTS AND CONTINGENCIES

On or about April 16, 2004, two former employees and one current employee filed a class action suit in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The complaint was served on EPL on April 19, 2004. The court has ordered the class action stayed pending the arbitration of one of the named putative class plaintiffs as a result of his execution of a mandatory arbitration agreement with EPL. While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, the Company cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. If a class were ultimately certified, any settlement of or judgment arising from such lawsuit could be material, and the Company cannot give any assurance that the Company would have the resources available to pay such settlement or judgment.

On or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against EPL in the Superior Court of the State of California, County of Los Angeles. This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. EPL was served with this complaint on December 16, 2005. The court has ordered that the case be deemed complex and assigned it to the complex litigation panel. While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, the Company cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could have an adverse material impact.

On June 14, 2005, the American Disability Institute, a non-profit Pennsylvania corporation, on behalf of itself and all others similarly situated, Orlando Hardy, Jr. and Joann Montes, filed a purported class action complaint against EPL in the United States District Court, Central District of California, Western Division. This action alleged violations of the Americans With Disabilities Act of 1990, the Unruh Civil Rights Act in California and the California Disabled Persons Act, based on, among other things, denying plaintiffs full and equal access and accommodations to our facilities. Plaintiffs’ requested remedies included certification of the class, injunctive relief, statutory damages and reasonable attorneys’ fees and costs. The parties entered into a confidential settlement agreement dated February 1, 2006, which agreement provided, among other things, for a lump sum payment to the plaintiffs.

The contractual rights to use the name El Pollo Loco® and certain related trademarks and intellectual property in Mexico were assigned to EPL in 1996, pursuant to an agreement between EPL and a company controlled by Jose Francisco Ochoa, the founder of the first El Pollo Loco restaurant in Mexico and the United States. As consideration for the assignment of such rights, EPL agreed, subject to the terms and conditions of the agreement, to use commercially reasonable efforts to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant that EPL develops. On March 31, 2004, EPL-Mexico filed suit against EPL in state court in Laredo, Texas alleging, among other things, that EPL breached its agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco® in Mexico should revert to EPL-Mexico. EPL-Mexico also initiated an “amparo” proceeding, which is an administrative challenge under Mexican law, to EPL’s ownership of the trademarks before the Mexican Intellectual Property Institute. This proceeding was resolved in favor of EPL by Mexico’s Supreme Court of Justice of the Nation. EPL successfully removed the Texas action to federal court and EPL has filed a counterclaim against EPL-Mexico to defend its rights to the trademarks in Mexico. The Company believes that EPL-Mexico’s claims are without merit and that, based on the rights we possess pursuant to the agreement, EPL possesses adequate legal and contractual rights to use the intellectual property in question in Mexico. However, failure to prevail in this action could result in the loss of EPL’s ownership in Mexico of the El Pollo Loco trademarks and intellectual property at issue, which could affect the EPL brand in the United States and elsewhere.

The Company is also involved in various other claims and legal actions that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial position, results of operations, liquidity and capital resources. A significant increase in the number of these claims or an increase in amounts owing under successful claims could materially adversely affect the Company’s business, financial condition, results of operation and cash flows.

22. RELATED PARTY TRANSACTIONS

Until November 18, 2005, EPL was a party to a Management Consulting Agreement with American Securities Capital Partners, L.P., which is an affiliate of the former majority owner of EPL Holdings, Inc., pursuant to which ASCP provided EPL with certain management services. The annual fee for ASCP’s services was approximately $400,000 plus its reasonable expenses. During the fiscal years ended December 31, 2003 and December 29, 2004 and the Predecessor period from December 30, 2004 to November 17, 2005, $439,000, $492,000 and $435,000, respectively, were expensed and paid to ASCP for managerial services and expenses. EPL is currently a party to a Management Consulting Agreement with Trimaran Fund II, L.L.C. (“Trimaran”), an affiliate of the majority owner of EPL Holdings, Inc., with annual fees of approximately $500,000 plus reasonable expenses. During fiscal year ended December 28, 2005, $59,000 was expensed and paid to Trimaran. These amounts are included in other operating expenses in the accompanying consolidated statements of income and comprehensive income.

The Company had receivables (payables) from affiliates of $218,000 and $(25,000) as of December 29, 2004 and December 28, 2005, respectively.

23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial data for the periods ended as indicated (in thousands):

For the Successor period from November 18, 2005 to December 28, 2005:

	Successor
	2005
	1st	2nd	3rd	4th
Operating revenue	$-	$-	$-	$26,269
Operating income	-	-	-	2,404
Income (loss) before provision for income taxes	-	-	-	(981)
Net income (loss)	-	-	-	(588)

For the Predecessor period from December 30, 2004 to November 17, 2005:
	Predecessor
	2005
	1st	2nd	3rd	4th
Operating revenue	$54,670	$61,166	$61,561	$33,531
Operating income (loss)	4,930	6,971	8,296	(315)
Income (loss) before provision for income taxes	194	2,206	3,559	(24,803)
Net income (loss)	115	1,446	2,100	(14,854)

For the Predecessor year ended December 29, 2004:
	Predecessor
	2004
	1st	2nd	3rd	4th
Operating revenue	$53,841	$55,689	$56,507	$52,999
Operating income	6,315	3,110	5,261	4,682
Income (loss) before provision for income taxes	2,733	(1,733)	386	(43)
Net income (loss)	1,599	(1,040)	840	(84)