Form 10-Q
period 2006-03-29
EPL Intermediate, Inc.
filed 2006-05-12
CIK 1289728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2006

or

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐                              Accelerated Filer ☐                             Non-Accelerated Filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2006, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands)

	DECEMBER 28, 2005	MARCH 31, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,552	$6,352
Notes and accounts receivable--net	2,998	3,397
Inventories	1,372	1,294
Prepaid expenses and other current assets	3,189	4,227
Income taxes receivable	3,825	3,590
Deferred income taxes	1,520	1,520

Total current assets	16,456	20,380

PROPERTY OWNED--Net	69,121	68,799

PROPERTY HELD UNDER CAPITAL LEASES--Net	2,186	1,955

GOODWILL	272,204	276,373

DOMESTIC TRADEMARKS--Net	120,700	120,700

OTHER INTANGIBLE ASSETS--Net	13,698	13,260

OTHER ASSETS	11,554	11,235

TOTAL ASSETS	$505,919	$512,702

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	DECEMBER 28, 2005	MARCH 31, 2006

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$2,775	$—
Current portion of note payable	1,045	1,045
Current portion of obligations under capital leases	1,264	1,264
Accounts payable	10,215	10,030
Accrued salaries	4,184	6,227
Accrued vacation	1,728	1,735
Accrued insurance	3,539	3,541
Accrued interest	2,631	6,125
Accrued advertising	911	978
Other accrued expenses and current liabilities	3,683	3,740
Amounts due to Predecessor stockholders	—	3,825

Total current liabilities	31,975	38,510

NONCURRENT LIABILITIES:
Senior secured notes	250	250
Senior unsecured notes	123,425	123,498
Discount notes	22,889	23,699
Note payable--less current portion	103,455	103,194
Obligations under capital leases--less current portion	5,211	4,921
Deferred income taxes	34,383	34,383
Other intangible liabilities--net	9,037	8,588
Other noncurrent liabilities	3,603	3,952

Total noncurrent liabilities	302,253	302,485

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Common stock, $.01 par value--20,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in-capital	172,279	172,286
Accumulated deficit	(588)	(579)

Total stockholder’s equity	171,691	171,707

TOTAL	$505,919	$512,702

See notes to condensed consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
13 WEEKS ENDED MARCH 31, 2005 AND 2006
(Amounts in thousands)

	Predecessor	Successor

	MARCH 31, 2005	MARCH 31, 2006

OPERATING REVENUE:
Restaurant revenue	$51,159	$59,151
Franchise revenue	3,511	4,017

Total operating revenue	54,670	63,168

OPERATING EXPENSES:
Product cost	16,213	18,965
Payroll and benefits	13,573	14,965
Depreciation and amortization	3,482	2,376
Other operating expenses	16,472	19,728

Total operating expenses	49,740	56,034

OPERATING INCOME	4,930	7,134

INTEREST EXPENSE--Net	4,736	7,119

INCOME BEFORE PROVISION FOR INCOME TAXES	194	15

PROVISION FOR INCOME TAXES	79	6

NET INCOME	$115	$9

See notes to condensed consolidated financial statements.

EPL INTERMEDIATE, INC. (A Wholly Owned Subsidiary of EPL Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) 13 WEEKS ENDED MARCH 31, 2005 AND 2006 (Amounts in thousands)

	Predecessor	Successor

	MARCH 31, 2005	MARCH 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115	$9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and intangible assets	3,482	2,376
Stock-based compensation expense	—	29
Interest accretion	1,218	883
(Gain) loss on disposal of assets	(143)	—
Asset impairment	165	—
Amortization of deferred financing costs	402	325
Amortization of leasehold interest	(374)	(125)
Changes in operating assets and liabilities:
Notes and accounts receivable--net	(277)	(399)
Inventories	59	78
Prepaid expenses and other current assets	(824)	(1,038)
Income taxes receivable / payable	79	235
Other assets	(2)	(5)
Accounts payable	1,046	253
Accrued salaries and vacation	(508)	2,050
Accrued insurance	69	2
Other accrued expenses and current and noncurrent liabilities	2,474	3,967

Net cash provided by operating activities	6,981	8,640

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	483	—
Purchase of property	(2,779)	(2,147)
Payment of acquisition costs	—	(344)

Net cash used in investing activities	(2,296)	(2,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(22)
Payment of obligations under capital leases	(329)	(290)
Payments on debt	(1,018)	(3,036)
Deferred financing costs	—	(1)

Net cash used in financing activities	(1,347)	(3,349)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of EPL Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) 13 WEEKS ENDED MARCH 31, 2005 AND 2006
(Amounts in thousands)

	Predecessor	Successor

	MARCH 31,	MARCH 31,
	2005	2006

INCREASE IN CASH AND CASH EQUIVALENTS	$3,338	$2,800

CASH AND CASH EQUIVALENTS-- Beginning of period	5,636	3,552

CASH AND CASH EQUIVALENTS-- End of period	$8,974	$6,352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--Cash paid during the period for:
Interest (net of amounts capitalized)	$382	$2,565

Income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Unpaid purchases of property and equipment	$670	$438

Recording of amounts due to predecessor stockholders in connection with acquistion	$—	$3,825

See notes to condensed consolidated financial statements.	(concluded)

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

          The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission (the “Commission”) on April 10, 2006.

          The Company uses a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2005, which ended December 28, 2005, and fiscal year 2006, which will end December 27, 2006, are both 52-week fiscal years. For simplicity of presentation, the Company has described the 13-week periods ended March 30, 2005 and March 29, 2006 as March 31, 2005 and 2006, respectively.

          The Company is a wholly-owned subsidiary of EPL Holdings, Inc. (“Holdings”), which is a wholly owned indirect subsidiary of Chicken Acquisition Corp (“CAC”) which is owned by Trimaran Pollo Partners, LLC (the “LLC”). The Company’s activities are performed principally through its wholly owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco.

          The Company adjusted accounts payable and capital expenditures to present the unpaid purchases of property and equipment of $0.7 million in the first quarter of 2005 as a non-cash investing activity in the Consolidated Statements of Cash Flows.

2. Acquisition of the Company

          On September 27, 2005, Holdings entered into a stock purchase agreement (the “Stock Purchase Agreement”) among CAC, Holdings, Intermediate, EPL, the equity holders of Holdings, and American Securities Capital Partners, L.P. (“ASCP”). Pursuant to the Stock Purchase Agreement, CAC, an affiliate of

Trimaran Fund II, L.L.C., agreed to purchase (the “Acquisition”) all of Holdings’ issued and outstanding common stock (other than certain shares exchanged by existing shareholders, including management, representing approximately 7.3% of Holdings). On November 18, 2005, Holdings, CAC, and the other parties to the Stock Purchase Agreement completed the Acquisition. The Company prior to the Acquisition is referred to as the “Predecessor” and after the Acquisition is referred to as the “Successor.”

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

          The purchase price allocation was based on estimates of the fair value of the assets acquired and liabilities assumed as determined by an independent valuation company. The valuation is being finalized. The final determination of assets acquired and liabilities assumed and final allocation of the purchase price may differ from the amounts included in these financial statements. Goodwill was adjusted for various liabilities that were identified during the current period. Adjustments to the purchase price allocation are expected to be finalized during fiscal 2006.

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

The following activities occurred with respect to the existing indebtedness of the Predecessor and its subsidiary that was refinanced by the Successor and its subsidiary:

•

In October 2005, EPL commenced a tender offer to purchase for cash any and all outstanding 9 1/4% Senior Secured Notes due 2009 (the “2009 Notes”), and EPLI commenced a tender offer to purchase for cash any and all outstanding 12 1/2% Senior Discount Notes due 2010 (the “2010 Notes”). EPL and EPLI also solicited consents to amend the indentures governing the 2009 and 2010 Notes to eliminate substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indentures. As of December 28, 2005, all of the 2010 Notes have been purchased for cash, and all except for $250,000 in aggregate principal amount of the 2009 Notes have been purchased for cash. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures have been eliminated.

•

On November 18, 2005, EPL Intermediate Finance Corp., a Delaware corporation (“Intermediate Finance”) issued $39,342,000 aggregate principal amount at maturity of 14 1/2% Senior Discount Notes due 2014 (the “2014 Notes”). Intermediate Finance merged with and into EPLI, with EPLI surviving the merger and assuming Intermediate Finance’s obligations under the notes and the related indenture. On November 18, 2005, EPL Finance Corp., a Delaware corporation (“EPL Finance”), issued $125,000,000 aggregate principal amount at maturity of 11 3/4% Senior Notes due 2013 (the “2013 Notes”). The 2013 Notes are guaranteed by EPLI. EPL Finance merged with and into EPL, with EPL surviving the merger and assuming EPL Finance’s obligations under the notes and the related indenture.

•

On November 18, 2005, EPL entered into senior secured credit facilities with EPLI, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The senior secured credit facilities provide for an $104.5 million term loan and $25.0 million in revolving availability. In connection therewith, EPL’s prior credit facility with SunTrust Bank was paid off in full.

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

4. Stock-Based Compensation

          As of March 31, 2006, options to purchase 292,866 shares of common stock of CAC at the fair value of the shares at the date of grant were outstanding. Included in that amount are 81,540 options that are fully vested; the remaining options vest 100% on the seventh anniversary of the grant date, 100% upon sale of Holdings by Trimaran if certain conditions are met, or partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the seventh anniversary of the grant date.

          In the event of a successful completion of an initial public offering of the Company’s common shares, 50% of the then unvested options to purchase shares of CAC common stock will vest immediately upon consummation of an offering. Those options along with any previously vested options will be converted into options to purchase shares of the Company’s common stock and will remain exercisable in accordance with the terms of the original grant. The other 50% of the then unvested options shall automatically terminate and the optionees shall be entitled to receive grants of the Company’s restricted stock with an aggregate economic value equal to the fair market value (measured at the close of business of the first day of public trading) of the shares of CAC common stock into which the terminated unvested options were exercisable minus the aggregate exercise price of such options.

          In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted the provisions of SFAS 123R on December 29, 2005 using a prospective application. Under the prospective application, SFAS 123R, applies to new awards and any awards that are modified or cancelled subsequent to the date of adoption of SFAS 123R. Prior periods are not revised for comparative purposes. Because the Company used the minimum value method for its pro forma disclosures under SFAS 123, existing options will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date.

          In order to meet the fair value measurement objective, the Company utilizes the Black-Scholes option-pricing model to value compensation expense for share-based awards granted beginning in fiscal 2006 and developed estimates of various inputs including forfeiture rate, expected term life, expected volatility, and interest rate. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term of options granted is derived from both historical and forecasted exercise activity for options granted within a specified date range. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the Company’s employee stock options. Expected volatility is based on the comparative industry entity data. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero for option valuation.

          The weighted-average estimated fair value of employee stock options granted during the 13 weeks ended March 31, 2006 was $43.59 per share using the Black-Scholes model with the following weighted-average assumptions used to value the option grants:

13 weeks ended March 31, 2006

Expected volatility	41%
Expected term life	7.0 years
Forfeiture rate	1.22%
Risk free interest rates	4.46%
Expected dividend	0%

          Under the prospective method of SFAS 123R, compensation expense was recognized during the 13 weeks ended March 31, 2006 for all stock based payments granted after December 28, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. During the 13 weeks ended March 31, 2006, the Company recognized share-based compensation expense before tax of $29,000 related to stock option grants. This expense was included in other operating expenses. This incremental stock based compensation expense caused a decrease to net income of $17,000, net of income taxes of $12,000. As of March 31, 2006, there was $746,000 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining vesting period of approximately 6.8 years.

Changes in stock options for the 13 weeks ended March 31, 2006 are as follows:

	Shares	Weighted-Average Exercise Price	Options Exercisable

Outstanding—December 28, 2005	277,608	$63.53	81,835
Grants (weighted-average fair value of $43.59 per share)	17,778	$86.43
Exercised	(295)	$10.80
Forfeited	(2,225)	$86.43

Outstanding—March 29, 2006	292,866	$64.80	81,540

Outstanding stock options at March 31, 2006 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$2.98	17,694	3.88	$2.98	17,694	$2.98
$7.56	24,026	5.04	$7.56	24,026	$7.56
$9.68-$11.77	33,074	6.44	$10.67	33,074	$10.67
$15.48-$20.60	6,746	8.60	$18.59	6,746	$18.59
$86.43	211,326	9.70	$86.43	—	$—

	292,866	8.50	$64.80	81,540	$8.74

          The weighted average remaining contractual life for options exercisable as of March 31, 2006 was 5.7 years.

          The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $8.7 million and $7.0 million, respectively. The intrinsic value is calculated as the difference between the market value as of March 31, 2006 and the exercise price of the options outstanding and options exercisable.

5. Commitments and Contingencies

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

          The contractual rights to use the name El Pollo Loco_ and certain related trademarks and intellectual property in Mexico were assigned to EPL in 1996, pursuant to an agreement between EPL and a company controlled by Jose Francisco Ochoa, the founder of the first El Pollo Loco restaurant in Mexico and the United States. As consideration for the assignment of such rights, EPL agreed, subject to the terms and conditions of the agreement, to use commercially reasonable efforts to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant that EPL develops. On March 31, 2004, EPL-Mexico filed suit against EPL in state court in Laredo, Texas alleging, among other things, that EPL breached its agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco_ in Mexico should revert to EPL-Mexico. EPL-Mexico also initiated an “amparo’’ proceeding, which is an administrative challenge under Mexican law, to EPL’s ownership of the trademarks before the Mexican Intellectual Property Institute. This proceeding was resolved in favor of EPL by Mexico’s Supreme Court of Justice of the Nation. EPL successfully removed the Texas action to federal court and EPL has filed a counterclaim against EPL-Mexico to defend its rights to the trademarks in Mexico. The Company believes that EPL-Mexico’s claims are without merit and that, based on the rights we possess pursuant to the agreement, EPL possesses adequate legal and contractual rights to use the intellectual property in question in Mexico. However, failure to prevail in this action could result in the loss of EPL’s ownership in Mexico of the El Pollo Loco trademarks and intellectual property at issue, which could affect the EPL brand in the United States and elsewhere.

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

6. Predecessor Debt

          In December 2003, EPL issued the 2009 Notes, consisting of $110.0 million of senior secured notes accruing interest at 9.25% per annum, due 2009. In March 2004, EPLI issued the 2010 Notes, consisting of $70.0 million in aggregate principal amount at maturity of 12 1/2% senior discount notes due 2010. In October 2005, EPL and EPLI commenced tender offers to purchase all outstanding 2009 Notes and 2010 Notes (collectively, the “Notes”), respectively; concurrently, EPL and EPLI solicited consents to amend the indentures governing the Notes to eliminate substantially all of the restrictive covenants and certain events of default and to modify other provisions contained in the indentures. As of December 28, 2005, all of the Notes, with the exception of $250,000 of 2009 Notes, have been purchased. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures have been eliminated.

          The Predecessor’s notes payable, which consisted of approximately $7.3 million due to SunTrust Bank (“SunTrust”) at December 29, 2004, were repaid in 2005. SunTrust continues to be the issuing bank with respect to certain of the Company’s letters of credit totaling $7,973,000.

7. Senior Unsecured Notes Payable

          On November 18, 2005, EPL Finance issued the 2013 Notes, consisting of $125.0 million aggregate principal amount of 11 3/4% senior notes due 2013 in a private placement. Interest is payable in May and November beginning May 15, 2006. The 2013 Notes are unsecured, are guaranteed by EPLI, and may be redeemed, at the discretion of the issuer, after November 15, 2009.

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

          As a holding company, the stock of EPL constitutes EPLI’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to EPLI, and the 2013 Notes and the 2014 Notes (see Note 9) have restrictions that limit distributions or dividends to be paid by EPL to the Company. Conditions that would allow for distributions or dividends to be made include compliance with a Fixed Charge Coverage Ratio test (as defined in the indenture governing the 2013 Notes) and cash received from the proceeds of new equity contributions. As of March 31, 2006, we are generally restricted from incurring additional indebtedness, as EPL does not currently meet the fixed charge coverage ratio. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances.

8. Notes Payable to Merrill Lynch, Bank of America, Et Al and Revolving Credit Facility

          On November 18, 2005, EPL entered into senior secured credit facilities (the “Credit Facility”) with EPLI, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The Credit Facility provides for an $104.5 million term loan and $25.0 million in revolving availability. Of this senior secured revolving credit facility, EPL drew down $2.8 million and issued $8.1 million of letters of credit to replace existing letters of credit. Future principal payments under the new term loan at December 28, 2005 are as follows (in thousands).

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

9. Discount Notes

          On November 18, 2005, Intermediate Finance issued the 2014 Notes in a private placement. Intermediate Finance merged with and into EPLI, with EPLI surviving the merger and assuming Intermediate Finance’s obligations under the notes and the related indenture. The indenture restricts the ability of EPLI and its subsidiaries to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items. The indenture also limits the ability of EPL or other subsidiaries to make dividend or other payments to EPLI and for EPLI to make payments to Holdings (see Note 7).

          At December 28, 2005, the Company had $22.9 million outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39.3 million at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014.

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

          In connection with the issuance of the 2014 notes, the Company agreed to file a registration statement within 150 days after the issuance of the 2014 Notes, enabling holders to exchange the privately placed 2014 Notes for publicly registered notes with, subject to limited exceptions, identical terms. The Company filed such registration statement on April 14, 2006.

          EPLI incurred direct costs in connection with this offering. These costs have been capitalized and are included in other assets in the accompanying balance sheets.

10. Income Taxes

          The Company’s taxable income or loss is included in the consolidated federal and state income tax returns of Holdings. The Company records its provision for income taxes based on its separate stand-alone operating results using the asset and liability method. The Company recorded a provision for income taxes of $79,000 for the 13-week period ended March 31, 2005 and $6,000 for the 13-week period ended March 31, 2006. The effective tax rates for the 13 weeks ended March 31, 2005 and 2006, were 40.8% and 41.0%, respectively.

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

          In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The standard was effective for the Company beginning with the first quarter of fiscal 2006. Because the Company used the minimum value method for its pro forma disclosures under SFAS 123, the Company applied SFAS 123(R) prospectively to newly issued stock options. Existing options will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date. The Company’s net income is reduced as a result of the recognition of the fair value of all newly issued stock options, which is contingent upon the number of future options granted and other variables.

12. Events Subsequent to the End of the First Fiscal Quarter

          On May 8, 2006, the indirect parent of EPL, El Pollo Loco Holdings, Inc., filed a registration statement with the Securities and Exchange Commission for an initial public offering of approximately $135 million of common stock.

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

          Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include our substantial level of indebtedness, food-borne-illness incidents, increases in the cost of chicken, our dependence upon frequent deliveries of food and other supplies, our vulnerability to changes in consumer preferences and economic conditions, our sensitivity to events and conditions in the greater Los Angeles area, our ability to compete successfully with other quick service and fast casual restaurants, our ability to expand into new markets, our reliance in part on our franchisees, our ability to support our expanding franchise system and litigation we face in connection with our operations. Actual results may differ materially due to these risks and uncertainties and those described in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on April 10, 2006.

          We use a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. For simplicity of presentation, we have described the 13-week periods ended March 30, 2005 and March 29, 2006 as March 31, 2005 and 2006, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2005, which ended December 28, 2005, and fiscal year 2006, which ends December 27, 2006, are both 52-week fiscal years. References to “our restaurant system” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

Overview

          EPL Intermediate, Inc. (“EPLI”) through its wholly-owned subsidiary El Pollo Loco, Inc. (“EPL” and collectively with EPLI, the “Company,” “we,” “us” and “our”) owns, operates and franchises quick service restaurants (“QSR”) specializing in marinated flame-grilled chicken. As of March 31, 2006, our restaurant system had 340 restaurants, consisting of 146 company-operated and 194 franchised locations, located principally in California, with additional restaurants in Arizona, Nevada, Texas and Illinois. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-thru convenience.

          Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. For the 13 weeks ended March 31, 2006, same-store sales for restaurants systemwide increased 11.4% over the 13 weeks ended March 31, 2005.

          The increase in company-operated restaurant revenue is due to growth in new company-operated restaurants and to increases in same-store sales, which includes transaction and price increases over this period. We implemented a chicken meal restructuring in May 2005 and a menu price increase in January 2006. The chicken meal restructuring consisted of changing our menu to allow our customers to select chicken meals specifying white meat, dark meat or mixed pieces and changing prices accordingly. We expect to open seven to ten company-operated restaurants per year over the next few years, which is slightly higher than our company-operated restaurant growth over the last few years. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics.

          Franchise revenue consists of royalties, initial franchise fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. As of May 5, 2006, we are legally qualified to market franchises in 44 states and are pursuing opportunities in those states and are awaiting state regulator approval to market in the remaining states. We have entered into area development agreements that, beginning in the fourth quarter of 2004, have resulted in area development fees being recognized as the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

          Product cost includes food and paper costs and is our largest single expense. It is subject to increase or decrease based on commodity cost changes, and depends in part on the success of controls we have in place to manage product cost in the restaurants. In February 2005, we renewed our chicken contracts with terms ranging from two to three years at higher prices than the expiring contracts. One of these contracts provides a floor and ceiling price for the chicken we buy from the supplier after the first year. We implemented the chicken meal restructuring in May 2005 and a price increase in January 2006 that have partially mitigated the impact of higher chicken prices on our profitability.

          After product costs, payroll and benefits comprise the next largest single expense. Payroll and benefits have been and remain subject to inflation, including salaries due to minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff is paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. Workers’ compensation insurance costs are subject to a number of factors, and although the state of California passed legislation designed to reduce workers’ compensation insurance expense to employers, we cannot predict whether such legislation will actually reduce our workers’ compensation insurance expense. We have seen a reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in fiscal year 2002.

          Depreciation and amortization expense changed subsequent to the Acquisition, which is a result of fair values assigned to assets acquired and liabilities assumed at the date of the Acquisition as determined by an independent valuation company.

          Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

          Occupancy expense increased subsequent to the Acquisition as a result of the revaluation of the fair market value of leases assumed in the Acquisition and the reduction in the annual amortization of the unfavorable leasehold interest liability.

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

            General and administrative expense has increased as a result of the issuance of the 2009 Notes, the 2010 Notes, the 2013 Notes and the 2014 Notes. Since the issuance of the 2009 Notes in December 2003, we have incurred and will incur expenses due to rating agency fees, higher directors and officers insurance, compliance with laws relating to corporate governance and public disclosure and audit fees. In addition, in fiscal year 2004 we began to incur additional costs associated with developing disclosure controls and procedures and implementing the level of internal controls required for a company with registered securities. General and administrative expense has also increased during the past few years as a result of stock option bonus expense to restore the approximate economic position of our option holders after dividends were paid to our stockholder with the net proceeds from the issuance of the 2009 Notes and the 2010 Notes.

Results of Operations

          Our operating results for the 13 weeks ended March 31, 2005 and 2006 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended March 31,

	2005	2006

Income Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	31.7	32.1
Payroll and benefits	26.5	25.3
Depreciation and amortization	6.8	4.0
Other operating expenses	32.2	33.4
Operating income	9.6	12.1
Interest expense	9.3	12.0
Income before income taxes	0.4	0.0
Net income	0.2	0.0
Supplementary Income Statement Data:
Restaurant other operating expense	19.4	21.0
Franchise expense	1.4	1.5
General and administrative expense	11.4	10.9
Total other operating expenses	32.2	33.4

     13 Weeks Ended March 31, 2006 Compared to 13 Weeks Ended March 31, 2005

          Restaurant revenue increased $8.0 million, or 15.6%, to $59.2 million for the 13 weeks ended March 31, 2006 from $51.2 million for the 13 weeks ended March 31, 2005. This increase was partially due to an additional $5.1 million in restaurant revenue resulting from a 10.0% increase in company-operated same-store sales for the 2006 period from the 2005 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s one-year anniversary. The increase in restaurant revenue also was due in part to $2.4 million from six restaurants opened in fiscal 2005 and $0.5 million from four restaurants opened in fiscal 2006.

          Franchise revenue increased $0.5 million, or 14.4%, to $4.0 million for the 13 weeks ended March 31, 2006 from $3.5 million for the 13 weeks ended March 31, 2005. This increase is due primarily to an increase in royalties resulting from a 12.7% increase in franchise same-store sales.

          Product cost increased $2.8 million, or 17.0%, to $19.0 million for the 13 weeks ended March 31, 2006 from $16.2 million for the 13 weeks ended March 31, 2005. These costs as a percentage of restaurant revenue were 32.1% for the 2006 period compared to 31.7% for the 2005 period. The 0.4% increase in product cost as a percentage of restaurant revenue resulted primarily from chicken prices increasing as our new chicken contracts took effect in March 2005. This increase was partially offset by the chicken meal restructuring in May 2005 and the menu price increases taken in January 2006.

          Payroll and benefit expenses increased $1.4 million, or 10.3%, to $15.0 million for the 13 weeks ended March 31, 2006 from $13.6 million for the 13 weeks ended March 31, 2005. As a percentage of restaurant revenue, these costs decreased 1.2% to 25.3% for the 2006 period from 26.5% for the 2005 period. This decrease was primarily due to margin leverage from the chicken meal restructuring in May 2005 and the menu price increases taken in January 2006 and also in part to labor savings from the implementation of a labor scheduling guide used to improve labor scheduling and efficiencies.

          Depreciation and amortization decreased $1.1 million, or 31.8%, to $2.4 million for the 13 weeks ended March 31, 2006 compared to $3.5 million for the 13 weeks ended March 31, 2005. These costs as a percentage of restaurant revenue decreased 2.8% to 4.0% in 2006 from 6.8% for the 2005 period. The decrease in depreciation expense is due to the revaluation of the company’s assets that was completed with the sale of the company to CAC.

          Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

          Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $2.5 million, or 25.4%, to $12.4 million for the 13 weeks ended March 31, 2006 from $9.9 million for the 13 weeks ended March 31, 2005. These costs as a percentage of restaurant revenue increased 1.6% to 21.0% for the 2006 period from 19.4% for the 2005 period. The increase in operating costs is due primarily to an increase in occupancy expense of $0.8 million, which is partially attributed to the revaluation of our leases that was completed with the sale of the company. The increase is also due to higher utilities of $0.4 million, increased preopening expenses of $0.3 million and higher repair and maintenance costs of $0.4 million, which is primarily due to fryer maintenance, which was completed on all company stores in the first quarter of 2006. Advertising expense was also $0.3 million higher in the 2006 period due to increased sales.

          Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased to $0.9 million the 13-week periods ended March 31, 2006 compared to $0.7 million for the 2005 period.

          General and administrative expense increased $0.6 million, or 10.2%, to $6.4 million for the 13 weeks ended March 31, 2006 from $5.8 million for the 13 weeks ended March 31, 2005. General and administrative expense as a percentage of revenue was 10.9% and 11.4% for the thirteen weeks ended March 31, 2006 and 2005, respectively. The increase was primarily attributed to an increase in salaries and wages of $0.4 million due to increased headcount.

          Interest expense, net of interest income, increased $2.4 million, or 50.3%, to $7.1 million for the 13 weeks ended March 31, 2006 from $4.7 million for the 13 weeks ended March 31, 2005. Our average debt balances for the 2006 period increased to $259.1 million compared to $170.0 million for the 2005 period and our average interest rate increased to 10.53% for the 2006 period compared to 9.75% for the 2005 period.

          Our provision for income taxes consisted of income tax expense of $6,000 for the 13-week period ended March 31, 2006 and $79,000 for the 13-week period ended March 31, 2005, for an effective tax rate of 41.0% for 2006 and 40.8% for 2005.

          As a result of the factors above, net income remained relatively flat at $9,000 for the 13 weeks ended March 31, 2006 and at $115,000, or 0.2% as a percentage or restaurant revenue, for the 13 weeks ended March 31, 2005.

Liquidity and Capital Resources

          Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. Our indebtedness at March 31, 2006 was $257.9 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the $25.0 million revolving portion of EPL’s senior credit facility will be adequate to meet our future liquidity needs for the foreseeable future. Cash and cash equivalents increased $2.8 million from $3.6 million at December 28, 2005 to $6.4 million at March 31, 2006. In the first three months of fiscal 2006, we made $0.3 million in principal repayments on EPL’s loan and $2.8 million in payments to pay off borrowings under our revolving credit facility. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under EPL’s senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the 2013 Notes and the 2014 Notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

          As a holding company, the capital stock of EPL constitutes our only material asset. Consequently, EPL conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity and has no obligation to make funds available to us and currently has restrictions that limit distributions or dividends to be paid by EPL to us. Furthermore, subject to certain restrictions, EPL is permitted under the terms of EPL’s senior secured credit facilities and the indenture governing the 2013 Notes and 2014 Notes to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by EPL.

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

          Operating Activities. We had net cash provided by operating activities of $8.6 million for the 13 weeks ended March 31, 2006 compared with net cash provided by operating activities of $7.0 million for the 13 weeks ended March 31, 2005. The increase in cash provided by operating activities of $1.6 million in the 2006 period compared to the 2005 period was primarily attributable to an increase in accrued salaries and vacation and other accrued expenses partially offset by a decrease in depreciation and a decreased accounts payable balance.

          Investing Activities. We had net cash used in investing activities of $2.5 million for the 13 weeks ended March 31, 2006 compared with net cash used in investing activities of $2.3 million for the 13 weeks ended March 31, 2005. The increase in cash used in investing activities of $0.2 million was related to $0.3 million in acquisition costs incurred in the 2006 period and $0.5 million in proceeds from disposition of assets in 2005 that did not recur in 2006, partially offset by decreased spending in expenditures for new store construction of $0.6 million.

          Financing Activities. We had net cash used in financing activities of $3.3 million for the 13 weeks ended March 31, 2006 compared with net cash used in financing activities of $1.3 million for the 13 weeks ended March 31, 2005. The increase in cash used in financing activities in the 2006 period was attributable to the $2.8 million payment of the revolver partially offset by decreased principal payments of our new term loan.

     Debt and Other Obligations

          On November 18, 2005, EPL entered into senior secured credit facilities with EPLI, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The senior secured credit facilities provide for an $104.5 million term loan and $25.0 million in revolving availability. Of this senior secured revolving credit facility, EPL drew down $2.8 million and issued $8.1 million of letters of credit to replace existing letters of credit.

          At December 28, 2005, certain secured loans, which were assumed in connection with purchases of restaurants from franchisees, were fully repaid.

          We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the life of the respective lease.

          In October 2005, we commenced a tender offer to purchase for cash any and all outstanding 2009 Notes and 2010 Notes and solicited consents to amend the indentures governing the 2009 and 2010 Notes to eliminate substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indentures. As of March 31, 2006, all of the 2010 Notes have been purchased for cash, and all except for $250,000 in aggregate principal amount of the 2009 Notes have been purchased for cash. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures have been eliminated.

          On November 18, 2005, Intermediate Finance issued $39.3 million aggregate principal amount at maturity of 14 1/2% senior discount notes due 2014. Intermediate Finance merged with and into EPLI, with EPLI surviving the merger and assuming Intermediate Finance’s obligations under the notes and the related indenture. On November 18, 2005, EPL Finance issued $125.0 million aggregate principal amount of 11 3/4% senior notes due 2013. The 2013 Notes are guaranteed by EPLI. EPL Finance merged with and into EPL, with EPL surviving the merger and assuming EPL Finance’s obligations under the 2013 Notes and the related indenture.

          At March 31, 2006, we had $23.7 million outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39.3 million at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014.

          At March 31, 2006, we had outstanding letters of credit totaling $7.5 million, which served as collateral for our various workers’ compensation insurance programs.

          Franchisees pay a monthly advertising fee of 4% of gross sales for the Los Angeles designated market area or 5% of gross sales for other markets. Pursuant to our Uniform Franchise Offering Circular, we contribute, where we have company-operated restaurants, to the advertising fund on the same basis as franchised restaurants. Under our franchise agreements, we are obligated to use all advertising fees collected from franchisees to purchase, develop and engage in advertising, public relations and marketing activities to promote the El Pollo Loco brand. At March 31, 2006, the Company recorded a liability for unused advertising fees collected from franchisees of $1.0 million and has a corresponding $0.8 million obligation to contribute to the advertising fund for company-operated restaurants.

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

          As of March 31, 2006, EPL was in compliance with all of the financial covenants contained in its senior credit facility. As of such date we calculated all relevant ratios under EPL’s senior credit facility as follows:

•	EPL’s “consolidated fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.05 to 1; and

•	EPL’s “consolidated leverage ratio” (as such term is defined in the senior credit agreement) was 5.7 to 1.

          These two ratios were permitted to be no less than 1.00 to 1, and no greater than 6.00 to 1, respectively, as of such date.

          In addition, as March 31, 2006, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as such terms are defined in the indenture governing the 2014 Notes) at 1.48 to 1 and 5.99 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. The indenture permits us to incur indebtedness that (a) is contractually subordinated to the 2014 Notes, (b) has a maturity date after November 15, 2014, and (c) does not provide for payment of cash interest prior to November 15, 2014. The indenture also permits our “restricted subsidiaries” (as such term is defined in the indenture), including EPL, to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, and, in the case of indebtedness incurred by us, if our consolidated leverage ratio would have been equal to or less than 7.5 to 1, all as determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if such indebtedness had been incurred at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness.

Critical Accounting Policies and Estimates

          The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to recoverability of fixed assets, intangible assets, closed restaurants, workers’ compensation insurance and contingent liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting polices and estimates is included in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on April 10, 2006.

Events Subsequent to the End of the First Fiscal Quarter

          On May 8, 2006, the indirect parent of EPL, El Pollo Loco Holdings, Inc., filed a registration statement with the Securities and Exchange Commission for an initial public offering of approximately $135 million of common stock.

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

          We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates, as of March 31, 2006 to be material.

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

          As of March 31, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

          There have been no changes in our internal control over financial reporting or in other factors that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting during the quarter.

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

EPL INTERMEDIATE, INC
Date: May 12, 2006	By: /s/ Stephen E. Carley

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