Form 10-Q
period 2006-06-28
EPL Intermediate, Inc.
filed 2006-08-14
CIK 1289728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-115644

EPL Intermediate, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-4092105 (I.R.S. Employer Identification No.)

3333 Michelson Drive, Suite 550 Irvine, California	92612

(Address of Principal Executive Offices)	(Zip Code)

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

As of August 14, 2006, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

EPL INTERMEDIATE, INC. (A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Amounts in thousands)

	DECEMBER 28, 2005	JUNE 30, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,552	$1,678
Notes and accounts receivable—net	2,998	3,750
Inventories	1,372	1,349
Prepaid expenses and other current assets	3,189	4,034
Income taxes receivable	3,825	1,231
Deferred income taxes	1,520	1,520

Total current assets	16,456	13,562

PROPERTY OWNED—Net	69,121	68,948

PROPERTY HELD UNDER CAPITAL LEASES—Net	2,186	1,911

GOODWILL	272,204	278,264

DOMESTIC TRADEMARKS—Net	120,700	120,700

OTHER INTANGIBLE ASSETS—Net	13,698	12,820

OTHER ASSETS	11,554	12,004

TOTAL ASSETS	$505,919	$508,209

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	DECEMBER 28,	JUNE 30,
	2005	2006

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$2,775	$—
Current portion of note payable	1,045	1,045
Current portion of obligations under capital leases	1,264	1,230
Accounts payable	10,215	10,104
Accrued salaries	4,184	2,886
Accrued vacation	1,728	1,817
Accrued insurance	3,539	3,583
Accrued interest	2,631	2,627
Accrued advertising	911	1,440
Other accrued expenses and current liabilities	3,683	3,691
Amounts due to predecessor stockholders	—	3,825

Total current liabilities	31,975	32,248

NONCURRENT LIABILITIES:
Senior secured notes (2009 Notes)	250	250
Senior unsecured notes (2013 Notes)	123,425	123,548
Discount notes (2014 Notes)	22,889	24,540
Note payable—less current portion	103,455	102,933
Obligations under capital leases—less current portion	5,211	4,655
Deferred income taxes	34,383	34,324
Other intangible liabilities—net	9,037	8,168
Other noncurrent liabilities	3,603	4,247

Total noncurrent liabilities	302,253	302,665

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in-capital	172,279	172,628
Retained earnings / (accumulated deficit)	(588)	668

Total stockholder’s equity	171,691	173,296

TOTAL	$505,919	$508,209

See notes to condensed consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended June 30,		26 Weeks Ended June 30,
	Predecessor	Successor	Predecessor	Successor
	2005	2006	2005	2006

OPERATING REVENUE:
Restaurant revenue	$57,176	$61,678	$108,335	$120,829
Franchise revenue	3,990	4,180	7,501	8,197

Total operating revenue	61,166	65,858	115,836	129,026

OPERATING EXPENSES:
Product cost	18,089	19,043	34,302	38,008
Payroll and benefits	14,521	15,873	28,094	30,838
Depreciation and amortization	3,595	2,504	7,077	4,880
Other operating expenses	17,990	19,299	34,462	39,027

Total operating expenses	54,195	56,719	103,935	112,753

OPERATING INCOME	6,971	9,139	11,901	16,273

INTEREST EXPENSE—Net	4,765	7,099	9,501	14,218

INCOME BEFORE PROVISION FOR INCOME TAXES	2,206	2,040	2,400	2,055

PROVISION FOR INCOME TAXES	760	793	839	799

NET INCOME	$1,446	$1,247	$1,561	$1,256

See notes to condensed consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	26 Weeks Ended June 30,
	Predecessor	Successor
	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,561	$1,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and intangible assets	7,077	4,880
Stock-based compensation expense	—	321
Interest accretion	2,584	1,774
Gain on disposal of assets	(143)	—
Asset impairment	1,047	—
Amortization of deferred financing costs	813	653
Amortization of leasehold interest	(748)	(219)
Deferred income taxes	—	(59)
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(342)	(752)
Inventories	32	23
Prepaid expenses and other current assets	(475)	(845)
Income taxes receivable / payable	837	2,594
Other assets	(183)	82
Accounts payable	1,290	195
Accrued salaries and vacation	(715)	(1,209)
Accrued insurance	94	44
Other accrued expenses and current and noncurrent liabilities	1,194	1,177

Net cash provided by operating activities	13,923	9,915

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	483	—
Purchase of other assets	(1,086)
Purchase of property	(6,295)	(4,713)
Payment of acquisition costs	—	(2,022)

Net cash used in investing activities	(6,898)	(6,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		28
Payment of obligations under capital leases	(653)	(590)
Payments on debt	(2,697)	(3,297)
Payment of deferred financing costs	(4)	(1,195)

Net cash used in financing activities	(3,354)	(5,054)

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	26 Weeks Ended June 30,
	Predecessor	Successor
	2005	2006

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$3,671	$(1,874)

CASH AND CASH EQUIVALENTS—
Beginning of period	5,636	3,552

CASH AND CASH EQUIVALENTS—
End of period	$9,307	$1,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest (net of amounts capitalized)	$5,509	$9,551

Income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Unpaid purchases of property and equipment	$624	$306

Recording of amounts due to predecessor stockholders in connection with acquistion	$—	$3,825

See notes to condensed consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly-Owned Subsidiary of El Pollo Loco Holdings, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

          The accompanying condensed consolidated financial statements are unaudited. EPL Intermediate, Inc. (“EPLI”) and its wholly-owned subsidiary, El Pollo Loco, Inc. (collectively, the “Company”) prepared these condensed consolidated financial statements in accordance with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

          The Company uses a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2005, which ended December 28, 2005, and fiscal year 2006, which will end December 27, 2006, are both 52-week fiscal years. For simplicity of presentation, the Company has described the 13-week periods ended June 29, 2005 and June 28, 2006 as June 30, 2005 and 2006, respectively.

          The Company is a wholly-owned subsidiary of El Pollo Loco Holdings, Inc. (“Holdings”), which is a wholly owned indirect subsidiary of Chicken Acquisition Corp (“CAC”) which is owned by Trimaran Pollo Partners, LLC (the “LLC”). The Company’s activities are performed principally through its wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco®.

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

The following transactions occurred in connection with the Acquisition and are reflected in the Successor’s consolidated financial statements:

•	a cash investment made by CAC totaling $155.5 million;

•	a contribution of shares and options of Holdings with a fair value of $16.8 million;

•

the execution of a credit agreement governing new senior secured credit facilities providing for a $104.5 million term loan, drawn at closing, and a $25.0 million revolving credit facility, of which $2.8 million was drawn down at closing (see further description below);

•	$123.4 million received related to the issuance and sale of $125.0 in aggregate principal amount at maturity 11 3/4% senior notes (see description of 2013 Notes below);

•	$22.5 million received related to the issuance and sale of $39.3 million in aggregate principal amount at maturity 14.5% senior discount notes (see description of 2014 Notes below); and

•	$9.6 million of deferred financing fees incurred in connection with the borrowings described above.

The following activities occurred with respect to the existing indebtedness of the Predecessor and its subsidiary that was refinanced by the Successor and its subsidiary:

•

In October 2005, EPL commenced a tender offer to purchase for cash any and all outstanding 9 1/4% Senior Secured Notes due 2009 (the “2009 Notes”), and EPLI commenced a tender offer to purchase for cash any and all outstanding 12 1/2% Senior Discount Notes due 2010 (the “2010 Notes”). EPL and EPLI also solicited consents to amend the indentures governing the 2009 and 2010 Notes to eliminate substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indentures. As of June 30, 2006, all of the 2010 Notes have been purchased for cash, and all except for $250,000 in aggregate principal amount of the 2009 Notes have been purchased for cash. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures have been eliminated.

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

4. Stock-Based Compensation

          As of June 30, 2006, options to purchase 292,866 shares of common stock of CAC at the fair value of the shares at the date of grant were outstanding. Included in that amount are 81,540 options that are fully vested; the remaining options vest 100% on the seventh anniversary of the grant date, 100% upon a change of control at CAC if certain conditions are met, or partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the seventh anniversary of the grant date.

          In the event of a successful completion of an initial public offering of the Company’s common shares, 50% of the then unvested options to purchase shares of CAC common stock will vest 100% immediately upon consummation of an offering. Those options along with any previously vested options will be converted into options to purchase shares of the Company’s common stock and will remain exercisable in accordance with the terms of the original grant. The other 50% of the then unvested options shall automatically terminate and the optionees shall be entitled to receive grants of the Company’s restricted stock with an aggregate economic value equal to the fair market value (measured at the close of business of the first day of public trading) of the shares of CAC common stock into which the terminated unvested options were exercisable minus the aggregate exercise price of such options.

          In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,’’ (SFAS 123(R)) which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted the provisions of SFAS 123(R) on December 29, 2005 using a prospective application. Under the prospective application, SFAS 123(R), applies to new awards and any awards that are modified or cancelled subsequent to the date of adoption of SFAS 123(R). Prior periods are not revised for comparative purposes. Because the Company used the minimum value method for its pro forma disclosures under SFAS 123, existing options will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date.

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

          The weighted-average estimated fair value of employee stock options granted during the 26 weeks ended June 30, 2006 was $43.59 per share using the Black-Scholes model with the following weighted-average assumptions used to value the option grants:

26 weeks ended June 30, 2006

Expected volatility	41%

Expected term life	7.0 years

Forfeiture rate	1.22%

Risk free interest rates	4.46%

Expected dividend	0%

          Under the prospective method of SFAS 123R, compensation expense was recognized during the 26 weeks ended June 30, 2006 for all stock based payments granted after December 28, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. During the 13 weeks and 26 weeks ended June 30, 2006, the Company recognized share-based compensation expense before tax of $29,000 and $56,000, respectively, related to stock option grants after December 28, 2005. This expense was included in other operating expenses. This incremental stock based compensation expense caused a decrease to net income of $17,000 and $34,000 during the 13 weeks and 26 weeks ended June 30, 2006, respectively.

          Upon consummation of an offering, the Company would incur compensation expense related to the immediate vesting of 50% of the unvested portion of the options granted in 2006. The expense will be determined by calculating 50% of the unrecognized compensation cost as of the date of the completion of the offering.

          For options granted prior to the adoption of SFAS 123(R), the Company accounts for unvested options in accordance with APB Opinion No. 25. No expense has been recorded and none will be recognized for options whose vesting will accelerate upon completion of an initial public offering as these terms were specified in the original December 2005 option agreement that was executed in connection with the Acquisition and do not represent modifications of original terms.

          The Company accounts for unvested options that will be cancelled and replaced with restricted stock upon completion of an initial public offering using variable accounting which requires the Company to recognize expense in future reporting periods based on the change in incremental value of the award at each reporting period. For the thirteen and twenty six weeks ended June 30, 2006, compensation expense of $0 and $265,000, respectively, was recognized, which caused a decrease to net income of $0, and $162,000, respectively. At the date of cancellation of the original award and issuance of the replacement award upon completion of an offering, the Company will begin applying SFAS 123(R) to the award. SFAS 123(R) requires recording compensation expense for the incremental cost (the difference between the fair value of the award immediately before and after the modification) plus any unamortized intrinsic value computed on the modification date. As the fair value of the award will be equivalent before and after the modification, there will be no incremental cost related to this stock award upon modification. However, compensation expense will be recorded for the unamortized intrinsic value computed on the modification date.

          As of June 30, 2006, there was approximately $4.1 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining vesting period of approximately 6.5 years or earlier upon the successful completion of an initial public offering of the Company’s common stock.

Changes in stock options for the 26 weeks ended June 30, 2006 are as follows:

	Shares	Weighted-Average Exercise Price	Options Exercisable

Outstanding—December 28, 2005	277,608	$63.53	81,835
Grants (weighted-average fair value of $43.59 per share)	17,778	$86.43
Exercised	(295)	$10.80
Forfeited	(2,225)	$86.43

Outstanding—June 30, 2006	292,866	$64.80	81,540

Outstanding stock options at June 30, 2006 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$2.98	17,694	3.88	$2.98	17,694	$2.98
$7.56	24,026	5.04	$7.56	24,026	$7.56
$9.68-$11.77	33,074	6.44	$10.67	33,074	$10.67
$15.48-$20.60	6,746	8.60	$18.59	6,746	$18.59
$86.43	211,326	9.70	$86.43	—	$—

	292,866	8.50	$64.80	81,540	$8.74

          The weighted average remaining contractual life for options exercisable as of June 30, 2006 was 5.4 years.

          The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $17.3 million and $9.4 million, respectively. The intrinsic value is calculated as the difference between the market value as of June 30, 2006 and the exercise price of the options outstanding and options exercisable.

5. Commitments and Contingencies

          On or about April 16, 2004, three former, employees, Elias, Ramirez and Rivera, filed a class action suit in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The complaint was served on EPL on April 19, 2004. The court has ordered the class action stayed pending the arbitration of one of the named putative class plaintiffs as a result of his execution of a mandatory arbitration agreement with EPL. While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, the Company cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. If a class were ultimately certified, any settlement of or judgment arising from such lawsuit could be material, and the Company cannot give any assurance that the Company would have the resources available to pay such settlement or judgment.

          On or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against EPL in the Superior Court of the State of California, County of Los Angeles. This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. EPL was served with this complaint on December 16, 2005. The court has ordered the case designated as “complex” and related to the Elias case referenced above, and both cases have been assigned to the complex litigation panel. While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, the Company cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could have an adverse material impact.

          On June 14, 2005, the American Disability Institute, a non-profit Pennsylvania corporation, on behalf of itself and all others similarly situated, Orlando Hardy, Jr. and Joann Montes, filed a purported class action complaint against EPL in the United States District Court, Central District of California, Western Division. This action alleged violations of the Americans With Disabilities Act of 1990, the Unruh Civil Rights Act in California and the California Disabled Persons Act, based on, among other things, denying plaintiffs full and equal access and accommodations to our facilities. Plaintiffs’ requested remedies included certification of the class, injunctive relief, statutory damages and reasonable attorneys’ fees and costs. The parties entered into a confidential settlement agreement dated February 1, 2006, which agreement provided, among other things, for a lump sum payment to the plaintiffs. The amounts related to the settlement were accrued as of December 28, 2005, which related to the period in which the settlement was determined to be both probable and estimable. The accrual was not material to the Company’s results of operations and was adequate to provide for the lump sum payment to the plaintiffs.

          The contractual rights to use the name El Pollo Loco and certain related trademarks and intellectual property in Mexico were assigned to EPL in 1996, pursuant to an agreement between EPL and EPL-Mexico, S.A. de C.V., a company controlled by Jose Francisco Ochoa, the founder of the first El Pollo Loco restaurant in Mexico and the United States. As consideration for the assignment of such rights, EPL agreed, subject to the terms and conditions of the agreement, to use commercially reasonable efforts to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant that EPL develops. On March 31, 2004, EPL-Mexico filed suit against EPL in state court in Laredo, Texas alleging, among other things, that EPL breached its agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco in Mexico should revert to EPL-Mexico. EPL-Mexico also initiated an “amparo’’ proceeding, which is an administrative challenge under Mexican law, to EPL’s ownership of the trademarks before the Mexican Intellectual Property Institute. This proceeding was resolved in favor of EPL by Mexico’s Supreme Court of Justice of the Nation. EPL successfully removed the Texas action to federal court and EPL has filed a counterclaim against EPL-Mexico to defend its rights to the trademarks in Mexico. The Company believes that EPL-Mexico’s claims are without merit and that, based on the rights we possess pursuant to the agreement, EPL possesses adequate legal and contractual rights to use the intellectual property in question in Mexico. However, failure to prevail in this action could result in the loss of EPL’s ownership in Mexico of the El Pollo Loco trademarks and intellectual property at issue, which could affect the EPL brand in the United States and elsewhere.

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

6. Predecessor Debt

          In December 2003, EPL issued the 2009 Notes, consisting of $110.0 million of senior secured notes accruing interest at 9.25% per annum, due 2009. In March 2004, EPLI issued the 2010 Notes, consisting of $70.0 million in aggregate principal amount at maturity of 12 1/2% senior discount notes due 2010. In October 2005, EPL and EPLI commenced tender offers to purchase all outstanding 2009 Notes and 2010 Notes (collectively, the “Notes”), respectively; concurrently, EPL and EPLI solicited consents to amend the indentures governing the Notes to eliminate substantially all of the restrictive covenants and certain events of default and to modify other provisions contained in the indentures. As of June 30, 2006, all of the Notes, with the exception of $250,000 of 2009 Notes, have been purchased. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures have been eliminated.

          The Predecessor’s notes payable, which consisted of approximately $7.3 million due to SunTrust Bank (“SunTrust”) at December 29, 2004, were repaid in 2005. SunTrust continues to be the issuing bank with respect to certain of the Company’s letters of credit totaling $37,000.

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

          In connection with the issuance of the 2013 notes, EPL filed a registration statement in April 2006, enabling holders to exchange the privately placed 2013 Notes for publicly registered notes with, subject to limited exceptions, identical terms.

          EPL incurred direct costs in connection with this offering. These costs have been capitalized and are included in other assets in the accompanying balance sheets. The Company used the proceeds from the 2013 Notes to purchase substantially all of the outstanding 2009 Notes.

          On May 15, 2006, EPL, our wholly owned subsidiary, commenced a tender offer to purchase for cash all of the outstanding 2013 Notes and we solicited consents to amend the indenture governing the 2013 Notes to remove substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indenture. The tender offer and consent solicitation for the 2013 Notes are conditioned upon the completion of the initial public offering. (See Note 12)

                    As a holding company, the stock of EPL constitutes EPLI’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to EPLI, and the 2013 Notes and the 2014 Notes (see Note 9) have restrictions that limit distributions or dividends to be paid by EPL to the Company. Conditions that would allow for distributions or dividends to be made include compliance with a Fixed Charge Coverage Ratio test (as defined in the indenture governing the 2013 Notes) and cash received from the proceeds of new equity contributions. As of June 30, 2006, we are restricted from incurring additional indebtedness, as EPL does not currently meet the fixed charge coverage ratio. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances.

8. Notes Payable to Merrill Lynch, Bank of America, et al and Revolving Credit Facility

          On November 18, 2005, EPL entered into senior secured credit facilities (the “Credit Facility”) with EPLI, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The Credit Facility provides for a $104.5 million term loan and $25.0 million in revolving availability. Of this senior secured revolving credit facility, EPL drew down $2.8 million and issued $8.1 million of letters of credit to replace existing letters of credit. Future principal payments under the new term loan at June 30, 2006 are as follows (in thousands).

Year Ending December 31

2006 (July 1st – December 31st)	$523
2007	1,045
2008	1,045
2009	1,045
2010	1,045
Thereafter	99,275

$103,978

          The Credit Facility bears interest, payable quarterly, at a Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin is based on EPL’s financial performance, as defined. The applicable margin rate was 3.00% with respect to LIBOR and 2.00% with respect to Base Rate advances and thereafter ranges from: 2.75% to 2.25% with respect to LIBOR advances and 1.75% to 1.25% with respect to Base Rate advances. The effective rate at June 30, 2006 was 8.22%. The Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of the Company, a first priority pledge by the Company of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets. In addition, the Credit Facility is guaranteed by the Company and Holdings. The Credit Facility matures on November 18, 2011. At June 30, 2006, we had outstanding letters of credit totaling $7.5 million, which served as collateral for our various workers’ compensation insurance programs.

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

          At June 30, 2006, the Company had $24.5 million outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39.3 million at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014.

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

          On May 15, 2006, the Company commenced a tender offer to purchase for cash all of the outstanding 2014 Notes and we solicited consents to amend the indenture governing the 2014 Notes to remove substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indenture. The tender offer and consent solicitation for the 2014 Notes are conditioned upon the completion of the initial public offering. (See Note 12)

10. Income Taxes

          The Company’s taxable income or loss is included in the consolidated federal and state income tax returns of Holdings. The Company records its provision for income taxes based on its separate stand-alone operating results using the asset and liability method. The Company recorded a provision for income taxes of $0.8 million for each of the 26-week periods ended June 30, 2005 and June 30, 2006. The effective tax rates for the 26 weeks ended June 30, 2005 and 2006, were 35.0% and 38.9%, respectively.

11. New Accounting Pronouncements

          In July 2006, the FASB issued Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The disclosure of this cumulative effect of the change on retained earnings in the statement of financial position is required only in the year of adoption. The Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

          In October 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP 13-1 applies to reporting periods beginning after December 15, 2005. Retrospective application in accordance with FASB SFAS No. 154 “Accounting Changes and Error Corrections”, is permitted but not required. The adoption of FSP 13-1 did not have a significant impact on its financial position or results of operations.

          In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. This EITF addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. This EITF is effective for leasehold improvements that are purchased or acquired after June 30, 2005. The adoption of this EITF did not have a material impact on the Company’s consolidated results of operations or financial position.

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

12. Initial Public Offering

          On May 8, 2006, the parent of EPLI, El Pollo Loco Holdings, Inc., filed a registration statement with the Securities and Exchange Commission for an initial public offering of approximately $135 million of common stock.

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

          Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include concerns about food-borne illnesses, negative publicity, whether or not valid, adverse public perception due to the occurrence of avian flu, increases in the cost of chicken, our dependence upon frequent deliveries of food and other supplies, our sensitivity to events and conditions in the greater Los Angeles area, our ability to open new restaurants in new and existing markets, our reliance in part on our franchisees, our vulnerability to changes in consumer preferences and economic conditions, our ability to compete successfully with other quick service and fast casual restaurants, our ability to service our indebtedness, matters relating to employment and labor laws, labor shortages or increases in labor costs, our ability to renew leases at the end of their terms, the impact of federal, state or local government regulations relating to the preparation and sale of food, zoning and building codes, and employee, environmental and other matters; our ability to protect our name and logo and other proprietary information; and the impact of litigation.. Actual results may differ materially due to these risks and uncertainties and those described in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on April 10, 2006.

          We use a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. For simplicity of presentation, we have described the 26-week periods ended June 29, 2005 and June 28, 2006 as June 30, 2005 and 2006, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2005, which ended December 28, 2005, and fiscal year 2006, which ends December 27, 2006, are both 52-week fiscal years. References to “our restaurant system” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

Overview

          EPL Intermediate, Inc. (“EPLI”) through its wholly-owned subsidiary El Pollo Loco, Inc. (“EPL” and collectively with EPLI, the “Company,” “we,” “us” and “our”) owns, operates and franchises restaurants specializing in marinated flame-grilled chicken. As of June 30, 2006, our restaurant system had 341 restaurants, consisting of 146 company-operated and 195 franchised locations, located principally in

California, with additional restaurants in Arizona, Nevada, Texas and Illinois. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-thru convenience.

          Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. For the 26 weeks ended June 30, 2006, same-store sales for restaurants systemwide increased 7.5% over the 26 weeks ended June 30, 2005.

          The increase in company-operated restaurant revenue is due to growth in new company-operated restaurants and to increases in same-store sales, which includes transaction and price increases over this period. We implemented a chicken meal restructuring in May 2005 and a menu price increase in January and March of 2006. The chicken meal restructuring consisted of changing our menu to allow our customers to select chicken meals specifying white meat, dark meat or mixed pieces and changing prices accordingly. We plan to open seven to ten company-operated restaurants per year over the next few years, which is slightly higher than our company-operated restaurant growth over the last few years. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics.

          Franchise revenue consists of royalties, initial franchise fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. As of July 25, 2006, we are legally authorized to market franchises in all 50 states. We have entered into area development agreements that, beginning in the fourth quarter of 2004, have resulted in area development fees being recognized as the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

          Product cost includes food and paper costs and is our largest single expense. It is subject to increase or decrease based on commodity cost changes, and depends in part on the success of controls we have in place to manage product cost in the restaurants. In February 2005, we renewed our chicken contracts with terms ranging from two to three years at higher prices than the expiring contracts. One of these contracts provides a floor and ceiling price for the chicken we buy from the supplier after the first year. We implemented the chicken meal restructuring in May 2005 and price increases in January and March of 2006 that have partially mitigated the impact of higher chicken prices on our profitability.

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

          General and administrative expense has increased as a result of the issuance of the 2009 Notes, the 2010 Notes, the 2013 Notes and the 2014 Notes. Since the issuance of the 2009 Notes in December 2003, we have incurred and will incur expenses due to rating agency fees, higher directors and officers insurance, compliance with laws relating to corporate governance and public disclosure and audit fees. In addition, in fiscal year 2004 we began to incur additional costs associated with developing disclosure controls and procedures and implementing the level of internal controls required for a company with registered securities. General and administrative expense has also increased from 2003 to 2005 as a result of stock option bonus expense to restore the approximate economic position of our option holders after dividends were paid to our stockholder with the net proceeds from the issuance of the 2009 Notes and the 2010 Notes. We expect general and administrative expense to increase in 2006 and in the future due to option grant related expense as a result of the adoption of FAS 123(R) at the beginning of 2006 and expense related to options granted in December 2005 that will be cancelled and replaced with restricted stock upon completion of an initial public offering that uses variable accounting to determine the change in the incremental value of the award at each reporting period.

Results of Operations

          Our operating results for the 13 weeks ended June 30, 2005 and 2006 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended June 30,

	2005	2006

Income Statement Data:

Restaurant revenue	100.0%	100.0%

Product cost	31.6	30.9

Payroll and benefits	25.4	25.7

Depreciation and amortization	6.3	4.1

Other operating expenses	31.5	31.3

Operating income	12.2	14.8

Interest expense	8.3	11.5

Income before income taxes	3.9	3.3

Net income	2.5	2.0

Supplementary Income Statement Data:

Restaurant other operating expense	18.5	19.6

Franchise expense	1.4	1.4

General and administrative expense	11.6	10.3

Total other operating expenses	31.5	31.3

     13 Weeks Ended June 30, 2006 Compared to 13 Weeks Ended June 30, 2005

          Restaurant revenue increased $4.5 million, or 7.9%, to $61.7 million for the 13 weeks ended June 30, 2006 from $57.2 million for the 13 weeks ended June 30, 2005. This increase was partially due to an additional $1.1 million in restaurant revenue resulting from a 1.9% increase in company-operated same-store sales for the 2006 period from the 2005 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s one-year anniversary. The increase in restaurant revenue also was due in part to revenues of $1.8 million in fiscal 2006 from six restaurants opened in fiscal 2005 and $1.6 million from four restaurants opened in fiscal 2006.

          Franchise revenue increased $0.2 million, or 4.8%, to $4.2 million for the 13 weeks ended June 30, 2006 from $4.0 million for the 13 weeks ended June 30, 2005. This increase is due primarily to an increase in royalties resulting from a 6.0% increase in franchise same-store sales.

          Product cost increased $0.9 million, or 5.3%, to $19.0 million for the 13 weeks ended June 30, 2006 from $18.1 million for the 13 weeks ended June 30, 2005. These costs as a percentage of restaurant revenue were 30.9% for the 2006 period compared to 31.6% for the 2005 period. The 0.7% decrease in product cost as a percentage of restaurant revenue resulted primarily from the chicken meal restructuring in May 2005 and the menu price increases taken in January and March of 2006. This decrease was partially offset by chicken prices increasing as our new chicken contracts took effect in March 2005.

          Payroll and benefit expenses increased $1.4 million, or 9.3%, to $15.9 million for the 13 weeks ended June 30, 2006 from $14.5 million for the 13 weeks ended June 30, 2005. As a percentage of restaurant revenue, these costs increased 0.3% to 25.7% for the 2006 period from 25.4% for the 2005 period. This increase is primarily attributed to increased spending on manager training and increased worker’s compensation expense in the current period.

          Depreciation and amortization decreased $1.1 million, or 30.3%, to $2.5 million for the 13 weeks ended June 30, 2006 compared to $3.6 million for the 13 weeks ended June 30, 2005. These costs as a percentage of restaurant revenue decreased 2.2% to 4.1% in 2006 from 6.3% for the 2005 period. The decrease in depreciation expense is due to the revaluation of the company’s assets that was completed with the sale of the company to CAC.

          Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

          Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $1.6 million, or 14.8%, to $12.1 million for the 13 weeks ended June 30, 2006 from $10.6 million for the 13 weeks ended June 30, 2005. These costs as a percentage of restaurant revenue increased 1.1% to 19.6% for the 2006 period from 18.5% for the 2005 period. The increase in operating costs is due primarily to an increase in occupancy expense of $0.9 million, which is partially attributed to the revaluation of our leases that was completed with the sale of the company. The increase is also due to higher utilities of $0.3 million and higher repair and maintenance costs of $0.4 million. Advertising expense was also $0.4 million lower in the 2006 period. Our advertising spending in the second quarter of 2006 was 3.4% of sales which was under the planned annual rate of 4%, compared to the second quarter of 2005 which was 4.4% of sales, and each quarter may be above or below this planned annual rate, depending on the timing of marketing promotion and the relative weights and price of media spending.

          Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased to $0.9 million the 13-week periods ended June 30, 2006 compared to $0.8 million for the 2005 period.

          General and administrative expense decreased $0.3 million, or 4.8%, to $6.3 million for the 13 weeks ended June 30, 2006 from $6.6 million for the 13 weeks ended June 30, 2005. General and administrative expense as a percentage of revenue was 10.3% and 11.6% for the thirteen weeks ended June 30, 2006 and 2005, respectively. General and administrative expense decreased as a percentage of revenue due to the increased revenues in the 2006 period as compared to the comparable 2005 period. The decrease was also attributed to an asset impairment charge in the 2005 period that did not recur in the 2006 period of $0.9 million, a decrease in bonuses of $0.4 million, partially offset by increased salaries and wages of $0.3 due primarily to increased headcount. The decrease was also partially offset by an increase in expense of $0.3 million due to unvested options granted in December 2005 that will be cancelled and replaced with restricted stock upon completion of an initial public offering accounted for using variable accounting, which requires us to recognize expense based on the change in the incremental value of the award at each accounting period.

          Interest expense, net of interest income, increased $2.3 million, or 49.0%, to $7.1 million for the 13 weeks ended June 30, 2006 from $4.8 million for the 13 weeks ended June 30, 2005. Our average debt balances for the 2006 period increased to $258.0 million compared to $169.1 million for the 2005 period and our average interest rate increased to 10.55% for the 2006 period compared to 10.08% for the 2005 period.

          Our provision for income taxes consisted of income tax expense of $0.8 million for each of the 13-week periods ended June 30, 2006 and June 30, 2005, for an effective tax rate of 38.9% for 2006 and 35.0% for 2005.

          As a result of the factors above, net income remained relatively flat at $1.2 million for the 13 weeks ended June 30, 2006 compared with $1.4 million for the 13 weeks ended June 30, 2005, or 2.0% and 2.5% as a percentage or restaurant revenue, for the 13 weeks ended June 30, 2006 and 2005, respectively.

          Our operating results for the 26 weeks ended June 30, 2005 and 2006 are expressed as a percentage of restaurant revenue below:

	26 Weeks Ended June 30,

	2005	2006

Income Statement Data:

Restaurant revenue	100.0%	100.0%

Product cost	31.7	31.5

Payroll and benefits	25.9	25.5

Depreciation and amortization	6.5	4.0

Other operating expenses	31.8	32.3

Operating income	11.0	13.5

Interest expense	8.8	11.8

Income before income taxes	2.2	1.7

Net income	1.4	1.0

Supplementary Income Statement Data:

Restaurant other operating expense	18.9	20.3

Franchise expense	1.4	1.5

General and administrative expense	11.5	10.5

Total other operating expenses	31.8	32.3

     26 Weeks Ended June 30, 2006 Compared to 26 Weeks Ended June 30, 2005

          Restaurant revenue increased $12.5 million, or 11.5%, to $120.8 million for the 26 weeks ended June 30, 2006 from $108.3 million for the 26 weeks ended June 30, 2005. This increase was partially due to an additional $6.2 million in restaurant revenue resulting from a 5.8% increase in company-operated same-store sales for the 2006 period from the 2005 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s one-year anniversary. The increase in restaurant revenue also was due in part to revenues of $4.2 million in fiscal 2006 from six restaurants opened in fiscal 2005 and $2.1 million from four restaurants opened in fiscal 2006.

           Franchise revenue increased $0.7 million, or 9.3%, to $8.2 million for the 26 weeks ended June 30, 2006 from $7.5 million for the 26 weeks ended June 30, 2005. This increase is due primarily to an increase in royalties resulting from a 9.1% increase in franchise same-store sales.

           Product cost increased $3.7 million, or 10.8%, to $38.0 million for the 26 weeks ended June 30, 2006 from $34.3 million for the 26 weeks ended June 30, 2005. These costs as a percentage of restaurant revenue were 31.5% for the 2006 period compared to 31.7% for the 2005 period. The 0.2% decrease in product cost as a percentage of restaurant revenue resulted primarily from the chicken meal restructuring in May 2005 and the menu price increases taken in January and March of 2006. This decrease was partially offset by chicken prices increasing as our new chicken contracts took effect in March 2005.

           Payroll and benefit expenses increased $2.7 million, or 9.8%, to $30.8 million for the 26 weeks ended June 30, 2006 from $28.1 million for the 26 weeks ended June 30, 2005. As a percentage of restaurant revenue, these costs decreased 0.4% to 25.5% for the 2006 period from 25.9% for the 2005 period. This decrease was primarily due to margin leverage from the chicken meal restructuring in May 2005 and the menu price increases taken in January and March of 2006 and also in part to labor savings from the implementation of a labor scheduling guide used to improve labor scheduling and efficiencies.

           Depreciation and amortization decreased $2.2 million, or 31.0%, to $4.9 million for the 26 weeks ended June 30, 2006 compared to $7.1 million for the 26 weeks ended June 30, 2005. These costs as a percentage of restaurant revenue decreased 2.5% to 4.0% in 2006 from 6.5% for the 2005 period. The decrease in depreciation expense is due to the revaluation of the company’s assets that was completed with the sale of the company to CAC.

           Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

           Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $4.0 million, or 19.9%, to $24.5 million for the 26 weeks ended June 30, 2006 from $20.5 million for the 26 weeks ended June 30, 2005. These costs as a percentage of restaurant revenue increased 1.4% to 20.3% for the 2006 period from 18.9% for the 2005 period. The increase in operating costs is due primarily to an increase in occupancy expense of $1.7 million, which is partially attributed to the revaluation of our leases that was completed with the sale of the company. The increase is also due to higher utilities of $0.6 million, increased preopening expenses of $0.2 million and higher repair and maintenance costs of $0.7 million, which is primarily due to fryer maintenance, which was completed on all company stores in the first quarter of 2006. Credit card charges and bank fees were also $0.2 million higher due to the higher sales volume.

           Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased to $1.8 million the 26-week periods ended June 30, 2006 compared to $1.5 million for the 2005 period.

           General and administrative expense remained relatively flat at $12.7 million for the 26 weeks ended June 30, 2006 at $12.5 million for the 26 weeks ended June 30, 2005. General and administrative expense as a percentage of revenue was 10.5% and 11.5% for the 26 weeks ended June 30, 2006 and 2005, respectively. General and administrative expense decreased as a percentage of revenue due to the increased revenues in the 2006 period as compared to the comparable 2005 period. The decrease as a percentage of revenue was also attributed to an asset impairment charge in the 2005 period that did not recur in the 2006 period of $1.1 million, a decrease in bonuses of $0.4 million, partially offset by increased salaries and wages of $0.7 primarily due to increased headcount, increased legal fees of $0.3 million and an increase in outside services expense of $0.2 million. The decrease was also partially offset by an increase in expense of $0.3 million due to unvested options granted in December 2005 that will be cancelled and replaced with restricted stock upon completion of an initial public offering accounted for using variable accounting, which requires us to recognize expense based on the change in the incremental value of the award at each accounting period.

           Interest expense, net of interest income, increased $4.7 million, or 49.6%, to $14.2 million for the 26 weeks ended June 30, 2006 from $9.5 million for the 26 weeks ended June 30, 2005. Our average debt balances for the 2006 period increased to $259.3 million compared to $169.2 million for the 2005 period and our average interest rate increased to 10.54% for the 2006 period compared to 9.91% for the 2005 period.

           Our provision for income taxes consisted of income tax expense of $0.8 million for each of the 26-week period ended June 30, 2006 and June 30, 2005, for an effective tax rate of 38.9% for 2006 and 35.0% for 2005.

           As a result of the factors above, net income decreased $0.3 million to $1.3 million for the 26 weeks ended June 30, 2006 from $1.6 million for the 26 weeks ended June 30, 2005, or 1.0% and 1.4% as a percentage or restaurant revenue, for the 26 weeks ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

           Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. Our indebtedness at June 30, 2006 was $258.2 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the $25.0 million revolving portion of EPL’s senior credit facility will be adequate to meet our future liquidity needs for the foreseeable future.

          Cash and cash equivalents decreased $1.9 million from $3.6 million at December 28, 2005 to $1.7 million at June 30, 2006. In the first six months of fiscal 2006, we made $0.5 million in principal repayments on EPL’s loan and $2.8 million in payments to pay off borrowings under our revolving credit facility. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under EPL’s senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the 2013 Notes and the 2014 Notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

           Operating Activities. We had net cash provided by operating activities of $9.9 million for the 26 weeks ended June 30, 2006 compared with net cash provided by operating activities of $13.9 million for the 26 weeks ended June 30, 2005. The decrease in cash provided by operating activities of $4.0 million in the 2006 period compared to the 2005 period was primarily attributable to decreased depreciation and amortization of assets of $2.2 million due to the revaluation that was completed with the sale of the company, an asset impairment charge that did not recur in the 2006 period of $1.1 million, and a decreased accounts payable balance of $1.1 million partially offset by a decrease in income taxes receivable of $1.8 million.

           Investing Activities. We had net cash used in investing activities of $6.7 million for the 26 weeks ended June 30, 2006 compared with $6.9 million for the 26 weeks ended June 30, 2005. The decrease in cash used in investing activities of $0.2 million was related to decreased spending in expenditures for new store construction of $0.5 million, $1.2 million spent on our POS rollout in the 2005 period that did not recur in the 2006 period, and $1.1 million in spending for other assets in the 2005 period, partially offset by $2.0 million in acquisition costs paid in the 2006 period and $0.5 million in proceeds from disposition of assets in 2005 that did not recur in 2006.

           Financing Activities. We had net cash used in financing activities of $5.1 million for the 26 weeks ended June 30, 2006 compared with net cash used in financing activities of $3.4 million for the 26 weeks ended June 30, 2005. The increase in cash used in financing activities in the 2006 period was attributable to $1.2 million in deferred financing costs paid in the 2006 period and the $2.8 million payment of the revolver partially offset by decreased principal payments of our new term loan.

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

           In October 2005, we commenced a tender offer to purchase for cash any and all outstanding 2009 Notes and 2010 Notes and solicited consents to amend the indentures governing the 2009 and 2010 Notes to eliminate substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indentures. As of June 30, 2006, all of the 2010 Notes have been purchased for cash, and all except for $250,000 in aggregate principal amount of the 2009 Notes have been purchased for cash. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures have been eliminated.

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

          On May 15, 2006, the Company commenced a tender offer to purchase for cash all of the outstanding 2013 Notes and 2014 Notes and we solicited consents to amend the indenture governing the 2013 Notes and the 2014 Notes to remove substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indenture. The tender offer and consent solicitation for the 2013 Notes and the 2014 Notes are conditioned upon the completion of the initial public offering.

           At June 30, 2006, we had $24.5 million outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39.3 million at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014.

           At June 30, 2006, we had outstanding letters of credit totaling $7.5 million, which served as collateral for our various workers’ compensation insurance programs.

           Franchisees pay a monthly advertising fee of 4% of gross sales for the Los Angeles designated market area or 5% of gross sales for other markets. Pursuant to our Uniform Franchise Offering Circular, we contribute, where we have company-operated restaurants, to the advertising fund on the same basis as franchised restaurants. Under our franchise agreements, we are obligated to use all advertising fees collected from franchisees to purchase, develop and engage in advertising, public relations and marketing activities to promote the El Pollo Loco brand. At June 30, 2006, the Company recorded a liability for unused advertising fees collected from franchisees of $1.4 million and has a corresponding $1.2 million obligation to contribute to the advertising fund for company-operated restaurants.

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

           As of June 30, 2006, EPL was in compliance with all of the financial covenants contained in its senior credit facility. As of such date we calculated all relevant ratios under EPL’s senior credit facility as follows:

•	EPL’s “consolidated fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.10 to 1; and

•	EPL’s “consolidated leverage ratio” (as such term is defined in the senior credit agreement) was 5.9 to 1.

           These two ratios were permitted to be no less than 1.00 to 1, and no greater than 6.00 to 1, respectively, as of such date.

           In addition, as June 30, 2006, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as such terms are defined in the indenture governing the 2014 Notes) at 1.13 to 1 and 5.7 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. The indenture permits us to incur indebtedness that (a) is contractually subordinated to the 2014 Notes, (b) has a maturity date after November 15, 2014, and (c) does not provide for payment of cash interest prior to November 15, 2014. The indenture also permits our “restricted subsidiaries” (as such term is defined in the indenture), including EPL, to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, and, in the case of indebtedness incurred by us, if our consolidated leverage ratio would have been equal to or less than 7.5 to 1, all as determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if such indebtedness had been incurred at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness.

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

Initial Public Offering

           On May 8, 2006, the parent of EPLI, El Pollo Loco Holdings, Inc., filed a registration statement with the Securities and Exchange Commission for an initial public offering of approximately $135 million of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

           The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates.

           We are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to interest on our senior credit facility that is payable at a fixed base rate of 3% plus a variable component based on LIBOR.

           A hypothetical 10% fluctuation in the variable interest rate on our existing debt of $104.5 million as of December 28, 2005 would result in an increase or decrease in interest expense of approximately $0.5 million in a given year. We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates as of June 30, 2006 to be material.

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

           As of June 30, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

           There have been no changes in our internal control over financial reporting that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          On June 22, 2006, we filed a complaint for Declaratory Relief, Breach of Written Contract and Bad Faith against Arch Specialty Insurance Company, seeking damages and equitable relief for Arch’s refusal to carry out the obligations of their insurance contract to defend and indemnify, among other things, El Pollo Loco in the EPL-Mexico v. EPL-USA trademark litigation referenced above. No responsive pleading has yet been filed by Arch in this case.

          Also see our Annual Report on Form 10-K for the year ended December 28, 2005 as filed with the SEC on April 10, 2006.

Item 1A. Risk Factors

          Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. For discussion of our potential risks our uncertainties, refer to “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 28, 2005 as filed with the U.S. Securities Exchange Commission on April 10, 2006 as well as “Risk Factors,” included in the Registration Statement on Form S-1 filed by Holdings on May 8, 2006, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

             None.

Item 3. Defaults Upon Senior Securities

             None.

Item 4. Submission of Matters to a Vote of Security Holders

             None.

Item 5. Other Information

             None.

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

EPL INTERMEDIATE, INC

Date: August 14, 2006	By:	/s/ Stephen E. Carley

Stephen E. Carley
President

	By:	/s/ Joseph Stein

Joseph Stein
Vice President and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Documents

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002