Form 10-Q
period 2006-09-27
EPL Intermediate, Inc.
filed 2006-11-14
CIK 1289728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-115644

EPL Intermediate, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4092105
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3333 Michelson Drive, Suite 550
Irvine, California	92612

(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐  No ☒

As of November 10, 2006, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands)

	DECEMBER 28,	SEPTEMBER 30,
ASSETS	2005	2006

CURRENT ASSETS:
Cash and cash equivalents	$3,552	$7,406
Notes and accounts receivable—net	2,998	3,579
Inventories	1,372	1,296
Prepaid expenses and other current assets	3,189	3,394
Income taxes receivable	3,825	362
Deferred income taxes	1,520	1,520

Total current assets	16,456	17,557

PROPERTY OWNED—Net	69,121	71,265

PROPERTY HELD UNDER CAPITAL LEASES—Net	2,186	1,773

GOODWILL	272,204	277,536

DOMESTIC TRADEMARKS—Net	120,700	120,700

OTHER INTANGIBLE ASSETS—Net	13,698	12,399

OTHER ASSETS	11,554	12,081

TOTAL ASSETS	$505,919	$513,311

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	DECEMBER 28,	SEPTEMBER 30,
	2005	2006

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$2,775	$—
Current portion of note payable	1,045	1,045
Current portion of obligations under capital leases	1,264	1,207
Accounts payable	10,215	10,813
Accrued salaries	4,184	4,104
Accrued vacation	1,728	1,755
Accrued insurance	3,539	3,667
Accrued interest	2,631	6,339
Accrued advertising	911	1,287
Other accrued expenses and current liabilities	3,683	4,026
Amounts due to predecessor stockholders	—	2,146

Total current liabilities	31,975	36,389

NONCURRENT LIABILITIES:
Senior secured notes (2009 Notes)	250	250
Senior unsecured notes (2013 Notes)	123,425	123,597
Discount notes (2014 Notes)	22,889	25,414
Note payable—less current portion	103,455	102,671
Obligations under capital leases—less current portion	5,211	4,369
Deferred income taxes	34,383	34,324
Other intangible liabilities—net	9,037	7,795
Other noncurrent liabilities	3,603	4,665

Total noncurrent liabilities	302,253	303,085

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in-capital	172,279	172,637
Retained earnings / (accumulated deficit)	(588)	1,200

Total stockholder’s equity	171,691	173,837

TOTAL	$505,919	$513,311

See notes to condensed consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended September 30,		39 Weeks Ended September 30,
	Predecessor 2005	Successor 2006	Predecessor 2005	Successor 2006

OPERATING REVENUE:
Restaurant revenue	$57,538	$61,673	$165,873	$182,502
Franchise revenue	4,023	4,636	11,524	12,833

Total operating revenue	61,561	66,309	177,397	195,335

OPERATING EXPENSES:
Product cost	18,349	19,117	52,651	57,125
Payroll and benefits	14,432	15,459	42,526	46,297
Depreciation and amortization	3,655	2,608	10,732	7,488
Other operating expenses	16,829	20,071	51,291	59,098

Total operating expenses	53,265	57,255	157,200	170,008

OPERATING INCOME	8,296	9,054	20,197	25,327

INTEREST EXPENSE—Net	4,737	7,228	14,238	21,446

INCOME BEFORE PROVISION FOR INCOME TAXES	3,559	1,826	5,959	3,881

PROVISION FOR INCOME TAXES	1,459	1,294	2,298	2,093

NET INCOME	$2,100	$532	$3,661	$1,788

See notes to condensed consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	39 Weeks Ended September 30,
	Predecessor 2005	Successor 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,661	$1,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and intangible assets	10,732	7,488
Stock-based compensation expense	—	330
Interest accretion	3,949	2,697
(Gain) loss on disposal of assets	(492)	4
Asset impairment	1,047	—
Amortization of deferred financing costs	1,216	984
Amortization of leasehold interest	(1,122)	(286)
Deferred income taxes	—	(59)
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(540)	(581)
Inventories	(59)	76
Prepaid expenses and other current assets	(606)	(205)
Income taxes receivable / payable	2,234	3,463
Other assets	(166)	69
Accounts payable	1,131	489
Accrued salaries and vacation	719	(53)
Accrued insurance	103	128
Other accrued expenses and current and noncurrent liabilities	5,276	5,489

Net cash provided by operating activities	27,083	21,821

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	1,360	2
Purchase of other assets	(1,086)	—
Purchase of property	(10,219)	(8,994)
Payment of acquisition costs	—	(2,949)

Net cash used in investing activities	(9,945)	(11,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	28
Payment of obligations under capital leases	(963)	(899)
Payments on debt	(7,852)	(3,559)
Payment of deferred financing costs	—	(1,596)

Net cash used in financing activities	(8,815)	(6,026)

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	39 Weeks Ended September 30,
	Predecessor	Successor
	2005	2006

INCREASE IN CASH AND CASH EQUIVALENTS	$8,323	$3,854

CASH AND CASH EQUIVALENTS—
Beginning of period	5,636	3,552

CASH AND CASH EQUIVALENTS—
End of period	$13,959	$7,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest (net of amounts capitalized)	$6,309	$14,542

Income taxes	$65	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Unpaid purchases of property and equipment	$553	$109

Recording of amounts due to predecessor stockholders in connection with acquistion	$—	$2,146

See notes to condensed consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly-Owned Subsidiary of El Pollo Loco Holdings, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

          The accompanying condensed consolidated financial statements are unaudited. EPL Intermediate, Inc. (“EPLI”) and its wholly-owned subsidiary, El Pollo Loco, Inc. (EPL and, together with EPLI, the “Company”) prepared these condensed consolidated financial statements in accordance with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

          The Company uses a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2005, which ended December 28, 2005, and fiscal year 2006, which will end December 27, 2006, are both 52-week fiscal years. For simplicity of presentation, the Company has described the 13-week periods ended September 28, 2005 and September 27, 2006 as September 30, 2005 and 2006, respectively.

          The Company is a wholly-owned subsidiary of El Pollo Loco Holdings, Inc. (“Holdings”), which is a wholly owned indirect subsidiary of Chicken Acquisition Corp (“CAC”) which is owned by Trimaran Pollo Partners, LLC (the “LLC”). The Company’s activities are performed principally through its wholly-owned subsidiary, EPL, which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco®.

2. Acquisition of the Company

          On September 27, 2005, Holdings entered into a stock purchase agreement (the “Stock Purchase Agreement”) among CAC, Holdings, EPLI, EPL, the equity holders of Holdings, and American Securities Capital Partners, L.P. (“ASCP”). Pursuant to the Stock Purchase Agreement, CAC, an affiliate of Trimaran Fund II, L.L.C., agreed to purchase (the “Acquisition”) all of Holdings’ issued and outstanding common stock (other than certain shares exchanged by existing shareholders, including management, representing approximately 7.3% of Holdings). On November 18, 2005, Holdings, CAC, and the other parties to the Stock Purchase Agreement completed the Acquisition. The Company prior to the Acquisition is referred to as the “Predecessor” and after the Acquisition is referred to as the “Successor.”

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

          The purchase price allocation was based on estimates of the fair value of the assets acquired and liabilities assumed as determined by an independent valuation company. The valuation is being finalized. The final determination of assets acquired and liabilities assumed and final allocation of the purchase price may differ from the amounts included in these financial statements. Goodwill was adjusted for various liabilities that were identified during the current period. Adjustments to the purchase price allocation are expected to be finalized during fiscal 2006. The current period adjustment of $.7 million is the result of a revision to the amount due to predecessor stockholders related to income tax refunds.

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

The following activities occurred with respect to the existing indebtedness of the Predecessor and its subsidiary that was refinanced by the Successor and its subsidiary:

•

In October 2005, EPL commenced a tender offer to purchase for cash any and all outstanding 9 1/4% Senior Secured Notes due 2009 (the “2009 Notes”), and EPLI commenced a tender offer to purchase for cash any and all outstanding 12 1/2% Senior Discount Notes due 2010 (the “2010 Notes”). EPL and EPLI also solicited consents to amend the indentures governing the 2009 and 2010 Notes to eliminate substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indentures. As of September 30, 2006, all of the 2010 Notes have been purchased for cash, and all except for $250,000 in aggregate principal amount of the 2009 Notes have been purchased for cash. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures have been eliminated.

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

4. Stock-Based Compensation

          As of September 30, 2006, options to purchase 288,417 shares of common stock of CAC at the fair value of the shares at the date of grant were outstanding. Included in that amount are 81,540 options that are fully vested; the remaining options vest 100% on the seventh anniversary of the grant date, 100% upon a change of control at CAC if certain conditions are met, or partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the seventh anniversary of the grant date.

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

          The weighted-average estimated fair value of employee stock options granted during the 39 weeks ended September 30, 2006 was $43.59 per share using the Black-Scholes model with the following weighted-average assumptions used to value the option grants:

39 weeks ended September 30, 2006

Expected volatility	41%

Expected term life	7.0 years

Forfeiture rate	1.22%

Risk free interest rates	4.46%

Expected dividend	0%

           Under the prospective method of SFAS 123R, compensation expense was recognized during the 39 weeks ended September 30, 2006 for all stock based payments granted after December 28, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. During the 13 weeks and 39 weeks ended September 30, 2006, the Company recognized share-based compensation expense before tax of $28,000 and $84,000, respectively, related to stock option grants after December 28, 2005. This expense was included in other operating expenses. This incremental stock based compensation expense caused a decrease to net income of $12,000 and $43,000 during the 13 weeks and 39 weeks ended September 30, 2006, respectively. The adoption of SFAS 123(R) did not impact the Company’s cash flows.

          Upon consummation of an initial public offering, the Company would incur compensation expense related to the immediate vesting of 50% of the unvested portion of the options granted in 2006. The expense will be determined by calculating 50% of the unrecognized compensation cost as of the date of the completion of the offering.

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

          The Company accounts for unvested options that will be cancelled and replaced with restricted stock upon completion of an initial public offering using variable accounting which requires the Company to recognize expense in future reporting periods based on the change in incremental value of the award at each reporting period. A reduction in compensation expense of $19,000 and a corresponding increase in net income of $8,000 was recognized for the 13 weeks ended September 30, 2006, and compensation expense of $246,000 and a corresponding decrease in net income of $126,000 was recognized for the 39 weeks ended September 30, 2006. At the date of cancellation of the original award and issuance of the replacement award upon completion of an offering, the Company will begin applying SFAS 123(R) to the award. SFAS 123(R) requires recording compensation expense for the incremental cost (the difference between the fair value of the award immediately before and after the modification) plus any unamortized intrinsic value computed on the modification date. As the fair value of the award will be equivalent before and after the modification, there will be no incremental cost related to this stock award upon modification. However, compensation expense will be recorded for the unamortized intrinsic value computed on the modification date.

          As of September 30, 2006, there was approximately $2.6 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining vesting period of approximately 6.3 years or earlier upon the successful completion of an initial public offering of the Company’s common stock.

Changes in stock options for the 39 weeks ended September 30, 2006 are as follows:

	Shares	Weighted-Average Exercise Price	Options Exercisable

Outstanding—December 28, 2005	277,608	$63.53	81,835
Grants (weighted-average fair value of $43.59 per share)	17,778	$86.43
Exercised	(295)	$10.80
Forfeited	(6,674)	$86.43

Outstanding—September 30, 2006	288,417	$64.47	81,540

Outstanding stock options at September 30, 2006 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.98	17,694	3.6	$2.98	17,694	$2.98
$7.56	24,026	4.8	$7.56	24,026	$7.56
$9.68-$11.77	33,074	6.2	$10.67	33,074	$10.67
$15.48-$20.60	6,746	8.4	$18.59	6,746	$18.59
$86.43	206,877	9.5	$86.43	—	$—
	288,417	8.3	$64.47	81,540	$8.74

The weighted average remaining contractual life for options exercisable as of September 30, 2006 was 5.1 years.

          The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $12.7 million and $8.2 million, respectively. The intrinsic value is calculated as the difference between the market value as of September 30, 2006 and the exercise price of the options outstanding and options exercisable.

5. Commitments and Contingencies

          On or about April 16, 2004, three former employees, Elias, Ramirez and Rivera, filed a class action suit in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The complaint was served on EPL on April 19, 2004. The court has ordered the class action stayed pending the arbitration of one of the named putative class plaintiffs as a result of his execution of a mandatory arbitration agreement with EPL. While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, the Company cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. If a class were ultimately certified, any settlement of or judgment arising from such lawsuit could be material, and the Company cannot give any assurance that the Company would have the resources available to pay such settlement or judgment.

          On or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against EPL in the Superior Court of the State of California, County of Los Angeles. Mr. Amezcua has been voluntarily dismissed as the purported class representative in this case and replaced by a new individual, Carlos Olvera. This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. EPL was served with this complaint on December 16, 2005. The court has ordered the case designated as “complex” and related to the Elias case referenced above, and both cases have been assigned to the complex litigation panel. The Company is awaiting the Court’s decision on its motion to compel the arbitration of Mr. Olvera and its request for a stay of the class action. While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, the Company cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could have an adverse material impact.

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

          On June 22, 2006, the Company filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company, seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, El Pollo Loco in the EPL-Mexico v. EPL-USA trademark litigation referenced above. The case is still in the pleading phase.

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

6. Predecessor Debt

          In December 2003, EPL issued the 2009 Notes, consisting of $110.0 million of senior secured notes accruing interest at 9.25% per annum, due 2009. In March 2004, EPLI issued the 2010 Notes, consisting of $70.0 million in aggregate principal amount at maturity of 12 1/2% senior discount notes due 2010. In October 2005, EPL and EPLI commenced tender offers to purchase all outstanding 2009 Notes and 2010 Notes (collectively, the “Notes”), respectively; concurrently, EPL and EPLI solicited consents to amend the indentures governing the Notes to eliminate substantially all of the restrictive covenants and certain events of default and to modify other provisions contained in the indentures. As of September 30, 2006, all of the Notes, with the exception of $250,000 of 2009 Notes, have been purchased. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures have been eliminated.

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

          In connection with the issuance of the 2013 notes, EPL filed a registration statement in April 2006 enabling holders to exchange the privately placed 2013 Notes for publicly registered notes with, subject to limited exceptions, identical terms. An amended registration statement was filed and became effective on October 12, 2006.

          EPL incurred direct costs in connection with the offering of the 2013 Notes. These costs have been capitalized and are included in other assets in the accompanying balance sheets. The Company used the proceeds from the 2013 Notes to purchase substantially all of the outstanding 2009 Notes.

          On May 15, 2006, EPL, our wholly owned subsidiary, commenced a tender offer to purchase for cash all of the outstanding 2013 Notes and EPL solicited consents to amend the indenture governing the 2013 Notes to remove substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indenture. The tender offer and consent solicitation for the 2013 Notes were conditioned upon the completion of an initial public offering. On October 12, 2006, Holdings filed a letter of withdrawal with the SEC withdrawing its intended initial public offering. Concurrently, the Company withdrew its tender offer for the 2013 and 2014 bonds. (See Note 12)

                    As a holding company, the stock of EPL constitutes EPLI’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to EPLI, and the 2013 Notes and the 2014 Notes (see Note 9) have restrictions that limit distributions or dividends to be paid by EPL to the EPLI. Conditions that would allow for distributions or dividends to be made include compliance with a Fixed Charge Coverage Ratio test (as defined in the indenture governing the 2013 Notes) and cash received from the proceeds of new equity contributions. As of September 30, 2006, we are restricted from incurring additional indebtedness, as EPL does not currently meet the fixed charge coverage ratio. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances.

8. Notes Payable to Merrill Lynch, Bank of America, et al and Revolving Credit Facility

          On November 18, 2005, EPL entered into senior secured credit facilities (the “Credit Facility”) with EPLI, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The Credit Facility provides for a $104.5 million term loan and $25.0 million in revolving availability. Of this senior secured revolving credit facility, EPL drew down $2.8 million and issued $8.1 million of letters of credit to replace existing letters of credit. Future principal payments under the new term loan at September 30, 2006 are as follows (in thousands).

Year Ending December 31

2006 (October 1st – December 31st)	$261
2007	1,045
2008	1,045
2009	1,045
2010	1,045
Thereafter	99,275

$103,716

          The Credit Facility bears interest, payable quarterly, at a Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin is based on EPL’s financial performance, as defined. The applicable margin rate was 3.00% with respect to LIBOR and 2.00% with respect to Base Rate advances and thereafter ranges from: 2.75% to 2.25% with respect to LIBOR advances and 1.75% to 1.25% with respect to Base Rate advances. The effective rate at September 30, 2006 was 8.4%. The Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of the Company, a first priority pledge by the Company of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets. In addition, the Credit Facility is guaranteed by the Company and Holdings. The Credit Facility matures on November 18, 2011. At September 30, 2006, we had outstanding letters of credit totaling $7.4 million, which served as collateral for our various workers’ compensation insurance programs.

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

          At September 30, 2006, the Company had $25.4 million outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39.3 million at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014.

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

          In connection with the issuance of the 2014 notes, the Company agreed to file a registration statement within 150 days after the issuance of the 2014 Notes, enabling holders to exchange the privately placed 2014 Notes for publicly registered notes with, subject to limited exceptions, identical terms. The Company filed such registration statement on April 14, 2006. An amended registration statement was filed and became effective on October 12, 2006.

          EPLI incurred direct costs in connection with its offering of the 2014 Notes. These costs have been capitalized and are included in other assets in the accompanying balance sheets.

          On May 15, 2006, the Company commenced a tender offer to purchase for cash all of the outstanding 2014 Notes and the Company solicited consents to amend the indenture governing the 2014 Notes to remove substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indenture. The tender offer and consent solicitation for the 2013 Notes were conditioned upon the completion of the initial public offering. On October 12, 2006, Holdings filed a letter of withdrawal with the SEC withdrawing its intended IPO. Concurrently, the Company withdrew our tender offer for the 2013 and 2014 bonds. (See Note 12.)

10. Income Taxes

          The Company’s taxable income or loss is included in the consolidated federal and state income tax returns of Holdings. The Company records its provision for income taxes based on its separate stand-alone operating results using the asset and liability method. The Company recorded a provision for income taxes of $2.3 million and $2.1 million for the 39-week periods ended September 30, 2005 and 2006, respectively. The effective tax rates for the 39 weeks ended September 30, 2005 and 2006, were 41.0% and 48.7%, respectively.

11. New Accounting Pronouncements

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company expects to adopt SFAS 157 effective January 1, 2008, as required. The Company has not yet determined the impact, if any, of adopting the provisions of SFAS 157 on its financial position, results of operations and liquidity.

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

12. Initial Public Offering

          On May 8, 2006, the parent of EPLI, Holdings, filed a registration statement with the Securities and Exchange Commission for an initial public offering of approximately $135 million of common stock. On October 12, 2006, Holdings withdrew its registration statement on Form S-1 as current market conditions made it inadvisable to proceed with the offering at that time. No shares of common stock of Holdings were issued or sold under the registration statement.

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

          Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include concerns about food-borne illnesses, negative publicity, whether or not valid, adverse public perception due to the occurrence of avian flu, increases in the cost of chicken, our dependence upon frequent deliveries of food and other supplies, our sensitivity to events and conditions in the greater Los Angeles area, our ability to open new restaurants in new and existing markets, our reliance in part on our franchisees, our vulnerability to changes in consumer preferences and economic conditions, our ability to compete successfully with other quick service and fast casual restaurants, our ability to service our indebtedness, matters relating to employment and labor laws, labor shortages or increases in labor costs, our ability to renew leases at the end of their terms, the impact of federal, state or local government regulations relating to the preparation and sale of food, zoning and building codes, and employee, environmental and other matters; our ability to protect our name and logo and other proprietary information; and the impact of litigation. Actual results may differ materially due to these risks and uncertainties and those described in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on April 10, 2006.

          We use a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. For simplicity of presentation, we have described the 39-week periods ended September 28, 2005 and September 27, 2006 as September 30, 2005 and 2006, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2005, which ended December 28, 2005, and fiscal year 2006, which ends December 27, 2006, are both 52-week fiscal years. References to “our restaurant system” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

Overview

          EPL Intermediate, Inc. (“EPLI”) through its wholly-owned subsidiary El Pollo Loco, Inc. (“EPL” and collectively with EPLI, the “Company,” “we,” “us” and “our”) owns, operates and franchises restaurants specializing in marinated flame-grilled chicken. As of September 30, 2006, our restaurant system had 348 restaurants, consisting of 148 company-operated and 200 franchised locations, located principally in California, with additional restaurants in Arizona, Nevada, Texas, Illinois and Colorado. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-thru convenience.

          Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. For the 13 and 39 weeks ended September 30, 2006, same-store sales for restaurants systemwide increased 3.8 % and 6.3%, respectively, over the 13 and 39 weeks ended September 30, 2005.

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

          Franchise revenue consists of royalties, initial franchise fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. Currently, we are legally authorized to market franchises in all 50 states. We have entered into area development agreements that, beginning in the fourth quarter of 2004, have resulted in area development fees being recognized as the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

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

          Payroll and benefits comprise the next largest single expense. Payroll and benefits have been and remain subject to inflation, including salaries due to minimum wage increases and expenses for health insurance and workers’ compensation insurance. On September 12, 2006, the state of California passed legislation increasing the minimum wage in the state from $6.75 per hour to $7.50 per hour effective January 1, 2007. Additionally on January 1, 2008, the minimum wage in California will go up to $8.00 per hour. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. Workers’ compensation insurance costs are subject to a number of factors, and although the state of California passed legislation designed to reduce workers’ compensation insurance expense to employers, we cannot predict whether such legislation will actually reduce our workers’ compensation insurance expense. We have seen a reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in fiscal year 2002.

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

          General and administrative expense increased as a result of the issuance of the 2009 Notes, the 2010 Notes, the 2013 Notes and the 2014 Notes. Since the issuance of the 2009 Notes in December 2003, we have incurred and will incur expenses due to rating agency fees, higher directors and officers insurance, compliance with laws relating to corporate governance and public disclosure and audit fees. In addition, in fiscal year 2004 we began to incur additional costs associated with developing disclosure controls and procedures and implementing the level of internal controls required for a company with registered securities. General and administrative expense has also increased from 2003 to 2005 as a result of stock option bonus expense to restore the approximate economic position of our option holders after dividends were paid to our stockholder with the net proceeds from the issuance of the 2009 Notes and the 2010 Notes. We expect general and administrative expense to increase in 2006 and in the future due to option grant related expense as a result of the adoption of FAS 123(R) at the beginning of 2006 and expense related to options granted in December 2005 that will be cancelled and replaced with restricted stock upon completion of an initial public offering that are accounted for using variable accounting to determine the expense based on the change in the incremental value of the award at each reporting period.

Results of Operations

          Our operating results for the 13 weeks ended September 30, 2005 and 2006 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended September 30,

	2005	2006

Income Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	31.9	31.0
Payroll and benefits	25.1	25.1
Depreciation and amortization	6.4	4.2
Other operating expenses	29.2	32.5
Operating income	14.4	14.7
Interest expense	8.2	11.7
Income before income taxes	6.2	3.0
Net income	3.7	0.9
Supplementary Income Statement Data:
Restaurant other operating expense	18.4	21.6
Franchise expense	1.3	1.4
General and administrative expense	9.5	9.5
Total other operating expenses	29.2	32.5

     13 Weeks Ended September 30, 2006 Compared to 13 Weeks Ended September 30, 2005

          Restaurant revenue increased $4.1 million, or 7.2%, to $61.7 million for the 13 weeks ended September 30, 2006 from $57.5 million for the 13 weeks ended September 30, 2005. This increase was partially due to an additional $1.2 million in restaurant revenue resulting from a 2.1% increase in company-operated same-store sales for the 2006 period from the 2005 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s one-year anniversary. The increase in restaurant revenue also was due in part to revenues of $1.1 million in fiscal 2006 from three restaurants opened in fiscal 2005 and $1.9 million from six restaurants opened in fiscal 2006.

          Franchise revenue increased $0.6 million, or 15.2%, to $4.6 million for the 13 weeks ended September 30, 2006 from $4.0 million for the 13 weeks ended September 30, 2005. This increase is due to an increase in royalties resulting from a 5.2% increase in franchise same-store sales and is also due to an increase of $0.3 million in front-end fees recognized in the current period for the opening of new franchise stores and the execution of new development agreements.

          Product cost increased $0.8 million, or 4.2%, to $19.1 million for the 13 weeks ended September 30, 2006 from $18.3 million for the 13 weeks ended September 30, 2005. These costs as a percentage of restaurant revenue were 31.0% for the 2006 period compared to 31.9% for the 2005 period. The 0.9% decrease in product cost as a percentage of restaurant revenue resulted primarily from the chicken meal restructuring in May 2005 and the menu price increases taken in January and March of 2006.

          Payroll and benefit expenses increased $1.0 million, or 7.1%, to $15.5 million for the 13 weeks ended September 30, 2006 from $14.4 million for the 13 weeks ended September 30, 2005. As a percentage of restaurant revenue, these costs remained flat at 25.1% for the 2006 and 2005 period. This increase is primarily attributed to increased spending on manager training and increased worker’s compensation expense in the current period.

          Depreciation and amortization decreased $1.1 million, or 28.6%, to $2.6 million for the 13 weeks ended September 30, 2006 compared to $3.7 million for the 13 weeks ended September 30, 2005. These costs as a percentage of restaurant revenue decreased 2.2% to 4.2% in 2006 from 6.4% for the 2005 period. The decrease in depreciation expense is due to the revaluation of the company’s assets that was completed with the sale of the company to CAC.

          Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

          Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $2.7 million, or 25.7%, to $13.3 million for the 13 weeks ended September 30, 2006 from $10.6 million for the 13 weeks ended September 30, 2005. These costs as a percentage of restaurant revenue increased 3.2% to 21.6% for the 2006 period from 18.4% for the 2005 period. The increase in operating costs is due primarily to an increase in occupancy expense of $0.9 million, which is partially attributed to the revaluation of our leases that was completed with the sale of the company. The increase is also due to higher utilities of $0.3 million and higher repair and maintenance costs of $0.3 million. Advertising expense was also $0.8 million higher in the 2006 period. Our advertising spending in the third quarter of 2006 was 4.2% of sales which was over the planned annual rate of 4%, compared to the third quarter of 2005 which was 3.2% of sales, and each quarter may be above or below this planned annual rate, depending on the timing of marketing promotion and the relative weights and price of media spending.

          Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased to $0.9 million the 13-week periods ended September 30, 2006 compared to $0.8 million for the 2005 period.

          General and administrative expense increased $0.4 million, or 7.9%, to $5.9 million for the 13 weeks ended September 30, 2006 from $5.4 million for the 13 weeks ended September 30, 2005. General and administrative expense as a percentage of revenue remained flat at 9.5% for the thirteen weeks ended September 30, 2006 and 2005. The increase was attributed to a gain on the sale of assets in the 2005 period that did not recur in the 2006 period of $0.3 million and increased meeting fees in the 2006 period due to the leadership conference being held earlier this year than in 2005, partially offset by decreased legal fees of $0.2 million.

          Interest expense, net of interest income, increased $2.5 million, or 52.6%, to $7.2 million for the 13 weeks ended September 30, 2006 from $4.7 million for the 13 weeks ended September 30, 2005. Our average debt balances for the 2006 period increased to $258.4 million compared to $167.7 million for the 2005 period and our average interest rate increased to 10.78% for the 2006 period compared to 9.99% for the 2005 period.

          Our provision for income taxes consisted of income tax expense of $1.3 million and $1.5 million for the 13-week periods ended September 30, 2006 and 2005, respectively, for an effective tax rate of 56.7% for 2006 and 41.0% for 2005. The 2006 period’s effective tax rate was impacted by the “disqualified portion” of the original issue discount related to the 2014 Notes in the amount of $0.5 million. The limitation on deductibility of interest is covered under the Applicable High Yield Discount Obligation (AHYDO) rules in Section 163(i) of the Internal Revenue Code.

          As a result of the factors above, net income was $0.5 million for the 13 weeks ended September 30, 2006 compared with $3.7 million for the 13 weeks ended September 30, 2005, or 0.9% and 3.7% as a percentage or restaurant revenue, for the 13 weeks ended September 30, 2006 and 2005, respectively.

          Our operating results for the 39 weeks ended September 30, 2005 and 2006 are expressed as a percentage of restaurant revenue below:

	39 Weeks Ended September 30,

	2005	2006

Income Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	31.7	31.3
Payroll and benefits	25.6	25.4
Depreciation and amortization	6.5	4.1
Other operating expenses	30.9	32.4
Operating income	12.2	13.9
Interest expense	8.6	11.8
Income before income taxes	3.6	2.1
Net income	2.2	1.0
Supplementary Income Statement Data:
Restaurant other operating expense	18.7	20.8
Franchise expense	1.4	1.4
General and administrative expense	10.8	10.2
Total other operating expenses	30.9	32.4

     39 Weeks Ended September 30, 2006 Compared to 39 Weeks Ended September 30, 2005

          Restaurant revenue increased $16.6 million, or 10.0%, to $182.5 million for the 39 weeks ended September 30, 2006 from $165.9 million for the 39 weeks ended September 30, 2005. This increase was partially due to an additional $7.4 million in restaurant revenue resulting from a 4.5% increase in company-operated same-store sales for the 2006 period from the 2005 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s one-year anniversary. The increase in restaurant revenue also was due in part to revenues of $5.3 million in fiscal 2006 from six restaurants opened in fiscal 2005 and $4.0 million from six restaurants opened in fiscal 2006.

           Franchise revenue increased $1.3 million, or 11.4%, to $12.8 million for the 39 weeks ended September 30, 2006 from $11.5 million for the 39 weeks ended September 30, 2005. This increase is due primarily to an increase in royalties resulting from a 7.8% increase in franchise same-store sales.

           Product cost increased $4.4 million, or 8.5%, to $57.1 million for the 39 weeks ended September 30, 2006 from $52.7 million for the 39 weeks ended September 30, 2005. These costs as a percentage of restaurant revenue were 31.3% for the 2006 period compared to 31.7% for the 2005 period. The 0.4% decrease in product cost as a percentage of restaurant revenue resulted primarily from the chicken meal restructuring in May 2005 and the menu price increases taken in January and March of 2006.

           Payroll and benefit expenses increased $3.8 million, or 8.9%, to $46.3 million for the 39 weeks ended September 30, 2006 from $42.5 million for the 39 weeks ended September 30, 2005. As a percentage of restaurant revenue, these costs decreased 0.2% to 25.4% for the 2006 period from 25.6% for the 2005 period. This decrease was primarily due to margin leverage from the chicken meal restructuring in May 2005 and the menu price increases taken in January and March of 2006 and also in part to labor savings from the implementation of a labor scheduling guide used to improve labor scheduling and efficiencies.

           Depreciation and amortization decreased $3.2 million, or 30.2%, to $7.5 million for the 39 weeks ended September 30, 2006 compared to $10.7 million for the 39 weeks ended September 30, 2005. These costs as a percentage of restaurant revenue decreased 2.4% to 4.1% in 2006 from 6.5% for the 2005 period. The decrease in depreciation expense is due to the revaluation of the company’s assets that was completed with the sale of the company to CAC.

           Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

           Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $6.8 million, or 21.9%, to $37.9 million for the 39 weeks ended September 30, 2006 from $31.1 million for the 39 weeks ended September 30, 2005. These costs as a percentage of restaurant revenue increased 2.1% to 20.8% for the 2006 period from 18.7% for the 2005 period. The increase in operating costs is due primarily to an increase in occupancy expense of $2.6 million, which is partially attributed to the revaluation of our leases that was completed with the sale of the company. The increase is also due to higher utilities of $0.9 million, increased preopening expenses of $0.4 million and higher repair and maintenance costs of $1.0 million, partially due to fryer maintenance, which was completed on all company stores in the first quarter of 2006. Credit card charges and bank fees were also $0.2 million higher due to the higher sales volume. Advertising expense was also $0.6 million higher in the 2006 period due to the higher sales volume.

           Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased to $2.6 million the 39-week periods ended September 30, 2006 compared to $2.3 million for the 2005 period.

           General and administrative expense increased to $18.6 million for the 39 weeks ended September 30, 2006 compared to $17.9 million for the 39 weeks ended September 30, 2005. General and administrative expense as a percentage of revenue was 10.2% and 10.8% for the 39 weeks ended September 30, 2006 and 2005, respectively. General and administrative expense decreased as a percentage of revenue due to the increased revenues in the 2006 period as compared to the comparable 2005 period. The increase in general and administrative is attributed to a gain on sale of assets of $0.4 million that occurred in the 2005 period, increased salaries and wages expense of $0.9 million primarily due to increased headcount, increased travel and entertainment expenses of $0.3 million, increased meeting expenses of $0.2 million, increased legal fees of $0.1 million, increased management fees of $0.1 million and an increase in closed store reserve expense of $0.1 million. The increase was also due to an expense of $0.3 million due to unvested options granted in December 2005 that will be cancelled and replaced with restricted stock upon completion of an initial public offering accounted for using variable accounting, which requires us to recognize expense based on the change in the incremental value of the award at each accounting period. This increase was partially offset by a decrease in bonus expense of $0.8 million, an asset impairment charge in the 2005 period that did not recur in the 2006 period of $1.1 million and bonus expense related to the revaluation of stock options of $0.4 million that did not recur in the 2006 period.

           Interest expense, net of interest income, increased $7.2 million, or 50.6%, to $21.4 million for the 39 weeks ended September 30, 2006 from $14.2 million for the 39 weeks ended September 30, 2005. Our average debt balances for the 2006 period increased to $259.0 million compared to $167.9 million for the 2005 period and our average interest rate increased to 10.62% for the 2006 period compared to 9.94% for the 2005 period.

           Our provision for income taxes consisted of income tax expense of $2.1 million and $2.3 million for the 39-week periods ended September 30, 2006 and 2005, respectively, for an effective tax rate of 48.7% for 2006 and 41.0% for 2005. The 2006 period’s effective tax rate was impacted by the “disqualified portion” of the original issue discount related to the EPL Intermediate Discount Notes in the amount of $0.5 million. The limitation on deductibility of interest is covered under the Applicable High Yield Discount Obligation (AHYDO) rules in Section 163(i) of the Internal Revenue Code.

           As a result of the factors above, net income decreased $1.9 million to $1.8 million for the 39 weeks ended September 30, 2006 from $3.7 million for the 39 weeks ended September 30, 2005, or 1.0% and 2.2% as a percentage or restaurant revenue, for the 39 weeks ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

          Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. Our indebtedness at September 30, 2006 was $258.6 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the $25.0 million revolving portion of EPL’s senior credit facility will be adequate to meet our future liquidity needs for the foreseeable future.

          Cash and cash equivalents increased $3.8 million from $3.6 million at December 28, 2005 to $7.4 million at September 30, 2006. In the first nine months of fiscal 2006, we made $0.8 million in principal repayments on EPL’s loan and $2.8 million in payments to pay off borrowings under our revolving credit facility. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under EPL’s senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the 2013 Notes and the 2014 Notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

          Operating Activities. We had net cash provided by operating activities of $21.8 million for the 39 weeks ended September 30, 2006 compared with net cash provided by operating activities of $27.1 million for the 39 weeks ended September 30, 2005. The decrease in cash provided by operating activities of $5.3 million in the 2006 period compared to the 2005 period was primarily attributable to decreased depreciation and amortization of assets of $3.2 million due to the revaluation that was completed with the sale of the company, an asset impairment charge that did not recur in the 2006 period of $1.1 million, a decrease in interest accretion of $1.3 million and a decrease in net income of $1.9 million.

          Investing Activities. We had net cash used in investing activities of $11.9 million for the 39 weeks ended September 30, 2006 compared with $9.9 million for the 39 weeks ended September 30, 2005. The increase in cash used in investing activities of $2.0 million was related to $2.9 million in acquisition costs paid in the 2006 period and $1.4 million in proceeds from disposition of assets in 2005 that did not recur in 2006 partially offset by decreased spending in expenditures for new store construction of $1.2 million.

          Financing Activities. We had net cash used in financing activities of $6.0 million for the 39 weeks ended September 30, 2006 compared with net cash used in financing activities of $8.8 million for the 39 weeks ended September 30, 2005. The decrease in cash used in financing activities in the 2006 period was attributable to decreased principal payments of our new term loan, partially offset by a $2.8 million payment of our revolver and $1.6 million in deferred financing costs paid in the 2006 period.

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

          In October 2005, we commenced a tender offer to purchase for cash any and all outstanding 2009 Notes and 2010 Notes and solicited consents to amend the indentures governing the 2009 and 2010 Notes to eliminate substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indentures. As of September 30, 2006, all of the 2010 Notes have been purchased for cash, and all except for $250,000 in aggregate principal amount of the 2009 Notes have been purchased for cash. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures have been eliminated.

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

          On May 15, 2006, the Company commenced a tender offer to purchase for cash all of the outstanding 2013 Notes and 2014 Notes and we solicited consents to amend the indenture governing the 2013 Notes and the 2014 Notes to remove substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indenture. The tender offer and consent solicitation for the 2013 Notes and the 2014 Notes were conditioned upon the completion of the initial public offering. On October 12, 2006, we filed a letter of withdrawal with the SEC effectively withdrawing our intended IPO. Concurrently, we withdrew our tender offer for the 2013 and 2014 bonds.

          At September 30, 2006, we had $25.4 million outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39.3 million at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014.

          At September 30, 2006, we had outstanding letters of credit totaling $7.4 million, which served as collateral for our various workers’ compensation insurance programs.

          Franchisees pay a monthly advertising fee of 4% of gross sales for the Los Angeles designated market area or 5% of gross sales for other markets. Pursuant to our Uniform Franchise Offering Circular, we contribute, where we have company-operated restaurants, to the advertising fund on the same basis as franchised restaurants. Under our franchise agreements, we are obligated to use all advertising fees collected from franchisees to purchase, develop and engage in advertising, public relations and marketing activities to promote the El Pollo Loco brand. At September 30, 2006, the Company recorded a liability for unused advertising fees collected from franchisees of $1.1 million and has a corresponding $1.1 million obligation to contribute to the advertising fund for company-operated restaurants.

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

          As of September 30, 2006, EPL was in compliance with all of the financial covenants contained in its senior credit facility. As of such date we calculated all relevant ratios under EPL’s senior credit facility as follows:

•	EPL’s “consolidated fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.13 to 1; and

•	EPL’s “consolidated leverage ratio” (as such term is defined in the senior credit agreement) was 5.14 to 1.

          These two ratios were permitted to be no less than 1.00 to 1, and no greater than 6.00 to 1, respectively, as of such date.

          In addition, as September 30, 2006, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as such terms are defined in the indenture governing the 2014 Notes) at 1.51 to 1 and 5.98 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. The indenture permits us to incur indebtedness that (a) is contractually subordinated to the 2014 Notes, (b) has a maturity date after November 15, 2014, and (c) does not provide for payment of cash interest prior to November 15, 2014. The indenture also permits our “restricted subsidiaries” (as such term is defined in the indenture), including EPL, to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, and, in the case of indebtedness incurred by us, if our consolidated leverage ratio would have been equal to or less than 7.5 to 1, all as determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if such indebtedness had been incurred at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness.

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

Initial Public Offering

          On May 8, 2006, the parent of EPLI, El Pollo Loco Holdings, Inc., filed a registration statement with the Securities and Exchange Commission for an initial public offering of approximately $135 million of common stock. On October 12, 2006, El Pollo Loco Holdings, Inc. withdrew its registration statement on Form S-1 as current market conditions made it inadvisable to proceed with the offering at that time. No shares of common stock of Holdings were issued or sold under the registration statement.

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

          A hypothetical 10% fluctuation in the variable interest rate on our existing debt of $104.5 million as of December 28, 2005 would result in an increase or decrease in interest expense of approximately $0.5 million in a given year. We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates as of September 30, 2006 to be material.

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

          As of September 30, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

          There have been no changes in our internal control over financial reporting that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          On June 22, 2006, we filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company, seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, EPL in the EPL-Mexico v. EPL-USA trademark litigation referenced above. No responsive pleading has yet been filed by Arch in this case.

          Also see our Annual Report on Form 10-K for the year ended December 28, 2005 as filed with the SEC on April 10, 2006.

Item 1A. Risk Factors

          Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. For discussion of our potential risks our uncertainties, refer to “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 28, 2005 as filed with the U.S. Securities Exchange Commission on April 10, 2006.

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

EPL INTERMEDIATE, INC

Date: November 13, 2006	By:	/s/ Stephen E. Carley

Stephen E. Carley
President

	By:	/s/ Joseph Stein

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