Form 10-K
period 2006-12-27
EPL Intermediate, Inc.
filed 2007-03-23
CIK 1289728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

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

          The common stock of the registrant is not publicly traded and is held 100% by an affiliate.

          An aggregate of 100 shares of common stock of the registrant were outstanding as of March 23, 2007.

Documents Incorporated By Reference

None.

TABLE OF CONTENTS

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

          Restaurant-level cash flow represents restaurant-level revenue less product cost, payroll and benefits and restaurant other operating expenses. We present restaurant-level cash flow margin, which is calculated as a percentage of restaurant revenue, as a further supplemental measure of the performance of our company-operated restaurants. We measure each of our company-operated restaurants relative to other company-operated restaurants, in part on the basis of restaurant-level cash flow. We believe that analysts and investors consider similar measures of performance in evaluating other restaurant companies. In addition, because we do not include general and administrative expense in our computation, restaurant-level cash flow does not reflect all the costs of operating the restaurants as if they were a stand-alone business unit. General and administrative expense includes significant expenses necessary to manage a multiple-restaurant operation, certain of which, such as financing, payroll administration, accounting and bookkeeping, legal and tax expenses, would also be required of a typical stand-alone restaurant operation.

          The discussion of the results of operations for the twelve months ended December 28, 2005 included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the combined results for the Predecessor period from December 30, 2004 through November 17, 2005, and the Successor period November 18, 2005 through December 28, 2005. This combined presentation is not in accordance with GAAP; however, we believe it is useful in analyzing and comparing certain of our operation trends from fiscal 2005 to fiscal 2006 and fiscal 2004 to fiscal 2005. Because of purchase accounting adjustments related to our acquisition by CAC in November 2005, certain amounts might not be comparable between the periods.

PART 1

Item 1. Business.

Our Company

          EPL Intermediate, Inc. (“EPLI” or “Intermediate”) through its wholly owned subsidiary El Pollo Loco, Inc. (“EPL” and collectively with EPLI, the “Company,” “we,” “us” and “our”),” is the nation’s leading restaurant specializing in flame-grilled chicken. We strive to be the consumer’s top choice for flavor by serving high-quality meals, featuring our authentic, marinated, flame-grilled chicken. Our distinct menu, inspired by the kitchens of Mexico, along with our service format and price points, serves to differentiate our unique brand. We believe that we are strategically positioned to straddle the quick service restaurant, or QSR, and fast casual segments of the restaurant industry. We offer high-quality, freshly-prepared food commonly found in fast casual restaurants while at the same time providing the value and convenience typically available at traditional QSR chains. This positioning allows us to appeal to a broad range of consumers and to achieve a balanced mix between lunch and dinner sales. When compared with QSR chains, our system-wide AUV ranked fifth nationwide in 2005 according to Nation’s Restaurant News, an industry publication, and we believe that our average check is higher than that of the typical QSR chain. We have also achieved strong same-store sales growth, with our restaurants system-wide demonstrating annual average same-store sales growth of 5.4% since 2000 and system-wide same-store sales growth of 5.3% for fiscal 2006.

          Our menu features our authentic flame-grilled chicken and includes approximately 50 items ranging in price from $1.00 to $22.99, most of which we prepare from scratch using fresh, high-quality ingredients. We serve a variety of individual and family-size chicken meals, which include flour or corn tortillas, freshly-prepared salsas and a variety of side orders. In addition, we offer a wide variety of contemporary, Mexican-inspired entrees, featuring our signature marinated, flame-grilled chicken as the central ingredient, including our specialty Pollo Bowl®, Pollo Salads, signature burritos, chicken quesadillas, chicken tortilla soup and chicken tacos. Our individual and family-size meals appeal to customers for restaurant dining or take-out during dinnertime, while our more portable entrees appeal to customers at lunchtime or on the go. Our high-quality, flavorful food has broad appeal, and as a result, the customer base of each of our restaurants typically reflects the demographics of its surrounding area.

          As of December 27, 2006, our restaurant system consisted of 151 company-operated and 208 franchised restaurants located primarily in California, with additional restaurants in Arizona, Nevada, Texas, Illinois, Colorado and Connecticut.

          On November 18, 2005, we were acquired by Chicken Acquisition Corp. (“CAC”) (the “Acquisition”). In connection with the Acquisition, we refinanced substantially all of our existing long-term debt. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For fiscal year ending December 27, 2006, we had total revenue of $259.9 million, operating income of $30.5 million and net income of $0.6 million. Prior to the Acquisition, from December 30, 2004 to November 17, 2005 we had total revenue of $210.9 million, operating income of $19.9 million and net loss of $11.2 million. Subsequent to the Acquisition, from November 18, 2005 to December 28, 2005 we had total revenue of $26.3 million, operating income of $2.4 million and net loss of $588,000.

Industry Overview

          The U.S. restaurant industry, which represents about 4% of the U.S. gross domestic product, has achieved strong sales growth over the past several decades. According to the National Restaurant Association, a restaurant industry trade association, 2006 is expected to mark the 15th consecutive year of real sales growth for the industry. This growth has been driven by favorable consumer-related trends, including real gains in household income, the aging of the baby boomer generation, increases in consumer spending and, more generally, consumers’ desire for convenience. According to the USDA Economic Research Service, or ERS, dollars spent on food consumed away from home increased 35% between 1990 and 2004 in constant dollar terms. This trend is projected to continue as the percentage of dollars spent on food away from home is expected to increase from 48% in 2005 to 53% by 2010.

          Total restaurant industry revenue in the United States for 2006 is estimated to be $511 billion, an increase of 5.1% over 2005’s projected restaurant industry sales, according to the National Restaurant Association. Sales at QSRs are projected to be $142 billion in 2006, an increase of 4.9% over 2005. We believe that the fast casual sub-segment’s sales growth substantially outpaced both the overall limited-service and the full-service sectors, due to the growing number of consumers who demand casual-dining quality food and experience in a quick and convenient QSR delivery format and at a near-QSR price.

          Consumer awareness of the nutritional characteristics of chicken is a major factor that we believe will continue to drive chicken consumption. According to the ERS, per capita consumption of chicken in the United States increased 39% from 1990 to 2004.

Competitive Strengths

          Our Passion for Perfect Pollo. Our signature flame-grilled chicken is the cornerstone of our menu and our brand. We marinate fresh chicken in an authentic blend of citrus juice and spices in a specialized tumbler to ensure consistency and to maximize flavor. Our trained grill masters flame-grill the marinated chicken, giving it a crisp skin and golden-brown color, right in front of our customers. We believe our singular focus on delivering high quality, freshly-prepared chicken, from senior management down, creates loyalty and enthusiasm for our product and our brand among our customers and employees.

          Unique Brand with Broad Appeal. We have strategically positioned our brand between the QSR and fast casual segments of the restaurant industry. We believe our flame-grilled cooking method and high-quality food made fresh-to-order set us apart from our QSR competition, while our convenience and value proposition differentiate us from our fast casual competition. As a result, we believe that our brand appeals to a wide variety of consumers across different ethnic, age and income demographics, giving us access to an extensive number of markets and increasing the number of locations within each market in which our restaurants can successfully operate.

          Strong Restaurant-Level Profitability. Since opening our first restaurant over 25 years ago, we have grown to be the leader in the chicken QSR market for the greater Los Angeles area, where our restaurants achieved an estimated 43% market share in 2005, according to Restaurant Trends, a restaurant industry trade publication. Our balanced mix of business between lunch and dinner is an important driver of our strong restaurant-level profitability, with company-operated restaurants averaging restaurant-level cash flow margins of 22%, 23% and 22% for fiscal 2004, 2005 and 2006, respectively. In addition, our high AUV and restaurant-level profitability facilitate a strong return on invested capital for new company-operated and new franchised restaurants.

          Favorable Position with Respect to Industry and Demographic Trends. We believe we are well-positioned to benefit from several fundamental trends within the restaurant industry and the U.S. population, including:

•	increased expenditure on food consumed away from home and increased consumption of freshly-prepared food brought home;

•	rapid growth of ethnic food sales;

•	ongoing increase in chicken consumption as consumers continue to place a high priority on the importance of eating a healthy, lower-fat diet; and

•	continued rapid growth of the Hispanic population, which is our largest customer segment.

          Strong and Growing Franchise Base. As of December 27, 2006, approximately 58% of our restaurants were franchised. Our franchise base consists of many successful, long-standing, multi-unit restaurant operators, with 82% of our franchised restaurants owned and operated by franchisees who have been with us for more than 10 years. Since we initiated our franchise growth strategy in June 2003, we have targeted certain areas outside our Southern California market as dedicated franchise development areas and have signed agreements with a number of experienced, multi-unit restaurant operators to open franchise units in California, Washington, Arizona, Texas, Missouri, Illinois, Georgia, Virginia, Utah and the six New England states. As of January 24, 2007, we have commitments to open 133 restaurants.

          Scalable Infrastructure and Enhanced Brand Image. Since Stephen E. Carley, our President and Chief Executive Officer, joined us in 2001, our management team has focused on driving operational improvements and upgrading our brand image to improve our competitiveness and position us for future growth. Since the beginning of 2001, we have taken the following steps:

•

invested approximately $19.0 million in capital to remodel substantially all of our company-operated restaurants, upgrade our technology platform and install new kitchen equipment, primarily to correct historical under-investment by our former parent company;

•	enhanced our logo, menu format, product offering and restaurant design;

•	strengthened our infrastructure through investments to improve customer service, enhance the restaurant oversight process and upgrade our training programs; and

•	enhanced the overall quality of our franchise base by focusing on experienced, well-capitalized operators interested in developing multiple restaurants.

          Experienced Management Team. Our executive management team has extensive restaurant industry experience in addition to a significant multi-industry foundation in consumer marketing, operations and finance, having held key positions at leading food service businesses including PepsiCo Inc., Taco Bell Corp., Applebee’s International, Inc., McDonald’s Corporation and CKE Restaurants, Inc. Members of our management team were instrumental in the growth of several publicly-traded restaurant concepts prior to their tenure with us.

Business Strategy

          Increase Same-Store Sales. We have a strong track record of growing our same-store sales through a balanced mix of increasing customer traffic and average check. We will continue to drive same-store sales growth by:

•

Increasing Traffic. We intend to continue to increase traffic and transaction volume by introducing new items that complement our product base and by promoting menu items designed to deliver value in a highly competitive marketplace.

•

Increasing Average Check. We plan to increase the average customer check by selling add-on menu items, introducing new products with higher price points, selectively increasing prices on existing menu items and adjusting our menu board to encourage customers to select higher-priced menu items.

•

Executing Our Targeted Marketing Plan. Our empirical, data driven approach to marketing helps us to determine optimal pricing strategies, introduce products that reflect customer taste preferences and target advertising based on demographic profiles.

•

Enhancing Speed of Service. We currently have several initiatives to improve the speed of service for our customers, including the implementation of an improved labor scheduling system, a drive-thru timing reporting system, an additional register at each drive-thru location and a speed of service guarantee.

•

Developing Our Catering Business. We recently have begun to offer enhanced catering services at select locations and intend to introduce these services throughout our system, at both company-operated and franchised restaurants.

          Increase Penetration of Existing Markets. We will continue to open new company-operated and franchise restaurants in our existing markets, including California, Nevada, Arizona and Texas. We have a significant presence in the greater Los Angeles area, and we continue to believe that a significant opportunity for new store growth remains in all of our markets. Our strategy is to develop new company-operated restaurants in the greater Los Angeles area, Las Vegas and Fresno, California, and to partner with experienced, multi-unit restaurant operators in all other regions. Our extensive operational and site selection expertise in the greater Los Angeles area, Las Vegas and Fresno, create a strong platform on which to profitably grow our company-operated restaurant base. By partnering with experienced operators outside these areas, we expect to be able to leverage local operational and real estate expertise to generate high margin royalty revenue with limited capital investment on our part.

          We currently plan to open approximately ten new company-operated restaurants each year. As of December 27, 2006, a total of 20 sites have been identified for new company-operated restaurant openings in 2007 through 2008. Historically, there is a period of time before a new El Pollo Loco restaurant achieves its targeted level of performance due to higher operating costs caused by start-up costs and other temporary inefficiencies. We have experienced delays in opening some of our restaurants and may experience delays in the future. As of January 24, 2007, we had signed franchise development agreements with 13 franchisees to open an additional 59 restaurants in our existing markets, which are scheduled to open at various dates through 2015.

          Develop New Markets with Experienced Local Operators. We believe that our distinct product offering and unique brand will appeal to consumers in numerous expansion markets throughout the United States. We are currently legally authorized to market franchises in all 50 states and are pursuing opportunities in a number of those states. Our approach to developing new markets involves the identification of an experienced, local multi-unit operator, followed by a rigorous analysis of market potential before we enter into a development agreement. To date, we have signed development agreements with 8 franchisees to open an additional 74 restaurants in Illinois, the six New England states, Missouri, Georgia, Virginia, Utah and Washington, which are scheduled to open at various dates through 2015.

          Increase Our Profitability. Over the past several years we significantly improved our operations and implemented cost controls that led to increased restaurant-level profitability. We have identified several opportunities to continue to increase our operational efficiency and reduce our costs, including:

•	Improve Restaurant Operations. We intend to continue to improve restaurant operations through the use of our rigorous scorecard system and by implementing new information technology initiatives.

•	Leverage Our Existing Infrastructure. Our infrastructure is sufficient to support substantial growth without significant additional expense, and as a result, we anticipate driving increasing operating leverage over time as we expect our sales to grow faster than our general and administrative expenses.

•

Grow High Margin Franchise Revenue. Our growth strategy, which emphasizes franchise development, is expected to increase the percentage of our total revenue generated from high margin franchise royalties and is expected to increase our profitability.

Restaurant Operations and Products

          Restaurant Operations and Management. Our management team places tremendous emphasis on executing our mission, which is to “Passionately Serve Perfect Pollo Every Time.” To help ensure that we deliver on this mission, we have 18 area leaders and two directors of operations for our company-operated stores that report to our senior vice president of operations. Each area leader typically oversees eight to nine restaurants. General managers supervise the operations of each restaurant, and they are supported by a number of assistant managers, which varies based on the sales volume of the respective restaurant.

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

          We have food safety and quality assurance programs that are designed to maintain the highest standards for food and food preparation procedures used by company-operated and franchised restaurants. We have a team of quality assurance managers that perform comprehensive restaurant audits. Quality assurance managers visit each company-operated and franchised restaurant an average of two times a year and evaluate all areas of food handling, preparation and storage. Our quality assurance team also audits our suppliers on a frequency schedule based on the potential food safety risk of each product. In 2006, there were over 800 quality control site visits to restaurants and 69 audits of various suppliers. We also have continuous food safety training that teaches employees to pay detailed attention to product quality at every stage of the food preparation cycle.

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

          We devote considerable attention to controlling product costs, which are a significant portion of our restaurant expenses. We make extensive use of information technology to provide us with pertinent information on ideal food cost, inventory levels and inventory cost variances. We have implemented a new back office computer system that has added more controls surrounding inventory and cash management.

          Menu and Food Preparation. We are committed to serving quality chicken and Mexican-inspired food. This process begins with the selection of fresh ingredients. In preparing menu items, we emphasize quality and freshness. We regularly inspect our vendors to ensure both that the products we purchase conform to our high-quality standards and that the prices offered are competitive. We are committed to differentiating ourselves from other QSR competitors by utilizing fresh, high-quality ingredients as well as by preparing most of our items from scratch. The menu items at each of our restaurants are prepared at that restaurant from fresh chicken and ingredients delivered several times each week. All of our tortillas are trans fat free and we also use a trans fat free oil to prepare our chips.

          Our marinated, flame-grilled chicken is the key ingredient in many of our menu items. Fresh chickens are marinated in our restaurants twice a day, using marinating tumblers to ensure that our proprietary marinade deeply and consistently flavors the chicken. The cooking process on our extensive grill system does not employ any timers, so our cooks must use acquired experience to turn the chicken at the proper intervals in order to deliver our signature chicken to our customers. We believe our singular focus on delivering high quality, freshly-prepared chicken, from senior management down, creates loyalty and enthusiasm for the brand among our customers and employees.

          Our chicken is served with flour or corn tortillas, freshly-prepared salsas and a wide variety of side orders including Spanish rice, pinto beans, coleslaw and mashed potatoes. In addition to individual and family chicken meals in quantities of 8, 10 and 12 pieces, we also serve a wide variety of contemporary Mexican entrées including specialty chicken burritos, chicken quesadillas, our specialty Pollo Bowl®, fresh Pollo Salads, chicken tortilla soup, chicken tacos and taquitos. To complement our menu items, a salsa bar in each of our locations features four kinds of salsa prepared daily with fresh ingredients. We also serve Fosters Freeze® brand of soft-serve ice cream products in 76 company-operated restaurants and 88 franchised restaurants.

Marketing and Advertising

          Marketing Strategy. We strive to be the consumer’s top choice for flavor by serving high-quality meals, featuring our signature flame-grilled chicken, inspired by traditional Mexican cuisine. We seek to build long-term relationships with consumers based on a complete brand experience. With our brand’s authentic roots and our high-quality, tasty food, we attempt to inspire our consumers not only to frequent the brand, but also to generate other customers by word-of-mouth.

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

          We have developed and implemented an empirical, data-driven approach to marketing which helps us to determine optimal pricing strategies, customer taste preferences and demographic profiles. As a result of analyzing this data, we have developed a metric that assigns all items on the menu a “piece of chicken” equivalent. Sales per equivalent piece of chicken sold reveals pricing and promotion impact by factoring out the impact of the bundled family meals. We use this and other metrics to analyze potential promotions and to perform comparative post-promotion analyses to evaluate the accuracy of the assumptions made for each promotion.

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

          Advertising Strategy. We have developed key consumer insights that define consumer segments and their motivators. Our advertising is designed to capture our brand by stirring consumers’ preferences for wholesome, flavorful food without compromising convenience. Our advertising strategy is centered on our signature flame-grilled chicken while reinforcing our authentic Mexican-flavor profile. To most effectively execute this plan, we have developed targeted campaigns for the Hispanic market in addition to separate campaigns for the broader general market.

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

          Annual advertising expenditures are approximately 4% of company-operated and franchised restaurant revenue in the Los Angeles market area and 5% of company-operated and franchised restaurant revenue in markets outside of the Los Angeles market area. Approximately 23% of total advertising is spent on Spanish-language initiatives in the Hispanic market.

Intellectual Property

          We have registered El Pollo Loco®, Pollo Bowl®, The Crazy Chicken® and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and in approximately 42 foreign countries. In addition, El Pollo Loco’s logo and Web site name and address are our intellectual property. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are unsuccessful, or if any third party misappropriates or infringes on our intellectual property, either in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. Our policy is to pursue and maintain registration of our service marks and trademarks in those countries where our business strategy requires us to do so and to oppose vigorously any infringement or dilution of our service marks or trademarks in such countries. See “Item 3. Legal Proceedings” for a description of certain litigation involving our intellectual property.

          We maintain the recipe for our chicken marinade, as well as certain proprietary standards, specifications and operating procedures, as trade secrets or confidential proprietary information. We may not be able to prevent the unauthorized disclosure or use of our trade secrets or proprietary information, despite the existence of confidentiality agreements and other measures. If any of our trade secrets or proprietary information were to be disclosed to or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected.

Franchise Program

          We use franchising as our strategy to accelerate new restaurant growth in new markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 27, 2006, there were a total of 208 franchised restaurants, operated by 61 franchisees and 1 licensee (operating at Universal Studios Theme Park in Los Angeles, California). Franchisees range in size from single restaurant operators to our largest franchisee, who currently operates 38 restaurants. We employ three franchise consultants who work with franchisees to maintain system-wide quality. These consultants assist franchisees with new site proposals, new restaurant openings, marketing programs and ongoing operations activities. To support the expected growth in franchise restaurants, we have invested in a dedicated team of franchise management professionals including three directors of franchise sales, along with managers of operations, field marketing, training, real estate and purchasing.

          Our standard franchise agreement gives our franchisees the right to use our trademarks, service marks, trade dress and our proprietary recipes, systems, manuals, processes and related items. We also provide our franchisees with access to training, marketing, quality control, purchasing, distribution and operations assistance. We are not obligated to and currently do not provide nor plan to provide any direct or indirect financing or financing guarantees for our franchisees. The franchisee is required to pay an initial franchise fee of $40,000 for a 20-year franchise term per restaurant and in most cases, a renewal fee for a successor franchise agreement beyond the initial term. The initial franchise fee is reduced to $30,000 for second and subsequent restaurants opened under a development agreement. The franchisee is also required to pay monthly royalty fees of 4% of gross sales as well as monthly advertising fees of 4% of gross sales for the Los Angeles designated market area or 5% of gross sales for other markets. Our company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants. Under our franchise agreements, we are obligated to use all advertising fees collected from franchisees to purchase, develop and engage in advertising, public relations and marketing activities to promote the brand.

          We have entered into development agreements which generally grant exclusive rights to a prospective franchisee, who may be an existing franchisee, to develop a specified number of restaurants in a defined territory within a specified period of time. The development agreement typically requires the opening of three or more restaurants, with the first restaurant to be opened within eighteen months after execution of the development agreement and each subsequent restaurant to be opened within twelve-month intervals thereafter. The development agreements typically outline a schedule of requirements that the prospective franchisee must meet, such as site selection and acquisition, and typically require the developer to use diligent efforts to obtain government approvals and complete construction in order to open the restaurants as scheduled. If a prospective franchisee who has been granted an exclusive territory fails to meet the schedule set forth in the development agreement, the prospective franchisee could lose its exclusive rights in the defined territory and, in certain circumstances, the development agreement and the right to open our restaurants could terminate. Under the development agreement, we collect a development fee of $10,000 per restaurant, which is applied to the initial franchise fee when the franchise agreement for a restaurant is signed. In some circumstances, when a prospective franchisee does not meet the development schedule and the development agreement is terminated or expires, the development fee is forfeited.

          Under our agreement with Fosters Freeze International, Inc., our franchisees in California may also enter into a sublicense agreement with us under which they may sell a limited Fosters Freeze® menu in their restaurants.

          As a result of an initiative in the mid-1990’s to transfer certain company-operated restaurants to new franchisees, some franchisees sublease their restaurants from us. However, most franchisees currently either purchase the real estate upon which the restaurants are operated or enter into direct leases with third-party owners of real estate.

Purchasing

          Our ability to maintain consistent quality throughout our restaurants depends in part upon the ability to acquire food products and related items from reliable sources in accordance with our specifications. We have a contract with one national distributor for substantially all of the food and supplies, including the chicken that our company-operated restaurants receive from our suppliers. Fresh chicken is typically delivered every other day to each restaurant. We have a five-year distribution agreement with our long-standing distributor, which expires August 15, 2010. Currently, all franchisees are required to use this distributor as the sole approved distributor and they must purchase food and supplies only from approved suppliers.

          We regularly inspect vendors to ensure both that the products purchased conform to our high-quality standards and that the prices offered are competitive. To support this, we have a quality assurance team that performs comprehensive supplier audits on a frequency schedule based on the potential food safety risk of each product. In 2006, the quality control team conducted 69 supplier audits. With the exception of our distributor and chicken and beverage suppliers, we normally contract for food and paper items at fixed price contracts ranging from one to two years.

          In February 2005, we entered into a five-year contract with our primary beverage supplier, which provides for a marketing allowance based on gallons sold. A portion of the marketing allowance is specifically earmarked to be used to support our beverage product advertising programs. All franchisees are required to purchase beverages from approved suppliers.

          Historically, we have been able to limit our exposure to chicken prices through contracts ranging in term from one to three years and through menu price increases. In March 2007, we entered into new contracts with two of our current suppliers of chicken with terms that expire in February 2008 and February 2009. We also have an additional chicken supplier with a contract that started in March 2005 and goes through March 2008. The cost of chicken under these new contracts is slightly higher than under our prior contracts. We raised prices in January 2006 to help offset the impact of previous price increases. Chicken makes up the largest part of our total product cost, approximately 13.2% of our revenue from company-operated restaurants for fiscal 2006.

Competition

          We operate in the restaurant industry, which is highly competitive and fragmented. The number, size and strength of competitors vary by region. Competition includes a variety of locally owned restaurants and national and regional chains that offer dine-in, carry-out and/or delivery services. Our competition in the broadest perspective includes restaurants, pizza parlors, coffee shops, street vendors, convenience food stores, delicatessens and supermarkets. We do not have any direct competitors. However, we indirectly compete with chicken-specialty QSRs and Mexican QSRs, as well as fast casual restaurants and franchisors of other restaurant concepts. We believe that QSR competition is based primarily on quality, taste, quickness of service, value, name recognition, restaurant location and customer service. The fast casual restaurant industry is also highly competitive. We believe that competition within the fast casual restaurant segment is based primarily on price, taste, quality and the freshness of the menu items and the comfort and ambiance of the restaurant environment.

          In addition, we compete with franchisors of other restaurant concepts for prospective franchisees.

          Our greatest strength in this competitive environment is our high-quality food. We believe we are positioned to take advantage of a number of consumer trends, including the impact of the Hispanic culture on food and flavors, growth of the Mexican food segment, increased interest in healthy dining and the growth of the Hispanic population in many regions of the United States, which should each provide us with opportunities to continue to grow our market position in existing and new markets. We believe we can continue to increase our market share with our marketing focus on building our brand, as well as our operations focus on achieving improvements in all aspects of customer service.

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

          We also are subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, overtime, unemployment tax rates, worker’s compensation rates, citizenship requirements and other working conditions. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. We are also subject to the Americans With Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment, which may require us to design or modify our restaurants to make reasonable accommodations for disabled persons. See “Risk Factors—Matters relating to employment and labor laws may adversely affect our business.”

          Many states, including California, and the Federal Trade Commission require franchisors to transmit specified disclosure statements to potential franchisees when offering or modifying a franchise. Some states require us to register our franchise offering documents and file our advertising material before we may offer a franchise for sale. Our non-compliance could result in civil or criminal penalty, rescission of a franchise, and suspension of our ability to offer and sell franchises in a state. We believe that our Uniform Franchise Offering Circular, together with any applicable state versions or addenda, complies in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising. We are currently legally authorized to market franchises in all 50 states and are pursuing opportunities in those states.

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

          Certain of our properties may be located on sites that we know or suspect have been used by prior owners or operators as retail gas stations. Such properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. We are aware of contamination from a release of hazardous materials by a previous owner at two of our owned properties and one of our leased properties. We do not believe that we have contributed to the contamination at any of these properties. It is possible that petroleum products and other contaminants may have been released at other properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination. Although we lease most of our properties, or when we own the property we obtain certain assurances from the prior owner or often obtain indemnity agreements from third parties, we cannot assure you that we will not be liable for environmental conditions relating to our prior, existing or future restaurants or restaurant sites. If we are found liable for the costs of remediation of contamination at or emanating from any of our properties, our operating expenses would likely increase and our operating results would be materially adversely affected. As of December 27, 2006, we believe that the risk of loss is remote.

Employees

          As of December 27, 2006, we had approximately 4,004 employees, of whom approximately 3,275 were hourly restaurant employees, 154 were salaried general managers engaged in managerial capacities, 448 were assistant managers and 127 were corporate and office personnel. Most of our restaurant employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of our employees are covered by a collective bargaining agreement. We believe that we generally have good relations with our employees.

Item 1A. Risk Factors.

Food-borne illness incidents could reduce our restaurant sales.

          We cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food processors makes it difficult to monitor food safety compliance and may increase the risk that food-borne illness would affect multiple locations rather than single restaurants. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-operated or franchised restaurants could negatively affect restaurant sales if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants. A number of other restaurant chains have experienced incidents related to food-borne illnesses that have had a material adverse impact on their operations, and we cannot assure you that we can avoid a similar impact upon the occurrence of a similar incident at our restaurants.

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

           If avian flu were to affect our supply of chicken, our operations may be negatively impacted, as prices may rise due to limited supply. In addition, misunderstanding by the public of information regarding the threat of avian flu could result in negative publicity that could adversely affect consumer spending and confidence levels. A decrease in traffic to our restaurants as a result of this negative publicity or as a result of health concerns, whether or not warranted, could materially harm our business.

Increases in the cost of chicken, including the impact on chicken prices due to the increased price of corn because of ethanol demand, could materially adversely affect our operating results.

          Our principal food product is chicken. During fiscal 2004, fiscal 2005 and fiscal 2006, the cost of chicken included in our product cost was approximately 14.1%, 14.0% and 13.2%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially adversely affect our operating results. Changes in the cost of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability and greater international demand for domestic chicken products. In the last year, corn prices, which is a primary feed source for chicken, have increased dramatically. A major driver of this increase is rapidly increasing demand for corn from the ethanol industry. There have been many new ethanol plants opening in the United States, and most of these plants use corn as the primary source of grain to make ethanol. This increased demand on the nation’s corn crop may have an adverse impact on chicken prices in the future. If we fail to anticipate and react to increasing food costs by adjusting our purchasing practices, our cost of sales may increase and our operating results could be adversely affected. We currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of chicken or other food and supplies, which we purchase at prevailing market or contracted prices. We have in the past limited our exposure to chicken prices through contracts with suppliers ranging in term from one to three years. In 2007, EPL entered into new contracts with terms ranging from one to two years with two primary suppliers of chicken that expire in February 2008 and February 2009. We also have an additional chicken supplier with a contract that started in March 2005 and goes through March 2008. The price that we pay for chicken has increased slightly as a result of these new contracts. Although it appears that our menu price increases in January 2006 have significantly offset the higher prices of chicken, future increases in the cost of chicken could materially and adversely affect our business, financial condition, results of operations and cash flows.

We rely on only one company to distribute substantially all of our products to company-operated and franchised restaurants, and three companies as our principal chicken suppliers. Failure to receive timely deliveries of food or other supplies could result in a loss of revenue and materially and adversely impact our operations.

          Our and our franchisees’ ability to maintain consistent quality menu items significantly depends upon our ability to acquire fresh food products, including the highest quality chickens and related items, from reliable sources in accordance with our specifications on a timely basis. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of poultry diseases, inclement weather or other conditions could materially adversely affect the availability, quality and cost of ingredients, which would adversely affect our business, financial condition, results of operations and cash flows. We have contracts with a limited number of suppliers of most chicken, food and other supplies for our restaurants. In addition, one company distributes substantially all of the products we receive from suppliers to company-operated and franchised restaurants. If that distributor or any supplier fails to perform as anticipated or seeks to terminate agreements with us, or if there is any disruption in any of our supply or distribution relationships for any reason, our business, financial condition, results of operations and cash flows could be materially adversely affected. Our inability to replace our suppliers in a short period of time on acceptable terms could increase our costs and cause shortages at our restaurants that may cause our company-operated or franchised restaurants to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we or our franchisees temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage and thereafter if our customers change their dining habits as a result.

As most of our restaurants are concentrated in the greater Los Angeles area, our business is highly sensitive to events and conditions in the greater Los Angeles area.

          Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 88% of our revenue in fiscal 2005 and approximately 86% in fiscal 2006. Our business will be materially adversely affected if we experience a significant decrease in revenue from these restaurants. Adverse changes in the demographic or economic conditions or an adverse regulatory climate in the greater Los Angeles area or the state of California could have a material adverse effect on our business. We also may have exposure to unexpected losses resulting from natural disasters or other catastrophic events affecting these areas. Catastrophes can be caused by various events, including earthquakes, fires, hurricanes, hailstorms, explosions, severe weather, or other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial.

Our growth strategy depends in part on opening restaurants in new and existing markets and expanding our franchise system. We may be unsuccessful in opening new restaurants or establishing new markets, which could adversely affect our growth.

          Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our or our franchisees’ ability to:

•	identify available and suitable restaurant sites;

•	compete for restaurant sites;

•	reach acceptable agreements regarding the lease or purchase of locations;

•	raise or have available an adequate amount of money for construction and opening costs;

•	timely hire, train and retain the skilled management and other employees necessary to meet staffing needs;

•	obtain, for an acceptable cost, required permits and regulatory approvals; and

•	control construction and equipment cost increases for new restaurants.

          If we are unable to open new restaurants, or if restaurant openings are significantly delayed, our earnings or revenue growth could be adversely affected and our business negatively affected as we expect a portion of our growth to come from new locations.

          As part of our growth strategy, we expect to enter into new geographic markets in which we have no prior operating or franchising experience through development agreements. Since fiscal 2003, we executed development agreements for new restaurants in California, Arizona, Illinois, Texas, Washington, Missouri, Georgia, Virginia, Utah and the six New England states. We may face challenges in entering new markets, including difficulties in hiring experienced personnel and difficulties due to our unfamiliarity with local real estate markets and demographics. In addition, we may face additional challenges as most of the consumers in the new markets we plan to enter may be unfamiliar with our brand. Consumer recognition of our brand has been important in the success of company-operated and franchised restaurants in our existing markets. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. Any failure on our part to recognize or respond to these differences may adversely affect the success of our new restaurants. Expanding our franchise network will require the implementation of enhanced business support systems, management information systems, financial controls as well as additional management, franchise support and financial resources. The failure of a significant number of restaurants that open in new markets, or the failure to provide our franchisees with adequate support and resources, could materially adversely affect our business, financial condition, results of operations and cash flows.

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

          We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Our top ten franchisees operate approximately half of our franchised restaurants. A loss of, or the failure of, one or more of these franchisees could have a material adverse effect on our results of operations. Additionally, if one or more of these franchisees were to become insolvent or otherwise were unwilling or unable to pay us their fees, our business could be adversely affected.

          As of January 24, 2007, we have executed development agreements that represent commitments to open 133 restaurants. These franchised restaurants will be located in California, Washington, Arizona, Texas, Missouri, Illinois, Georgia, Virginia, Utah and the six New England states. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that the franchisees we select will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. The failure of franchisees to operate franchises successfully could have a material adverse effect on us, our reputation, our brands and our ability to attract prospective franchisees and could materially adversely affect our business, financial condition, results of operations and cash flows.

          Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for restaurant sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenue. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. The lack of adequate financing could adversely affect the number and rate of new restaurant openings by our franchisees and adversely affect our future franchise revenue. Also, we sublease certain restaurants to some existing California franchisees. If any such franchisees cannot meet their financial obligations under the sublease, or otherwise fail to honor or default under the terms of the sublease, we would be financially obligated under the master lease and could be materially adversely affected.

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

          The food service industry, and particularly the quick service and fast casual segments, is intensely competitive. In addition, the greater Los Angeles area, the primary market in which we compete, consists of what we believe is the most competitive Mexican-inspired quick service and fast casual market in the country. We expect competition in this market to continue to be intense because consumer trends are favoring QSRs that offer healthier menu items made with better quality products. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location and type and quality of food. If our company-operated and franchised restaurants cannot compete successfully with other quick service and fast casual restaurants in new and existing markets, we could lose customers and our revenue may decline. Our company-operated and franchised restaurants compete with national and regional quick service and fast casual restaurant chains for customers, restaurant locations and qualified management and other restaurant staff. Compared with us, some of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or are planned to be located.

Our substantial level of indebtedness could materially and adversely affect our business, financial condition and results of operations.

          We have substantial debt service obligations. At December 27, 2006, our total debt was approximately $262.2 million, which represented approximately 60% of our total capitalization, and we had approximately $14.6 million of available revolving credit facility borrowings under our existing senior secured credit facilities.

          Our high level of indebtedness could have significant effects on our business, such as:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;

•

requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which was approximately 160% of our operating cash flow in fiscal 2006 (including 30% of our operating cash flow, which comprised repayments of borrowings under the revolving credit facility of our existing senior secured credit facilities), which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;

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

          In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate revenue.

          Our senior secured credit facilities contain a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, pay dividends, create liens, make equity or debt investments, make acquisitions, engage in mergers, make capital expenditures, engage in certain transactions with affiliates, enter into sale-leaseback transactions, amend documents relating to other material indebtedness and other material documents and redeem or repurchase equity interests. In addition, our senior secured credit facilities require us to comply with a minimum interest coverage ratio test and a maximum leverage ratio test. Our ability to borrow under our revolving credit facility depends, among other things, on our compliance with these tests. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet these financial ratios and financial condition tests. We cannot assure you that we will meet these tests in the future, or that the lenders will waive any failure to meet those tests.

Matters relating to employment and labor laws may adversely affect our business.

          Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. Significant additional government regulations or increases in minimum wages or mandated benefits could materially affect our business, financial condition, operating results or cash flow.

          Employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws may divert our financial and management resources that would otherwise be used to benefit our operations. We have been in the past, and currently are, subject to employee claims. See “Item 3. Legal Proceedings.” A significant increase in these claims, or a significant class-action, could adversely affect our business, financial condition, operating results or cash flows.

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

          In addition, our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including guest service and kitchen staff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. In addition, QSRs have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced any significant problems in recruiting or retaining employees, our and our franchisees’ ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could increase our and our franchisees’ labor costs and have a material adverse effect on our business, financial condition, results of operations or cash flows. If we or our franchisees are unable to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for these employees could require us or our franchisees to pay higher wages, which could also result in higher labor costs.

          We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. On September 12, 2006, the state of California passed legislation increasing the minimum wage in the state from $6.75 per hour to $7.50 per hour effective January 1, 2007. Additionally on January 1, 2008, the minimum wage in California will go up to $8.00 per hour. There is also pending legislation to raise the federal minimum wage to $7.25 per hour. We may be unable to increase our menu prices in order to pass these increased labor costs on to our guests, in which case our margins would be negatively affected.

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

          Many of our current restaurant leases are non-cancelable and typically have initial terms of 20 years and two or three renewal terms of five years that we may exercise at our option. We expect the leases that we enter into in the future will also be long-term and non-cancelable and have similar renewal options. Even if we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. We have obligations under leases for closed restaurants that had a net present value of $0.5 million at December 27, 2006. In addition, in connection with leases for restaurants that we will continue to operate, we may, at the end of the lease term and any renewal period for a restaurant, be unable to renew the lease without substantial additional cost, if at all. As a result, we may close or relocate the restaurant, which could subject us to construction and other costs and risks. Additionally, the revenue and profit, if any, generated at a relocated restaurant may not equal the revenue and profit generated at the existing restaurant. We maintain a reserve for restaurant closures, but there can be no assurance that this reserve will cover our actual full exposure from all restaurant closures.

We and our franchisees are subject to extensive government regulations that could result in claims leading to increased costs and restrict our ability to operate or sell franchises.

          We and our franchisees are subject to extensive government regulation at the federal, state and local government levels. These include, but are not limited to, regulations relating to the preparation and sale of food, zoning and building codes, franchising, land use and employee, health, sanitation and safety matters. We and our franchisees are required to obtain and maintain a wide variety of governmental licenses, permits and approvals. Difficulty or failure in obtaining them in the future could result in delaying or canceling the opening of new restaurants. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. This risk would be even higher if there were a major change in the licensing requirements affecting our types of restaurants.

          We are also subject to regulation by the Federal Trade Commission and subject to state and foreign laws that govern the offer, sale, renewal and termination of franchises and our relationship with our franchisees. The failure to comply with these laws and regulations in any jurisdiction or to obtain required approvals could result in a ban or temporary suspension on franchise sales, fines or the requirement that we make a rescission offer to franchisees, any of which could affect our development agreements for new restaurants that we expect to open in the future and thus could materially adversely affect our business and operating results. Any such failure could also subject us to liability to our franchisees.

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

          We are currently involved in litigation relating to intellectual property rights in Mexico as discussed in “Item 3. Legal Proceedings.” Our failure to prevail in this action could result in the loss of our ownership in Mexico of the El Pollo Loco trademarks and intellectual property at issue, which could affect our brand in the United States and elsewhere.

          We maintain as trade secrets or otherwise confidential certain proprietary standards, specifications and operating procedures. We may not be able to prevent the unauthorized disclosure or use of our trade secrets or proprietary information, despite the existence of confidentiality agreements and other measures. If any of our trade secrets or proprietary information were to be disclosed to or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected.

          We franchise our restaurants to various franchisees. While we try to ensure that the quality of our brands and branded products is maintained by all of our franchisees, we cannot be certain that these franchisees will not take actions that adversely affect the value of our intellectual property or reputation.

          There can be no assurance that all of the steps we have taken to protect our intellectual property in the United States and foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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

          In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities, including liabilities for clean-up costs and personal injury or property damage, relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. If we are found liable for the costs of remediation of contamination at any of our properties, our operating expenses would likely increase and our operating results would be materially adversely affected. See “Item 1. Business – Environmental Matters.”

We are a holding company and there may be limitations on our ability to receive distributions from our subsidiaries.

          As a holding company, we have no direct operations and substantially no assets other than ownership of 100% of the stock of EPL. Consequently, our wholly owned subsidiary, EPL, conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to us and currently has restrictions that limit its ability to make distributions or dividends to us. Furthermore, EPL is permitted under the terms of the senior secured credit facilities, subject to certain restrictions, to incur additional indebtedness that could severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by EPL. The earnings from, or other available assets of, EPL may also not be sufficient to pay dividends or make distributions or loans to enable us to meet our obligations. In addition, even if such earnings were sufficient, we cannot assure you that the agreements governing the current and future indebtedness of EPL will permit EPL to provide us with sufficient dividends, distributions or loans, if any, to meet our obligations.

We are controlled by affiliates of Trimaran, and their interests as equity holders may conflict with the interests of the Company’s noteholders.

          Certain private equity funds affiliated with Trimaran Capital, LLC (“Trimaran”) indirectly beneficially own all of our equity. The Trimaran affiliates are able to control the election of a majority or more of our directors and the directors of our parent and subsidiary companies, the appointment of new management and the approval of any action requiring the vote of our outstanding common stock, including amendments of our certificate of incorporation, mergers or sales of substantially all our assets. The directors elected by the Trimaran affiliates are able to make decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt. The interests of our equity holders may not in all cases be aligned with the interests of our noteholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interest of our equity holders might conflict with the interests of our noteholders. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transaction might involve risks to our business and financial condition or to our noteholders.

Item 1B. Unresolved Staff Comments.

                    Not applicable.

Item 2. Properties.

          Our restaurants are either free-standing facilities, typically with drive-thru capability, or attached restaurants. The average free-standing restaurant provides seating for approximately 60 customers while the average attached restaurant provides seating for approximately 40 customers. A typical restaurant generally ranges from 2,200 to 2,600 square feet. For a majority of our company-operated restaurants, we lease land on which our restaurants are built. Our leases generally have terms of 20 years, with two or three renewal terms of five years. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, leases are “net leases” that require us to pay a pro rata share of taxes, insurance and maintenance costs. We own 19 properties and currently operate or license to franchisees the right to operate restaurants on all of these properties. All 19 of these owned properties are subject to mortgages that secure our existing senior secured credit facilities. In addition, we lease 136 properties on which we operate restaurants.

          We lease our executive offices consisting of approximately 18,900 square feet in Irvine, California for a term expiring in September 2007. We are currently looking at options with regards to renewing our executive office lease, which could include relocating our office. There could be significant capital and moving expenses associated with such a relocation.

          Locations

          As of December 27, 2006, we and our franchisees operated 359 restaurants as follows:

Designated Market Area	Number of Company- Operated Restaurants	Number of Franchised Restaurants	Total Number of Restaurants

Los Angeles, CA	129	129	258
San Diego, CA	—	22	22
Phoenix, AZ	—	11	11
San Francisco/San Jose, CA	—	10	10
Sacramento/Stockton/Modesto, CA	—	9	9
Las Vegas, NV	8	3	11
San Antonio, TX	6	—	6
Fresno/Merced, CA	5	1	6
Bakersfield, CA	—	3	3
Palm Springs, CA	3	1	4
Reno, NV	—	3	3
Rio Grande Valley, TX	—	2	2
Santa Barbara, CA	—	2	2
El Paso, TX	—	2	2
Salinas, CA	—	1	1
El Centro, CA	—	1	1
Turlock, CA	—	1	1
Chicago, IL	—	2	2
Denver, CO	—	1	1
Foxwoods, CT	—	1	1
Arizona	—	3	3

Total	151	208	359

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

Item 3. Legal Proceedings.

          On or about April 16, 2004, two former employees and one current employee filed a class action suit in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees (the “Elias Action”). Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The complaint was served on us on April 19, 2004. The court has ordered the class action stayed pending the arbitration of one of the named putative class plaintiff’s claims as a result of his execution of a mandatory arbitration agreement with us. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. If a class were ultimately certified, any settlement of or judgment arising from such lawsuit could be material, and we cannot give any assurance that we would have the resources available to pay such settlement or judgment.

          On or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against EPL in the Superior Court of the State of California, County of Los Angeles. Carlos Olvera replaced Mr. Amezuca as the named class representative on August 16, 2006 (the “Olvera Action”). This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. We were served with this complaint on December 16, 2005. The court has ordered that the case be deemed complex and assigned it to the complex litigation panel. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. This action has been designated by the court as “related” to the Elias Action referenced above. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could have an adverse material impact.

          The contractual rights to use the name El Pollo Loco® and certain related trademarks and intellectual property in Mexico were assigned to us in 1996, pursuant to an agreement between us and a company controlled by Jose Francisco Ochoa, the founder of the first El Pollo Loco restaurant in Mexico and the United States. As consideration for the assignment of such rights, we agreed, subject to the terms and conditions of the agreement, to use commercially reasonable efforts to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant that we develop. On March 31, 2004, EPL-Mexico filed suit against us in state court in Laredo, Texas alleging, among other things, that we breached our agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco® in Mexico should revert to EPL-Mexico. EPL-Mexico is seeking return of the trademarks and damages. EPL-Mexico also initiated an “amparo” proceeding, which is an administrative challenge under Mexican law, to our ownership of the trademarks before the Mexican Intellectual Property Institute. This proceeding was resolved in our favor by Mexico’s Supreme Court of Justice of the Nation. We successfully removed the Texas action to federal court and we have filed a counterclaim against EPL-Mexico to defend our rights to the trademarks in Mexico. A jury trial is expected to occur in 2007. We believe that EPL-Mexico’s claims are without merit and that, based on the rights we possess pursuant to the agreement, we possess adequate legal and contractual rights to use the intellectual property in question in Mexico. However, failure to prevail in this action could result in the loss of our ownership in Mexico of the El Pollo Loco trademarks and intellectual property at issue, which could affect our brand in the United States and elsewhere as well as the imposition of significant monetary damages, which could have a material adverse impact.

          On November 1, 2006, Fall River Music, Inc. filed a lawsuit United States District Court, Central District of California, Santa Ana Division, against El Pollo Loco, Inc. and its advertising agency, Krueger Communications, LLC. Fall River Music claims all rights, title and interest to the musical composition “Guantanamera,” and alleges that the music used by EPL in its advertisements is an infringement of Fall River’s copyrights. Fall River Music, Inc. seeks unspecified damages as a result of this alleged infringement. While EPL has received a denial of coverage from its insurance company, Krueger’s insurance company has accepted coverage and is currently defending EPL. The action is set for trial on February 12, 2008. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could have an adverse material impact.

          On January 11, 2007, Veronica Blanco, on behalf of herself and all others similarly situated, filed a purported class action complaint against EPL in the United States District Court, Central District of California, Santa Ana Division. Veronica Blanco, on behalf of herself and all others similarly situated, alleges violations of the federal Fair Credit Reporting Act and Fair and Accurate Credit Transactions Act, which restrict the credit card information that may be printed on customer receipts. While we intend to defend against this action vigorously, the ultimate outcome of this case is not presently determinable as it is in the preliminary phase.

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

Item 4. Submission of Matters to a Vote of Security Holders.

          On September 28, 2006, our sole stockholder, El Pollo Loco Holdings, Inc., consented in writing to the election of the following persons as directors: Steven A. Flyer, David L. Benyaminy, Douglas Ammerman and Griffin Whitney.

          No other matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 27, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          Our common stock is not registered under the Securities Act of 1933, as amended (the “Securities Act”). There is no established public trading market for our common stock. On December 27, 2006, there was one holder of record of our common stock, El Pollo Loco Holdings, Inc.

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

Item 6. Selected Financial Data.

          The following table sets forth selected consolidated financial data and is qualified by reference to and should be read in conjunction with the consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data is derived from our audited consolidated financial statements. The discussion of the results of operations for fiscal year 2005 is based on the combined results for the periods from December 30, 2004 through November 17, 2005, prior to our acquisition by Chicken Acquisition Corp. (CAC), and for the period November 18, 2005 through December 28, 2005, subsequent to our acquisition by CAC. (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Transactions).

	Predecessor (1)					Successor (1)

	Fiscal Years (2)						Fiscal Year (2)

	2002	2003	2004	December 30, 2004 to November 17, 2005		November 18, 2005 to December 28, 2005	2006

Income Statement Data:
(Amounts in thousands)
Restaurant revenue	$182,549	$193,220	$204,820		$197,267	$24,527	$242,571
Franchise revenue	12,683	13,226	14,216		13,661	1,742	17,317

Total operating revenue	195,232	206,446	219,036		210,928	26,269	259,888
Product cost	55,116	58,430	64,595		62,638	7,958	76,151
Payroll and benefits	51,983	53,608	55,200		50,325	6,746	61,601
Depreciation and amortization	13,169	13,039	13,894		12,743	1,203	10,333
Other operating expenses	54,781	60,967	65,979		65,340	7,958	81,281

Operating income	20,183	20,402	19,368		19,882	2,404	30,522
Interest expense, net	8,099	8,100	18,025		38,726	3,385	28,813

Income (loss) before income taxes	$12,084	$12,302	$1,343		($18,844)	($981)	$1,709

Net income (loss)	$7,286	$7,370	$1,315		($11,193)	($588)	$637

Supplementary Income Statement Data:
Restaurant other operating expense	$36,773	$38,511	$39,900		$38,153	$4,623	$51,039
Franchise expense	3,556	3,427	3,410		2,794	352	3,429
General and administrative expense	14,452	19,029	22,669		24,393	2,983	26,813

Total other operating expenses	$54,781	$60,967	$65,979		$65,340	$7,958	$81,281

Balance Sheet Data:
Cash and cash equivalents	$2,920	$5,378	$5,636	$		$3,552	$2,955
Net property (3)	65,090	64,678	64,103			71,307	75,476
Total assets	154,852	164,288	167,238			505,919	509,048
Total debt (4)	71,457	133,230	169,582			260,314	262,188
Total stockholder’s equity (deficiency)	58,666	(3,505)	(38,875)			171,691	172,714
Other Financial Data:
Depreciation and amortization	13,169	13,039	13,894		12,743	1,203	10,333
Capital expenditures (5)	10,382	12,262	14,849		13,270	2,891	14,022

(1)	We refer to ourselves as the Predecessor for all periods prior to CAC’s acquisition of us and as the Successor for all periods subsequent to CAC’s acquisition of us.

(2)

We use a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2003, which ended December 31, 2003, was a 53-week fiscal year. Fiscal years 2002, 2004, 2005 and 2006 are 52-week fiscal years.

(3)	Net property consists of property owned and property held under capital leases.

(4)

Total Predecessor debt consists of 2009 notes, 2010 notes, notes payable and capital lease obligations. Total Successor debt consists of untendered 2009 Notes, the 2013 notes, the 2014 notes, borrowings under the existing senior secured credit facilities, and capital lease obligations.

(5)

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

Overview

                    We own, operate and franchise restaurants specializing in marinated, flame-grilled chicken. As of December 27, 2006, our restaurant system had 359 restaurants, consisting of 151 company-operated and 208 franchised restaurants, located principally in California, with additional restaurants in Arizona, Nevada, Texas, Illinois, Colorado and Connecticut. During fiscal 2006, we opened nine new company-operated and seventeen new franchised restaurants. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-thru convenience.

                    Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters the comparable restaurant base for the calculation of same-store sales the first full week after the one-year anniversary of its opening. From fiscal 2005 to fiscal 2006, same-store sales growth for restaurants system-wide increased 5.3%. System-wide same-store sales include same-store sales at all company-owned stores and franchise-owned stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenues) and contribute to advertising pools based on a percentage of their sales.

                    Increases in company-operated restaurant revenue are due to growth in new company-operated restaurants and to increases in same store sales, which may include price and transaction volume increases. We implemented a menu price increase in January 2006 and a chicken meal restructuring in May 2005. The chicken meal restructuring consisted of changing our menu to allow our customers to select chicken meals specifying white meat, dark meat or mixed pieces, and changing prices accordingly.

                    We plan to open approximately ten company-operated restaurants per year over the next few years, which is slightly higher than our company-operated restaurant growth over the last few years. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics.

                    Franchise revenue consists of royalties, initial franchise fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. Our franchisees opened 17 new restaurants in fiscal 2006 and we believe they will open approximately 20 new restaurants in fiscal 2007. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. We are currently legally authorized to market franchises in all 50 states and are pursuing opportunities in those states. We have entered into development agreements that, beginning in the fourth quarter of 2004, have resulted in area development fees being recognized as the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

          Product cost, which includes food and paper costs, is our largest single expense. It is subject to increase or decrease based on commodity cost changes and depends in part on the success of controls we have in place to manage product cost in the restaurants. In March 2007, we renewed two chicken contracts with terms ranging from one to two years at higher prices than the expiring contracts. One of these contracts provides a floor and ceiling price for the chicken we buy from the supplier. We implemented price increases in January 2006 and also implemented the chicken meal restructuring in May 2005 that have partially mitigated the impact of higher chicken prices on our profitability.

                    Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation, including salaries due to minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. On September 12, 2006, the state of

California passed legislation increasing the minimum wage in the state from $6.75 per hour to $7.50 per hour effective January 1, 2007. Additionally on January 1, 2008, the minimum wage in California will go up to $8.00 per hour. There is also pending legislation to raise the federal minimum wage to $7.25 per hour. The Company implemented a menu price increase of approximately 2% at the beginning of fiscal 2007 in order to mitigate the impact on profits of the minimum wage increase. Workers’ compensation insurance costs are subject to a number of factors, and although the state of California passed legislation designed to reduce workers’ compensation insurance expense to employers, we cannot predict whether such legislation will actually reduce our workers’ compensation insurance expense. We have seen a reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in fiscal 2002.

                    Depreciation and amortization expense changed subsequent to our acquisition by CAC, which we refer to as the Acquisition, a result of fair values assigned to assets acquired and liabilities assumed at the date of the Acquisition as determined by management with the assistance of an independent valuation company.

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

                    General and administrative expense includes all corporate and administrative functions that support existing operations and provide the infrastructure to facilitate our growth. These expenses have been impacted by rating agency fees, directors and officers insurance, compliance with laws relating to corporate governance and public disclosure, and audit fees. In addition, in fiscal 2004 we began to incur additional costs associated with developing disclosure controls and procedures and implementing the level of internal controls required for a company with registered securities.

                    Our company-operated restaurant-level cash flow margins (representing restaurant-level revenue less product cost, payroll and benefits and restaurant other operating expense, which is calculated as a percentage of restaurant revenue), which averaged 23% and 22% for fiscal 2005 and fiscal 2006, respectively, are influenced by many factors. Changes in same-store sales have a significant impact on restaurant-level cash flow (restaurant-level revenue less product cost, payroll and benefits, and restaurant other operating expense) due to the fixed component of certain restaurant costs that do not fluctuate as sales change. The addition of new restaurants period over period will lead to increased restaurant-level revenue and costs, but is not expected to have a significant impact on restaurant-level cash flow margins. We present restaurant-level cash flow margin, which is calculated as a percentage of restaurant revenue, as a further supplemental measure of the performance of our company-operated restaurants. Restaurant level cash flow and restaurant level cash flow margin are both financial measures that are not required by or presented in accordance with GAAP. For a discussion of our use of restaurant-level cash flow and restaurant-level cash flow margin and their limitations, see “Non-GAAP Financial Measures” on page 1 above. The following table reconciles restaurant-level cash flow to net income (loss) for combined fiscal 2005 and fiscal 2006:

	Fiscal Year

	2005(1)	2006

Net income (loss)	$(11,781)	$637
Provision (benefit) for income taxes	(8,044)	1,072
Interest expense, net	42,111	28,813
Depreciation and amortization	13,946	10,333
General and administrative expense	27,376	26,813
Franchise expense	3,146	3,429
Franchise revenue	(15,403)	(17,317)

Restaurant-level cash flow	$51,351	$53,780

(1)

Reflects combined results for our Predecessor period and Successor period. This information is not in accordance with GAAP. See “—Basis of Presentation” for an explanation of this information and limitations of the usefulness of this information.

Recent Transactions

          On September 27, 2005, we entered into a stock purchase agreement with CAC and our equity holders, which included certain members of our management. Pursuant to the stock purchase agreement, CAC agreed to purchase all of our issued and outstanding common stock (other than certain shares exchanged by existing shareholders, including management). On November 18, 2005, the Acquisition was completed. The purchase price for the stock transferred in the Acquisition was based on a debt-free purchase price (subject to adjustment as provided in the stock purchase agreement for debt and debt related costs, transaction expenses, working capital and management retained equity) for all of our issued and outstanding common stock, and totaled $435.9 million. The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed reflected preliminary estimates and was finalized during fiscal 2006.

          In October 2005, in connection with the Acquisition, EPL commenced a tender offer to purchase for cash any and all outstanding 2009 Notes and Intermediate commenced a tender offer to purchase for cash any and all outstanding 2010 Notes, and we solicited consents to amend the indentures governing the 2009 Notes and 2010 Notes to eliminate substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indentures. All of the 2010 Notes were purchased in the tender offer, and all except for $250,000 in aggregate principal amount of the 2009 Notes were purchased in the tender offer in December 2005. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures were eliminated.

          On November 18, 2005, Intermediate Finance issued the 2014 Notes, consisting of 141/2% senior discount notes due 2014, which as of December 27, 2006 had an accreted value of $26.3 million. In 2005 Intermediate Finance merged with and into Intermediate, with Intermediate surviving the merger and assuming Intermediate Finance’s obligations under the notes and the related indenture. On November 18, 2005, EPL Finance issued the 2013 Notes, consisting of $125.0 million aggregate principal amount of 113/4% senior notes due 2013. The 2013 Notes are guaranteed by Intermediate. In 2005 EPL Finance merged with and into EPL, with EPL surviving the merger and assuming EPL Finance’s obligations under the notes and the related indenture.

          On November 18, 2005, EPL entered into the existing senior secured credit facilities with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. Our existing senior secured credit facilities provide for a $104.5 million term loan and $25.0 million in revolver availability. In connection therewith, Intermediate’s prior credit facility with SunTrust Bank N.A. was paid off in full.

Critical Accounting Policies

          This section discusses our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to recoverability of fixed assets, intangible assets, closed restaurants, insurance and contingent liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

          Recoverability of Property and Equipment

          We assess recoverability of property and equipment in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property should be assessed for impairment. Such events or changes may include a significant change in the business climate in a particular market or trade area or a current-period operating or cash flow loss combined with historical loss or projected future losses. If an event occurs or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Our assessments of cash flows represent our best estimate as of the time of the impairment review and are consistent with our internal planning. If different cash flows had been estimated in the current period, the property and equipment balances could have been materially impacted. Factors that we must estimate when performing impairment tests include, among other items, sales volume, prices, inflation, marketing spending, and capital spending. With respect to closed restaurants, assets, if any, are reflected at their estimated net realizable value; liabilities of closed restaurants, which consist principally of lease obligations, are recognized at their contractual obligation, reduced by estimated future sublease income. We have not closed any restaurants during the periods presented except for normal lease expirations.

          Goodwill and other Intangible Assets

          Intangible assets consist primarily of goodwill and the value allocated to our trademarks and franchise network. Goodwill represents the excess of cost over fair value of net identified assets acquired in business combinations accounted for under the purchase method. Goodwill results principally from our acquisition by CAC for the Successor period November 18, 2005 through December 27, 2006 and our acquisition by an affiliate of ASCP in 1999 for the Predecessor periods.

          In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and certain intangible assets with an indefinite life, including domestic trademarks. We perform an impairment test annually at our fiscal year end, or more frequently if impairment indicators arise. No impairment was recorded in fiscal 2004, fiscal 2005 and fiscal 2006.

          The impairment evaluation for goodwill is conducted annually coinciding with our fiscal year end using a two-step process. In the first step, the fair value of our reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared with the carrying amount of the goodwill and an impairment charge is recorded for the difference.

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

          The assumptions used in the estimate of fair value are generally consistent with the past performance of our reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

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

          Accrued Liabilities

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

          Share-Based Compensation

          All of our options were granted by CAC and represent the right to purchase CAC common stock. CAC’s only material asset is the stock of Intermediate and CAC has no other material operations. In December 2004, the FASB issued SFAS 123(R) which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. We adopted the provisions of SFAS 123(R) on December 29, 2005 for fiscal 2006 using a prospective application. Under the prospective application, SFAS 123(R) applies to new awards and any awards that are modified or cancelled subsequent to the date of our adoption of SFAS 123(R). Prior periods are not revised for comparative purposes. As we used the minimum value method for pro forma disclosures under SFAS 123, the 277,608 options outstanding at December 28,2005, will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after December 28, 2005.

          Of the 197,023 options we granted in fiscal 2005, 195,773, or 99.4%, were granted on December 15, 2005, which was 28 days after the Acquisition. The exercise price of these options to purchase common stock of CAC was equal to the fair market value of the underlying shares. The fair market value of the underlying shares was determined by using the price a third-party purchaser, CAC, had paid in an independent, arm’s-length transaction to acquire all of our outstanding shares of common stock on November 18, 2005. We did not obtain a contemporaneous valuation of our common stock by a third party because we believe this arm’s-length transaction most appropriately reflected the fair market value of the underlying stock on December 15, 2005. We did not obtain a contemporaneous valuation by a third party upon grant of the remaining 1,250 options granted earlier in fiscal 2005 due to the nominal size of the grant.

          The terms of the 189,079 options granted on December 15, 2005 (that are outstanding at December 27, 2006), provide that if an initial public offering of at least $50,000,000 occurs before November 18, 2007, one-half of the then unvested options will become exercisable and the remaining unvested options will be exchanged for restricted stock. In the event of a change in control at any time or an initial public offering after November 18, 2007, the options will become 100% vested. We account for unvested options that will be cancelled and replaced with restricted stock upon completion of an initial public offering before November 18, 2007 using variable accounting, which requires us to recognize expense in future reporting periods based on the change in incremental value of the award at each fiscal quarter. For the year ended December 27, 2006, we recognized compensation expense of $245,000, which caused a decrease to net income of $91,000. As of December 27, 2006, the total unamortized compensation expense related to these options was approximately $1.4 million, which will be amortized over the remaining vesting period of approximately 6.0 years, or earlier in the event of an initial public offering of our common stock or a change in control.

          The procedures used in determining the unamortized expense require valuations of the underlying common stock at each reporting date. For purposes of determining the value of the common stock, the Company employed an internal analysis and calculation for the quarters ended March and June of 2006. We applied a probability weighted analysis of the present value of returns afforded to common shareholders under three possible future outcomes, including: (a) our continued operation as a private company, (b) the completion of an initial public offering and (c) a sale of our company. We did not obtain a contemporaneous valuation of our common stock by a third party in March or June of 2006 because we believe the recent Acquisition by CAC constituted an arm’s-length transaction that provided an adequate basis, along with the other methods employed, to properly value our common stock on June 28, 2006.

          In September 2006, we engaged an independent third-party valuation firm, Duff & Phelps, LLC, to perform valuations in order to assist us in our determination of the common stock valuation on a quarterly basis. These valuations are used to determine the change in the incremental value of options that are subject to variable accounting and to assist us in determining fair market value of CAC’s common stock for option grant purposes. In September and December 2006, we obtained valuations of the estimated then-current fair values of our stock prepared by Duff & Phelps, LLC. These valuations used a weighted combination of the market comparable approach and the income approach to estimate the aggregate enterprise value of our company at each valuation date. The market comparable approach estimates the fair value of a company by applying market multiples of publicly traded firms in similar lines of business to the company statistics. The income approach involves applying appropriate risk-adjusted discount rates to estimated debt-free cash flows, based on forecasted revenue and costs. The projections used in connection with this valuation were based on our expected operating performance over the forecast period including the terminal year. There is inherent uncertainty in these estimates. If different discount rates or other assumptions had been used, the valuation conclusions we reached would have been different.

          The equity value was then allocated to outstanding options and the shares of common stock using the Black-Scholes option-pricing method at each valuation date. The option-pricing method involves making assumptions regarding the anticipated timing of a potential liquidity event, such as an initial public offering, and estimates of the volatility of our equity securities. The anticipated timing of a potential liquidity event was based on the plans of our board of directors and management. Estimating the volatility of the share price of a privately held company is complex because there is no readily available market for the shares. Duff & Phelps, LLC, with our concurrence, estimated the volatility of our stock based on available information on the volatility of stocks of publicly traded companies in our industry. Had different estimates of volatility and anticipated timing of a potential liquidity event been used, the allocations between the shares of preferred and common stock would have been different and would have resulted in a different value being determined by us for our common stock as of each valuation date. Due to the contemplated timing of a potential public offering, we reduced the non-marketability discount applied to our stock from approximately 10% in September 2006 to 7.5% in December 2006.

          At the date of cancellation of the original award and issuance of the replacement award upon completion of an offering, we will begin applying SFAS 123(R) to the award. SFAS 123(R) requires recording compensation expense for the incremental cost (the difference between the fair value of the award immediately before and after the modification) plus any unamortized intrinsic value computed on the modification date. As the fair value of the award will be equivalent before and after the modification, there will be no incremental compensation expense related to this stock award upon modification. However, compensation expense will be recorded for the unamortized intrinsic value computed on the modification date.

          Beginning in fiscal 2006, pursuant to SFAS 123(R), we began to use the Black-Scholes option-pricing model to value compensation expense for share-based awards granted and developed estimates of various inputs, including, expected term of the option grants, expected volatility of our common stock, comparable risk-free interest rate and expected dividend rate. The forfeiture rate is based on historical rates of option grants and reduces the compensation expense recognized. The expected term of options granted is derived from both historical and forecasted exercise activity for options granted within a specified date range. The comparable risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of stock options. Expected volatility is based on the stock price volatility for companies in our industry. We do not anticipate paying any cash dividends in the foreseeable future and therefore we use an expected dividend rate of zero. Under the prospective method of SFAS 123(R), compensation expense was recognized during the year ended December 27, 2006 for all stock based payments granted after December 28, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

          There were 32,153 options granted in fiscal 2006, of which 17,778 were granted on January 11, 2006. The exercise price of these options was $86.43 per share and was determined to be equal to the fair market value of the underlying shares on the grant date. The fair market value of the underlying shares of the options granted on January 11, 2006 was determined by using the price a third-party purchaser, CAC, had paid in an independent, arm’s-length transaction to acquire all of our outstanding shares of common stock on November 18, 2005. We did not obtain a contemporaneous valuation of our common stock by a third party because we believe this arm’s-length transaction most appropriately reflected the fair market value of the underlying stock on the grant date. In our determination of the exercise price for the remaining 14,375 options that were granted later in fiscal 2006, we incorporated the contemporary valuations performed by Duff & Phelps.

Results of Operations

          Our operating results for 2004, 2005 and 2006 are expressed as a percentage of restaurant revenue below:

	Fiscal Years

	2004	2005(1)	2006

Income Statement Data:
Restaurant revenue	100.0%	100.0%	100.0%
Product cost	31.5	31.8	31.4
Payroll and benefits	27.0	25.7	25.4
Depreciation and amortization	6.8	6.3	4.3
Other operating expenses	32.2	33.0	33.5
Operating income	9.5	10.0	12.6
Interest expense	8.8	19.0	11.9
Income (loss) before income taxes	0.7	(8.9)	0.7
Net income (loss)	0.6	(5.3)	0.3
Supplementary Income Statement Data:
Restaurant other operating expense	19.5	19.3	21.0
Franchise expense	1.7	1.4	1.4
General and administrative expense	11.0	12.3	11.1
Total other operating expenses	32.2	33.0	33.5

(1)

Reflects combined results for our Predecessor period and Successor period. This information is not in accordance with GAAP. See “—Basis of Presentation” for an explanation of this information and limitations of the usefulness of this information.

Basis of Presentation

          The discussion of the results of operations for the twelve months ended December 28, 2005 is based on the combined results for the Predecessor period from December 30, 2004 through November 17, 2005, and the Successor period November 18, 2005 through December 28, 2005. This combined presentation is not in accordance with GAAP; however, we believe it is useful in analyzing and comparing certain of our operation trends from fiscal 2005 to fiscal 2006 and fiscal 2004 to fiscal 2005. Because of purchase accounting adjustments related to our acquisition by CAC in November 2005, certain amounts might not be comparable between the periods.

Fiscal Year Ended December 27, 2006 Compared to Fiscal Year Ended December 28, 2005

          Restaurant revenue increased $20.8 million, or 9.4%, to $242.6 million for fiscal 2006 from $221.8 million from fiscal 2005. This increase was partially due to an additional $7.9 million in restaurant revenue resulting from a 3.6% increase in company-operated same-store sales for fiscal 2006 from fiscal 2005. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s one-year anniversary. The components of the company-operated comparable sales growth increase were a price increase of 2.2%, a transaction increase of 2.6%, and a menu mix decrease of 1.2%. The increase in restaurant revenue was also due in part to $6.2 million from six restaurants opened in fiscal 2005 and $6.7 million from nine restaurants opened in fiscal 2006.

          Franchise revenue increased $1.9 million, or 12.4%, to $17.3 million for fiscal 2006 from $15.4 million for fiscal 2005. This increase is primarily due to an increase in royalties resulting from a 6.7% increase in franchise same-store sales and also to an increase of $0.6 million in franchise fees due to the increase in franchise store openings.

          Product cost increased $5.6 million, or 7.9%, to $76.2 million for fiscal 2006 from $70.6 million for fiscal 2005. These costs as a percentage of restaurant revenue were 31.4% for fiscal 2006 compared to 31.8% for fiscal 2005. This 0.4% decrease resulted primarily from the menu price increases taken in January 2006 and the chicken meal restructuring in May 2005.

          Payroll and benefit expenses increased $4.5 million, or 7.9%, to $61.6 million for fiscal 2006 from $57.1 million for fiscal 2005. As a percentage of restaurant revenue, these costs decreased 0.3% to 25.4% for fiscal 2006 from 25.7% for fiscal 2005. This decrease was primarily due to margin leverage from the menu price increases taken in January 2006 and the chicken meal restructuring in May 2005.

          Depreciation and amortization decreased $3.6 million, or 25.9% to $10.3 million for fiscal 2006 from $13.9 million for fiscal 2005. These costs as a percentage of restaurant revenue decreased to 4.3% for fiscal 2006 from 6.3% for fiscal 2005. The decrease in depreciation expense is due to the revaluation of the Company’s assets and the new useful lives determined in connection with the sale of the Company to CAC.

          Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

          Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $8.3 million, or 19.3%, to $51.0 million for fiscal 2006 from $42.8 million for fiscal 2005. These costs as a percentage of revenue increased 1.7% to 21.0% for fiscal 2006 from 19.3% for fiscal 2005. The increase in operating costs as a percentage of revenue was due in part to a 1.0% increase in occupancy costs as a percentage or revenue, which was primarily a result of the revaluation of the fair market value of leases assumed in the Acquisition by CAC and a reduction in the annual amortization of the unfavorable leasehold interest liability. The increase in operating costs was also due to an increase in utilities as a percentage of revenue of 0.2%, primarily electricity, increased repair and maintenance fees as a percentage of revenue of 0.4%, partially due to fryer maintenance which was completed on all Company stores in 2006, and higher than normal outside vendor expenses due to understaffing in our facilities technician positions.

          Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and is to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased $0.3 million, or 9.0%, to $3.4 million for fiscal 2006 compared to $3.1 million for fiscal 2005. This increase is primarily attributed to increased occupancy expenses as a result of the change in amortization of the favorable leasehold interest subsequent to the Acquisition by CAC.

          General and administrative expense decreased $0.6 million, or 2.1%, to $26.8 million for fiscal 2006 from $27.4 million from fiscal 2005. General and administrative expense as a percentage of revenue was 11.1% and 12.3% for the fiscal 2006 and 2005, respectively. The decrease in expenses in 2006 was due to the following 2005 expenses which did not recur in 2006: (i) $3.1 million in expenses related to the sale of the Company to CAC (ii) a $1.1 million asset impairment charge and (iii) bonus expense related to the revaluation of stock options of $0.4 million. These decreases were partially offset by increased travel expenses of $0.4 million, a $0.5 million gain on sale of assets that occurred in 2005, increased salaries and wages expense of $0.9 million, primarily attributed to increased headcount and annual raises, $0.4 million of expense related to stock options and $1.8 million of costs related to a proposed public offering which was withdrawn in October 2006.

          Interest expense, net of interest income, decreased $13.3 million, or 31.6%, to $28.8 million in fiscal 2006 from $42.1 million for fiscal 2005. Excluding the tender premium related to the retirement of the 2009 and 2010 Notes, in the amount of $15.7 million, and the write-off of deferred finance cost related to prior financing activities, in the amount of $6.0 million, both of which occurred in fiscal 2005, interest expense, net of interest income increased $8.4 million, or 41.2%, to $28.8 million for fiscal 2006 from $20.4 million for fiscal 2005. Our average debt balances for fiscal 2006 increased to $259.2 million compared to $166.9 million for fiscal 2005 and our average interest rate increased to 10.68% for fiscal 2006 compared to 9.06% for fiscal 2005. Our average debt balances for fiscal 2005 (post acquisition) were $260.1 million and our average interest rate was 10.19%.

          Our provision for income taxes consisted of an income tax expense of $1.1 million and an income tax benefit of $8.0 for fiscal 2006 and 2005, respectively, for an effective tax rate of 62.7 % for 2006 and (40.6)% for 2005. Our 2006 tax rate was affected by disqualified interest expense in 2006. We expect our tax rate in future years to fluctuate based upon the percentage of our disqualified interest expense to our taxable income.

          As a result of the factors above, we had net income or $0.6 million, or 0.3% as a percentage of restaurant revenue, for fiscal 2006 compared to a net loss of $11.8 million, or (5.3%), for fiscal 2005.

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

          General and administrative expense increased $4.7 million, or 20.8%, to $27.4 million for fiscal 2005 from $22.7 million from fiscal 2004. General and administrative expense as a percentage of revenue was 12.3% and 11.0% for the fiscal 2005 and 2004, respectively. The increase is due to a $1.5 million increase in outside services expense which is primarily attributed to the implementation costs of the Sarbanes-Oxley Act of 2002 and to increased audit and filing fees, to an increase of $1.2 million in salaries and wages due to an increase in the number of employees and annual salary increases, an increase in meetings expenses of $0.4 million and also $3.1 million in expenses incurred as a result of the Acquisition by CAC. These increases were partially offset by a decrease in stock option bonus expense of $1.8 million for option holders related to the revaluation of stock options in fiscal 2004.

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

Liquidity and Capital Resources

          Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. At December 27, 2006, our total debt was $262.2 million. See “Debt and Other Obligations” below. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and the approximately $14.6 million that EPL had available at December 27, 2006, under the revolving portion of its senior secured credit facilities will be adequate to meet our liquidity needs for at least the next 12 months.

          In fiscal 2006, our capital expenditures totaled $14.0 million, consisting of $10.0 million for new restaurants, $1.5 million for capitalized repairs of existing sites, and $2.5 million for miscellaneous capital projects.

          Cash and cash equivalents decreased $0.6 million from $3.6 million at December 28, 2005 to $3.0 million at December 27, 2006. During fiscal 2006, we made $0.8 million in principal repayments on EPL’s term loan, $6.3 million in payments to pay off borrowings under our revolving credit facility, and $24.4 million in interest payments. The interest payments related primarily to the 2013 Notes and the term loan, $14.6 million and $8.6 million, respectively. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Working Capital and Cash Flows

          Fiscal 2005 amounts in this section reflect the combination of amounts for the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005.

          We presently have, in the past have had, and may have in the future, negative working capital balances. The working capital deficit principally is the result of our investment to build new restaurants, remodel and replace or improve equipment in company-operated restaurants, and to acquire new restaurant information systems. We do not have significant receivables or inventories and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales and franchise revenue not needed immediately to pay for food and supplies or to finance receivables or inventories typically have been used for the capital expenditures referenced above and/or debt service payments under our existing indebtedness. As discussed above, we spent cash on a number of items directly or indirectly related to our debt financings and the Acquisition of the Company by CAC. We expect our negative working capital balances to continue to increase, based on the continuing growth of our business.

          Operating Activities. We had net cash provided by operating activities of $20.7 million for fiscal 2006 compared with $36.0 million for fiscal 2005. The decrease in cash provided by operating activities of $15.3 million in 2006 compared to 2005 was primarily attributable to decreased amortization of deferred financing costs of $6.2 million, primarily due to the early payment of the 2009 and 2010 Notes in 2005, decreased other accrued expenses of $22.9 million primarily due to accrued interest in 2005 which was also due to the early payoff of the 2009 and 2010 Notes, partially offset by a change in deferred income taxes of $8.8 million and by an increase in net income of $12.4 million.

          Investing Activities. We had net cash used in investing activities of $19.1 million for fiscal 2006 compared with net cash used in investing activities of $229.7 million for fiscal 2005. The decrease in cash used in investing activities of $210.6 million includes $208.8 million related to the Acquisition by CAC and a decrease in expenditures of $2.1 million due to a decrease in remodel spending of $0.9 million and a decrease in point-of-sale spending of $1.2 million.

          Financing Activities. We had net cash used in financing activities of $2.2 million for fiscal 2006 compared with net cash provided by financing activities of $211.3 million for fiscal 2005. The increase in cash used in financing activities in 2006 was attributable to the new term loan entered into in 2005 of $104.5 million, the issuance of the 2013 Notes of $123.4 million and the 2014 Notes of $22.5 million and the proceeds from a capital contribution of $155.5 million, partially offset by the payment of the 2009 Notes and the 2010 Notes of $157.5 million and the payment in full of our previous term loan of $7.3 million, all completed in 2005. The term loan had an effective rate of 8.37% at December 27, 2006 and is secured by a first-priority pledge by Holdings of all of the outstanding stock of the Company, a first-priority pledge by the Company of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets.

Debt and Other Obligations

          On November 18, 2005, EPL entered into senior secured credit facilities with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The senior secured credit facilities provide for an $104.5 million term loan and $25.0 million in revolving availability. Of this senior secured revolving credit facility, EPL drew down $2.8 million and issued $8.1 million of letters of credit to replace existing letters of credit. As of December 27, 2006, EPL was in compliance with all of the financial covenants contained in its senior credit facility. In March 2007 we amended the credit facility to reduce the interest rate and to modify in our favor the terms of certain restrictive covenants.

          We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the life of the respective lease.

          As of December 27, 2006, all of the 2010 Notes have been purchased for cash, and all except for $250,000 in aggregate principal amount of the 2009 Notes have been purchased for cash.

          On November 18, 2005, Intermediate Finance issued $39,342,000 aggregate principal amount at maturity of 14 ½% senior discount notes due 2014. In 2005 Intermediate Finance merged with and into Intermediate, with Intermediate surviving the merger and assuming Intermediate Finance’s obligations under the notes and the related indenture. On November 18, 2005, EPL Finance issued $125,000,000 aggregate principal amount of 11 ¾% senior notes due 2013 (see Note 11 to our Consolidated Financial Statements). The 2013 Notes are guaranteed by Intermediate. EPL Finance merged with and into EPL, with EPL surviving the merger and assuming EPL Finance’s obligations under the 2013 Notes and the related indenture.

          At December 27, 2006, we had $26,319,000 outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39,342,000 at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 ½% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014.

          The following table represents our contractual commitments (which includes expected interest expense) to make future payments pursuant to our debt and other obligations disclosed above and pursuant to our restaurant operating leases outstanding as of December 27, 2006 (amounts in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Existing Senior Secured Credit Facilities—Term Loan	$9,881	$9,533	$9,446	$9,359	$106,568	$—	$144,787
2009 Notes	23	23	273	—	—	—	319
2013 Notes	14,687	14,687	14,687	14,687	14,687	154,375	227,810
2014 Notes	—	—	—	5,705	5,705	56,456	67,866
Capital leases (see Note 6 to our consolidated financial statements)	1,935	1,601	1,005	661	465	2,467	8,134
Purchase obligations (2)	2,470	2,838	3,224	2,203	273	—	11,008

Subtotal	28,996	28,682	28,635	32,615	127,698	213,298	459,924
Restaurant operating leases net (1)	15,477	14,870	14,540	13,906	13,437	80,161	152,391

Total	$44,473	$43,552	$43,175	$46,521	$141,135	$293,459	$612,315

(1)	Does not reflect the impact of renewals of operating leases that are scheduled to expire during the periods indicated.
(2)	In determining purchase obligations for this table we used our interpretation of the definition set forth in the SEC Final Rule, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, which states, “a ‘purchase obligation’ is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed minimum quantities to be purchased; fixed, minimum or variable/price provisions, and the approximate timing of the transaction.”

          At December 27, 2006, we had outstanding letters of credit totaling $7.4 million, which served as collateral for our various workers’ compensation insurance programs.

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

As of December 27, 2006, EPL was in compliance with all of the financial covenants contained in its senior credit facility. As of such date we calculated all relevant ratios under its senior credit facility as follows:

•	EPL’s “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.21 to 1; and

•	EPL’s “leverage ratio” (as such term is defined in the senior credit agreement) was 5.02 to 1.

          These two ratios were permitted to be no less than 1.00 to 1, and no greater than 5.85 to 1, respectively, as of such date.

          In addition, as of December 27, 2006, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as such terms are defined in the indenture governing the 2014 Notes) at 1.56 to 1 and 5.85 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. The indenture permits us to incur indebtedness that (a) is contractually subordinated to the 2014 Notes, (b) has a maturity date after November 15, 2014, and (c) does not provide for payment of cash interest prior to November 15, 2014. The indenture also permits our “restricted subsidiaries” (as such term is defined in the indenture), including EPL, to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, and, in the case of indebtedness incurred by us, if our consolidated leverage ratio would have been equal to or less than 7.5 to 1, all as determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if such indebtedness had been incurred at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness.

Recent Accounting Pronouncements

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This new guidance addresses how a registrant should quantify the effect of errors on the financial statements based on their impact to both the balance sheet and the income statement in order to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements and errors that were not deemed material under a prior approach but are material under the SAB 108 approach. The application of SAB 108 as of December 27, 2006 did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

          In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years ending after December 15, 2006. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its consolidated financial position, results of operations and cash flows.

Inflation

          Over the past five years, inflation has not significantly affected operating results. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. In March 2007, we renewed our chicken contracts with terms ranging from one to two years at higher prices than the expiring contracts. We had implemented price increases in 2006 to partially mitigate the impact of higher chicken prices on our profitability. Our workers’ compensation and health insurance costs have been and are subject to continued inflationary pressures. On September 12, 2006, the state of California passed legislation increasing the minimum wage in the state from $6.75 per hour to $7.50 per hour effective January 1, 2007. Additionally on January 1, 2008, the minimum wage in California will go up to $8.00 per hour. There is also pending legislation to raise the federal minimum wage to $7.25 per hour. We have mitigated significant potential increases in our workers’ compensation insurance costs by switching from a guaranteed cost insurance program to a high deductible insurance program in 2003. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current practice of maintaining operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is our most effective tool for dealing with inflation.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

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

          A hypothetical 10% fluctuation in the variable interest rate on our existing debt of $104.5 million as of December 27, 2006 would result in an increase or decrease in interest expense of approximately $0.5 million in a given year. We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates as of December 27, 2006 to be material.

Item 8. Financial Statements and Supplementary Data

          The consolidated financial statements, including the Independent Registered Public Accounting Firm’s Report thereon, are listed under Item 15(a) and filed as part of this Annual Report on Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                    None.

Item 9A. Controls and Procedures.

          Our Chief Executive Officer and Senior Vice President of Finance have concluded that the design and operation of our disclosure controls and procedures are effective as of December 27, 2006. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in our SEC filings and submissions is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

          There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 27, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

          None.

PART III

Item 10. Directors and Executive Officers of the Company.

               The following table sets forth certain information regarding our board of directors and executive officers:

Name	Age(1)	Position

Stephen E. Carley	54	President, Chief Executive Officer and Director
Karen B. Eadon	53	Senior Vice President of Marketing and Chief Marketing Officer
Joseph N. Stein	46	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Brian Berkhausen	51	Senior Vice President of Development
Jeanne A. Scott	59	Senior Vice President of Human Resources and Training and Assistant Secretary
Pamela R. Milner	51	Senior Vice President, General Counsel and Secretary
Stephen J. Sather	59	Senior Vice President of Operations
Andrew R. Heyer	49	Director
Dean C. Kehler	50	Director
Glenn B. Kaufman	39	Director
Dennis Lombardi	59	Director
Douglas K. Ammerman	55	Director
Griffin Whitney	31	Director

(1)	As of March 1, 2007.

               Stephen E. Carley has been the President, Chief Executive Officer and a director of EPL since April 2001. He has been our President since June 2004 and was elected a director of the Company in February 2007. Mr. Carley has over 12 years of experience in the restaurant and food-service industries, including from 1993 to November 1996 when Mr. Carley served in various capacities, including National Vice President of Development, for Taco Bell Corporation. From November 1996 to October 1998, Mr. Carley was President of Universal Studios Hollywood Theme Park and Citywalk, a division of Universal Studios, Inc. From January 1999 to April 2001, Mr. Carley served as President of OnRadio.com, a website hosting and design business, Chief Executive Officer of JoePix.com, and President of PhotoPoint Corporation, two digital-imaging companies. Previously in his career, Mr. Carley spent several years in brand management and operations with General Mills, Inc., the Pillsbury Company and PepsiCo, Inc.

               Karen B. Eadon has been Senior Vice President of Marketing and Chief Marketing Officer of EPL since January 2006, previously serving as Vice President and Chief Marketing Officer from October 2002 to January 2006. She was elected our Senior Vice President of Marketing in February 2007. From November 2000 to October 2002, Ms. Eadon served as Vice President, U.S. Marketing for McDonald’s Corporation. From March 1999 to October 2000, she served as Senior Vice President, Marketing, for Applebee’s International, Inc. From April 1995 to March 1999, she served as Vice President, Retail Marketing for Arco Products Company, the refining and marketing division of ARCO.

               Joseph N. Stein was elected our Senior Vice President of Finance and Chief Financial Officer in February 2007 and he has held these positions at EPL since January 2006. Mr. Stein served as Vice President of Finance and Chief Financial Officer of EPL from April 2002 to January 2006 and as our Treasurer and Vice President since 2002 and 2004, respectively. From April 1999 to April 2002, Mr. Stein served as Vice President and Chief Strategic and Financial Officer for Rubio’s Restaurants, Inc. From January 1997 to April 1999, he served as Executive Vice President and Chief Administrative Officer for Checkers Drive-In Restaurants, Inc.

               Brian Berkhausen was elected our Senior Vice President of Development in February 2007 and has held that position at EPL since January 2006. He served as Vice President of Development of EPL from December 1997 to January 2006. From May 1996 to November 1997, Mr. Berkhausen served as Director, Market Team Operations and Systems for Allied Domecq Retailing, a QSR operator of the Togo’s Eateries, Inc., Dunkin’ Donuts Inc. and Baskin-Robbins Incorporated brands. From May 1993 to May 1996, Mr. Berkhausen served as Director, Market Development and Strategy for Baskin-Robbins Incorporated.

               Jeanne A. Scott was elected our Senior Vice President of Human Resources and Training in February 2007 and has held that position at EPL since January 2006. She served as Vice President of Human Resources and Training of EPL from February 2003 to January 2006. From January 1999 to January 2003, Ms. Scott served as Senior Vice President, Human

Resources Alliance for Sodexho, a worldwide food service management company. From December 1995 to November 1998, she served as Vice President Human Resources and Training for Koo Koo Roo, Inc.

               Pamela R. Milner was elected our Senior Vice President and General Counsel in February 2007 and has held that position at EPL since January 2006. She served as Vice President and General Counsel of EPL from January 2000 to January 2006 and has been Corporate Secretary of EPL since February 2000. From August 1999 to December 1999, Ms. Milner was General Counsel for Capital Pacific Holdings, Inc., a publicly traded real estate development company. Ms. Milner served as Assistant General Counsel for Advantica Restaurant Group, Inc. (“ARG”), from September 1998 to August 1999 and Senior Corporate Counsel of ARG from October 1997 to September 1998. From September 1994 to October 1997, Ms. Milner was Senior Attorney for the casual dining divisions of California Pizza Kitchen, Chevy’s and East Side Mario’s and Director of Acquisitions and Divestitures for Taco Bell Corporation.

               Stephen J. Sather was elected our Senior Vice President of Operations in February 2007 and has held that position at EPL since January 2006. From March 2002 to December 2005, he served as Senior Vice President Retail Operations for Great Circle Family Foods, LLC and from December 1996 to December 2001, he served as Chief Operating Officer for Rubios Restaurants Inc.

               Andrew R. Heyer has been a director of the Company since February 2007 and of EPL since November 2005. He also served as a Vice President of the Company from November 2005 to February 2007. Mr. Heyer has been a Managing Partner of Trimaran Capital Partners, L.L.C. since 2000 and a member of the Investment Committee of Trimaran Advisors, L.L.C., the investment advisor to Caravelle Investment Fund, L.L.C. since 1997. From 1995 to 2006, Mr. Heyer served as vice chairman of CIBC World Markets Corp. and as co-head of the CIBC Argosy Merchant Banking Funds (Fund I). Prior thereto, Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. Mr. Heyer currently serves on the Boards of Directors of Niagara Corporation, Hain Celestial Group, Inc., Village Voice Media, LLC, Brite Media Group LLC and Charlie Brown’s Acquisition Corp.

               Dean C. Kehler was elected a director of the Company in February 2007 and served as a Vice President of the Company from November 2005 until February 2007. He has served as a director of EPL since November 2005. He has been a Managing Partner of Trimaran Capital Partners, L.L.C. since 2000 and a member of the Investment Committee of Trimaran Advisors, L.L.C., the investment advisor to Caravelle Investment Fund, L.L.C. since 1997. From 1995 to 2006, Mr. Kehler served as vice chairman of CIBC World Markets Corp. and as co-head of the CIBC Argosy Merchant Banking Funds (Fund I). Prior thereto, Mr. Kehler was a founder and Managing Director of The Argosy Group L.P. Mr. Kehler currently serves on the Boards of Directors of Booth Creek Ski Holdings, Inc., Fortunoff, Inviva, Inc., PrimeCo Wireless Communications LLC, Urban Brands, Inc. and Charlie Brown’s Acquisition Corp.

               Glenn B. Kaufman was elected a director of the Company in February 2007 and has been a director of EPL since December 1999. Mr. Kaufman was our Vice President from December 1999 to May 2004. He is a Managing Director of American Securities Capital Partners, L.P., having joined that company in October 1997. Mr. Kaufman has also been a Managing Director of American Securities Capital Partners, LLC since September 2000. From October 1993 to October 1997, Mr. Kaufman served as a corporate attorney with the firm of Cravath, Swaine & Moore in New York, New York, where he focused on private equity and related transactions. Previously, he worked in the small business consulting group of Price Waterhouse. He is Chairman of the Board of Press, Ganey Associates, Inc. and a director of Potbelly Sandwich Works, Inc.

               Dennis Lombardi was elected a director of the Company in February 2007 and has been a director of EPL since February 2000. He has been Executive Vice President of WD Partners, a multi-unit design and development company, since January 2005. He served as Executive Vice President of Technomic Inc., a leading food service consulting and research firm, from February 1991 through December 2004. Mr. Lombardi serves on the Board of Directors of Abuelo’s Mexican Food Embassy, a casual dining concept.

               Douglas K. Ammerman has been a director of the Company since September 2006. He held numerous positions with KPMG, LLP, an international accounting firm, including Managing Partner, from 1973 until his retirement in 2002. Mr. Ammerman holds a Masters in Business Taxation from the University of Southern California, is a Certified Public Accountant and is a member of the California Society of CPAs. He is a director and Chairman of the Audit Committee of Fidelity National Financial, Inc. and Quiksilver, Inc.

               Griffin Whitney has been a director of the Company since September 2006. He has been an Associate at Trimaran Capital Partners, L.L.C. since June 2005. From August 2003 to May 2005, Mr. Whitney attended the University of

Pennsylvania Wharton School of Business, where he received a Masters in Business Administration. Prior thereto he was an Associate at AEA Investors, LLC from August 2001 to July 2003.

                    Directors serve until the next annual meeting of stockholders or until their successors are elected. Officers serve at the pleasure of the Board of Directors.

Audit Committee Financial Expert

                    Our Board of Directors has determined that Douglas K. Ammerman qualifies as an “audit committee financial expert” as defined in the SEC’s rules and that Mr. Ammerman is independent under the applicable rules of The Nasdaq National Market. See “Item 13. Certain Relationships and Related Transactions and Director Independence – Director Independence.”

EPL Code of Ethics

                    EPL has adopted a Code of Business Ethics & Conduct that applies to all of EPL’s employees, including our executive officers since they are also employees of EPL. The Code of Business Ethics & Conduct is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview of Compensation Program

          The primary purposes of the Compensation Committee (the “Committee”) of our board of directors are: (1) to establish and maintain competitive, fair and equitable compensation practices designed to attract and retain key management employees throughout the Company and to establish appropriate incentives to motivate and reward key management employees for achieving or exceeding established performance goals; and (2) to oversee the competency and qualifications of senior management personnel and the provisions of senior management succession planning.

          The Company’s compensation policies with respect to its executive officers are based on the principles that compensation should, to a significant extent, be reflective of the financial performance of the Company, and that a significant portion of executive officers’ compensation should provide long-term incentives. The Compensation Committee seeks to have executive compensation set at levels that are sufficiently competitive so that the Company may attract, retain and motivate high quality executives to contribute to the Company’s success. In assessing overall compensation for executive officers, the Committee may consider, among other factors, the Company’s performance, relative shareholder return and industry position, general industry data and awards given to the Company’s executives in past years.

          Throughout this discussion, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2006, as well as the other individuals included in the Summary Compensation Table below are referred to as the “Named Executive Officers.”

Employment and Related Agreements

          The nature and terms of our executive compensation program have been influenced significantly by the fact that we are a privately owned company and that Trimaran Pollo Partners, LLC (the “LLC”), our principal indirect shareholder, is actively involved in establishing and overseeing our compensation program. In connection with the Acquisition by CAC in November 2005, we entered into employment agreements with our executive officers and CAC entered into other agreements with the executive officers that established the basic parameters of our compensation program. The employment agreements, which are further described below under “Employment Agreements,” provide for the salary, annual bonus and benefits to executive officers described below. CAC adopted a Stock Option Plan pursuant to which it granted our executive officers options to purchase CAC common stock. In connection with the Acquisition, as a condition to permitting our officers and other employees to exchange their existing Company shares and stock options for shares and stock options of CAC, CAC required such officers and employees to become parties to a Stockholders Agreement with the LLC. All persons who acquire shares or options to purchase shares of CAC are required to become parties to the Stockholders Agreement. The Stockholders Agreement provides for the put and call options described below under “Payments Upon Termination or

Change in Control.” This Agreement also generally provides for restrictions on the ability of the parties to transfer any shares of CAC stock held by them and contains other provisions governing their rights as stockholders of CAC. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Setting Compensation

          Overall, the total compensation opportunity is intended to create an executive compensation program that is fair, reasonable and competitive when compared to the median compensation levels of comparable limited service restaurant companies. In setting compensation, the Company informally considers competitive market practices derived from various sources, such as recruiting firms, SEC filings of comparable companies and data available from the Economic Research Institute, which provides a database of executive compensation statistics regarding other limited service restaurant companies of comparable size and revenue and similar geographic location. Generally, we believe that executive salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies but we do not engage in a formal benchmarking process.

          Because most of the components of compensation are pre-established by the terms of our executives’ employment agreements and stock option agreements, salary and discretionary bonuses, if any, are the only variable components of compensation that are established annually. Our Chief Executive Officer is significantly involved in determining salaries and discretionary bonuses, if any, of the other Named Executive Officers. He confers with representatives of the LLC, our Senior Vice President of Human Resources and the Compensation Committee in setting annual salaries or recommending discretionary bonuses for senior executives.

Compensation Components

          Executive compensation consists of the following components:

          Base Salary. The Company provides Named Executive Officers with base salary to compensate them for services rendered during the fiscal year. The base salaries for our executives set forth in their respective employment agreements were initially established based on their experience and responsibilities, taking into account competitive market compensation paid by other companies for similar positions, and negotiations with the LLC. Salary levels are typically considered annually as part of the Company’s annual performance review process as well as upon a promotion or other change in job responsibility. Annual salary increases are determined based upon each executive’s performance review rating and the aggregate annual salary increases for all executive officers are subject to a merit increase pool approved by the Board annually. Merit-based increases to executive salaries are based on the Chief Executive Officer’s assessment of the individual’s performance. Specific factors considered by the Chief Executive Officer in evaluating executive performance and recommending salary increases are achievement of previously established performance accountabilities for the prior year and demonstration of certain “Good to Great” behaviors outlined in the performance review document.. The Chief Executive Officer’s salary increase is determined using the same performance review process and is set by the Compensation Committee of the Board. The Compensation Committee reviews the performance of the Chief Executive Officer on an annual basis.

          Annual Bonus. Executive officers are eligible for annual incentive bonuses pursuant to the terms of their respective employment agreements based upon our achievement of budgeted EBITDA as approved by the board of directors for each fiscal year. This element of compensation serves to motivate and challenge the executive to achieve superior short-term performance, while stock option awards are designed to motivate long-term performance and tenure at the Company.

          Our annual incentive bonus plan provides for a cash bonus, dependent upon the level of achievement of EBITDA, calculated as a percentage of the officer’s base salary, with higher ranked officers compensated at a higher percentage of base salary to reflect their greater level of responsibility for the implementation and achievement of the annual plan. The percentages for Named Executive Officers reflect our objective of ensuring that a substantial portion of the compensation opportunity depends on the achievement of specific performance goals. For fiscal 2006, the target bonus awards (as a percentage of base salary) were as follows: Chief Executive Officer, 100%; Chief Financial Officer, 75%; Senior Vice Presidents, 75%; and Vice Presidents, 35%. In addition, all of our support center employees are eligible for an annual bonus as reflected in the Support Center Annual Incentive Plan at a pre-established percentage of their base salary determined by their position in the Company.

          Depending on the achievement of EBITDA targets, the annual bonus for executive officers ranges from 25% to 150% of the target bonus, and no bonus is paid if actual EBITDA for the year is less than 90% of budgeted EBITDA. The bonus calculation for executive officers is scaled to decline at a significantly greater rate if actual EBITDA is less than budgeted EBITDA, compared to the increase if actual EBITDA exceeds budgeted EBITDA. For example, if actual EBITDA equals 95% of budgeted EBITDA, the bonus is equal to 62.5% of target bonus, whereas if actual EBITDA equals 110% of budgeted EBITDA, the bonus equals 120% of target bonus. This scaling is designed to reward executive officers only if the Company substantially achieves or exceeds its annual plan for EBITDA. Further information regarding the 2006 bonus opportunities for our Named Executive Officers is set forth under “Grants of Plan Based Awards in Fiscal 2006.”

          EBITDA is defined as the income of the Company before, without duplication, interest expense, amortization of deferred financing fees and acquisition-related bank/financing fees, income taxes, depreciation and amortization expense, before gains (or losses) on the sale of company-operated restaurants or other significant assets, after all bonuses and profit sharing expenses of the Company of any kind. We believe that this is the best measure of our financial performance to use for purposes of executive bonuses because we utilize a similar measure to establish our budgets and to analyze our operations as compared to our budgets. The adjustments to income that define EBITDA facilitate our ability to measure operating performance by eliminating certain items which do not reflect management’s ability to impact the business and which we believe should not be taken into account for incentive compensation purposes. EBITDA is also an important non-GAAP valuation tool that is frequently used by securities analysts, investors and others to evaluate companies in our industry.

          Budgeted EBITDA is established each year by our Board based upon the Company’s five-year strategic plan and the annual operating plan developed by management and is designed to represent a strong year-over-year combined annual growth rate in the overall profitability of the Company. In the last five years, the Company has achieved or exceeded budgeted EBITDA in every year except 2002 and 2006. As a result of the 2005 Acquisition by CAC, 2006 budgeted EBITDA represented a higher growth rate than in prior years. It is the Board’s goal to set budgeted EBITDA at a level that is achievable, but sufficiently ambitious to provide a meaningful incentive.

          Discretionary Bonuses. In addition to the annual bonus provided for in the employment agreements, we may also, from time to time, decide to award discretionary bonuses to executives upon the occurrence of extraordinary events, such as a significant financing, acquisition or sale. No discretionary bonuses were awarded in 2006.

          Long-Term Stock Option Incentive Program. We believe that long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of option-based awards. Stock option awards enable the Company to enhance the link between the creation of shareholder value and long-term executive incentive compensation and maintain competitive levels of total compensation.

          Our historical practice has been to grant non-qualified stock options to an eligible employee either upon hire or upon promotion to a management level in the Company. Newly hired or promoted eligible employees typically receive their award at the first scheduled board meeting following their hire or promotion date. We do not have a program for the periodic grant of stock options to our employees. Except for Mr. Sather (who was granted options upon his promotion to Senior Vice President), our Named Executive Officers were granted performance-based options shortly after the Acquisition by CAC in December 2005. In connection with the Acquisition, the LLC and our Chief Executive Officer established an initial option pool and allocated option grants among the executive officers based on their positions and responsibilities in the Company. Thereafter, awards have been determined by the Compensation Committee, in its discretion, taking into account the range of initial option grants.

          Our stock options are both “performance-based” and “time-based” awards. Employee option grants are subject to vesting at 20% per year upon achievement of annual or cumulative EBITDA goals (determined on the same basis as the annual incentive bonus) or 100% vesting on the seventh anniversary of the option grant, with accelerated vesting upon the event of an initial public offering of at least $50 million or change in control. Because budgeted EBITDA was not achieved in 2006, none of the options vested in 2006.

          For the first five years after the grant of an option, vesting is based on achievement of annual or cumulative EBITDA goals to motivate management to achieve our financial goals. However, even if the financial goals are not achieved, we provide for full vesting after seven years to encourage and reward loyalty and long-term commitment to the Company. We provide for accelerated vesting upon an initial public offering of at least $50,000,000 or a change in control because these events result in the creation of shareholder value and we want to motivate our officers to achieve these goals by permitting them to participate in the increased shareholder value which results.

          Other Compensation. The Company provides named executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Named Executive Officers are provided automobile expense allowances and gasoline credit cards, supplemental ExecuCare health insurance and payment of other health insurance premiums. The Chief Executive Officer is also entitled to a leased automobile and other perquisites as approved by the Committee, including certain family travel expenses. We intend to continue to maintain these modest executive benefits and perquisites for officers; however, the Compensation Committee in its discretion may revise, amend or add to the officers’ executive benefits and perquisites if it deems it advisable.

          We maintain a 401(k) Plan for our employees, including our Named Executive Officers, because we wish to encourage our employees to save some percentage of their cash compensation, through voluntary deferrals, for their eventual retirement. The 401(k) Plan permits employees to contribute up to 15% of their qualified compensation and we match 100% of the first 3% of the employees’ contribution and 50% of the next 2% of their contribution. The Company’s matching contribution vests ratably over three years.

Payments Upon Termination or Change in Control

          Various agreements provide for payments to the Named Executive Officers in the event of a termination of employment or a change in control of CAC. The types of payments and estimated amounts payable are described below under “Potential Payments upon Termination or Change in Control.” We believe that these severance provisions are consistent with general practice among our peers, although we have not conducted a study to confirm this.

          We provide severance payments to our executive officers only if their employment is terminated by the Company without cause or by the officer for good reason, or in the event of the officer’s death or disability. The aggregate amount of an executive’s severance is subject to reduction by the amounts of any other cash severance or termination benefits payable to him under any other plans, programs or arrangements of the Company or its affiliates. There are currently no other formal severance or termination benefits plans or arrangements in place. Executive officers other than the Chief Executive Officer receive continued salary for twelve months and a pro rata portion of their bonus. Upon death or disability the officer receives only a pro-rata bonus. The severance benefits reflect the fact that it may be difficult for executive officers to find comparable employment within a short period of time. In addition, except in the case of severance payments to our Chief Executive Officer, the Company receives a benefit from the payments since they are linked to the officer’s compliance with the non-competition, non-solicitation and confidentiality covenants contained in their employment agreements.

          Stephen Carley’s employment agreement provides for a lump sum payment of two times his base salary on the date of termination and two times the average of his annual bonus in the two completed fiscal years prior to the date of termination. Mr. Carley’s severance package and method of payment were negotiated between the LLC and Mr. Carley in connection with the Acquisition and we believe it is consistent with industry standards for chief executive officers in the restaurant industry, although we have not conducted studies to confirm this.

          The Stockholders Agreement provides that in the event of a termination without cause or for good reason, a Named Executive Officer has the right (“put right”) to require CAC to purchase all of his shares of CAC stock (including shares underlying vested options) at their fair market value as determined by the board of CAC. Upon the officer’s termination for any reason, CAC has the right (“call right”) to purchase all of the officer’s CAC stock (including shares underlying vested options) at (i) the lower of cost or fair market value if termination is for cause or without good reason, or (ii) fair market value if termination is for any other reason. CAC and the Company are privately owned and there is no public market for CAC stock. The principal purpose of CAC’s call option is to enable it to keep CAC shares closely held and out of the hands of former employees who may become employed by competitors or have interests adverse to the Company. The ability to repurchase these shares also enables CAC to issue shares or options to new management personnel without further dilution to its stockholders. Because there is no public market for the CAC stock, the officers’ put option enables the officers to liquidate their interest in CAC when they leave the Company and to realize on any gains resulting from an appreciation in the value of CAC shares during their tenure as officers.

          The CAC stock option agreements provide for automatic vesting of options upon the occurrence of a change in control of CAC. If the options are not exercised, they will automatically terminate on the effectiveness of the change in control unless the surviving or acquiring company agrees to assume the options or to substitute new options. We believe that the interests of our stockholders are best served if the interests of our senior management are aligned with them, and providing for acceleration of options in the event of a change in control should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of our stockholders.

Tax and Accounting Implications

          Under Section 162(m) of the Internal Revenue Code, a public company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. Sections 280G and 4999 of the Internal Revenue Code limit the ability of certain companies to take a tax deduction for “excess parachute payments” (as defined therein) and impose excise taxes on each executive that receives “excess parachute payments” in connection with his or her severance in connection with a change in control. These provisions of the Internal Revenue Code are not applicable to the Company because our equity securities are not publicly traded. When we become subject to these provisions, the Compensation Committee will consider the impact of these provisions on our compensation structure.

          Various rules under generally accepted accounting practices determine the manner in which the Company accounts for grants of equity-based compensation to our employees in our financial statements. Beginning on December 29, 2005, the Company began accounting for stock-based payments, such as stock option awards, in accordance with the requirements of SFAS 123(R) as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Share-Based Compensation.”

Compensation Committee Report

                    The Compensation Committee of the Board of Directors oversees our compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K. Based upon the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Andrew Heyer

Dennis Lombardi

Summary Compensation Table

                    The following table provides compensation information for fiscal 2006 with respect to our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Option Awards ($) (a)	Non-Equity Incentive Plan Compensation ($) (b)	All Other Compensation ($) (c)	Total ($) (d)

Stephen E. Carley, President and Chief Executive Officer	2006	359,136	287,657	251,884	61,456	960,133

Joseph N. Stein, Senior Vice President, Finance and Chief Financial Officer	2006	242,034	95,866	127,314	25,392	490,606

Karen B. Eadon, Senior Vice President, Marketing	2006	256,547	95,866	134,949	36,277	523,639

Brian Berkhausen, Senior Vice President, Development	2006	237,049	76,708	125,193	33,177	472,127

Stephen J. Sather, Senior Vice President, Operations	2006	214,615	106,080	114,787	23,364	458,846

(a)

These options represent the right to purchase common stock of CAC. The amounts in this column represent the compensation expense relating to stock options recognized in 2006 for financial statement reporting purposes, with certain adjustments prescribed by the SEC’s rules. These amounts do not correspond to the actual amounts that may be recognized upon exercise of the options. The assumptions used in these calculations, excluding the forfeiture rate, are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Share-Based Compensation” and Note 18 to our Consolidated Financial Statements.

(b)

These amounts represent bonuses earned in fiscal 2006. For a description of the terms of the bonuses, see “Compensation Discussion and Analysis” and the table “Grants of Plan-Based Awards in Fiscal 2006.”

(c)	The following table sets forth these amounts by category:

	Medical and Other Insurance Premiums(1)	Company 401K Matching Contributions	Auto Allowance/Lease(3)	Other Perquisites(2)(3)

Stephen E. Carley	18,505	$12,570	$22,476	$8,360
Joseph N. Stein	6,308	9,681	6,000	3,403
Karen B. Eadon	20,715	7,845	6,000	1,717
Brian Berkhausen	17,454	8,685	4,800	2,238
Stephen J. Sather	10,211	1,731	6,923	4,499

(1)

These amounts represent premiums for medical, dental, vision and long-term care insurance paid by the Company that exceed the level of premiums the Company pays for its other employees and 2006 reimbursements under a supplemental health insurance plan.

(2)	“Other perquisites” consist of auto fuel and maintenance costs and personal travel.

(3)	We have stated the full cost of these to the Company since we do not obtain the information necessary to calculate the percentage of these costs that represents a personal benefit.

(d)

Based on the total compensation amounts, each Named Executive Officer’s bonus represented approximately one-quarter of his or her total compensation. The salaries of the Named Executive Officers as a percentage of total compensation ranged from 37.2% for Mr. Carley to 50% for Mr. Berkhausen, reflecting the higher portion of Mr. Carley’s compensation that is incentive-based.

Grants of Plan-Based Awards in Fiscal 2006

                    During fiscal 2006, the Named Executive Officers were entitled to bonuses in accordance with the terms of their respective employment agreements. These bonuses are described in the following table as “non-equity incentive plan awards.” In addition, in 2006 Mr. Sather was granted a stock option (equity incentive plan award). The following table describes the estimated future payouts under these awards.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)
					Estimated Future Payouts Under Equity Incentive Plan Awards (b)			Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards

Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Stephen E. Carley	1/11/06	89,784	359,136	538,704	—	—	—	—		—
Joseph N. Stein	1/11/06	45,381	181,523	272,288	—	—	—	—		—
Karen B. Eadon	1/11/06	48,103	192,410	288,615	—	—	—	—		—
Brian Berkhausen	1/11/06	44,447	177,787	266,680	—	—	—	—		—
Stephen J. Sather	1/11/06	40,240	160,961	241,442	—	—	—	—		—
	1/11/06	—	—	—	(c)	17,778 shares	17,778 shares	$86.43	(d)	$774,996	(e)

(a)

These awards represent annual performance bonuses provided for in each officer’s employment agreement. In the first quarter of each fiscal year, the board of directors establishes “budgeted EBITDA” for such fiscal year following its review of the Company’s annual operating plan with management. The date that budgeted EBITDA is approved by the board is the “grant date.” The amount of bonus for any fiscal year is calculated on the basis of how the Company’s actual EBITDA for the fiscal year compares to budgeted EBITDA. The target bonus (“Target” column) is 75% of each officer’s base salary (100% in the case of Mr. Carley). The amount of the bonus ranges from 25% of the officer’s target bonus if actual EBITDA is 90% of budgeted EBITDA (“Threshold” column) to 150% of target bonus if actual EBITDA equals 125% or more of budgeted EBITDA (“Maximum” column). No bonus is paid if actual EBITDA is less than 90% of budgeted EBITDA and in no event may the bonus amount exceed 150% of the officer’s target bonus. See “Compensation Discussion and Analysis” above for an explanation of budgeted EBITDA. For the actual amount of bonus earned in 2006 pursuant to these awards, see the column “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table above.

(b)

These awards are options to purchase CAC common stock that vest upon the achievement of certain performance targets or after seven years. See “CAC Stock Option Plan” and the table “Outstanding Equity Awards at Fiscal Year-End 2006” for a description of the terms of these options.

(c)

Upon the occurrence of a public offering of at least $50 million before November 18, 2007, the minimum amount receivable under the option would be the vesting of 50% of the option shares (8,889 shares) and the issuance of a number of restricted shares having an aggregate economic value equal to the fair market value of the 8,889 unvested option shares on such date less the exercise price thereof.

(d)

The common stock of CAC is not publicly traded. The exercise price was determined to be equal to the fair market value of CAC common stock on the grant date, based on the price paid by CAC, a third-party purchaser in an independent, arm’s-length negotiated transaction, when it acquired all of our outstanding shares of common stock on November 18, 2005. We did not obtain a contemporaneous third party valuation of our common stock because we believe this arm’s-length transaction most appropriately reflected the fair market value of the underlying stock on the grant date. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Share-Based Compensation.”

(e)

This amount represents the amount that the Company expenses in its financial statements over the vesting term of the option, determined in accordance with SFAS 123R. See Note 18 to our Consolidated Financial Statements.

Employment Agreements

                    EPL has employment agreements with each Named Executive Officer.

                    Term. Mr. Carley’s employment agreement is dated September 27, 2005 and has a three-year term. Commencing on January 1, 2007, and each January 1 thereafter, Mr. Carley’s employment term is automatically extended for an additional year unless either party gives 60 days prior notice of its intention not to extend the term. As a result of the timing of these extensions, the term of Mr. Carley’s employment is a rolling three-year period which currently expires November 18, 2009. Mr. Stein’s employment agreement is dated September 27, 2005 and runs for three years from November 18, 2005. Mr. Berkhausen’s employment agreement is dated November 1, 2005 and runs through December 31, 2008. Ms. Eadon’s employment Agreement is dated October 10, 2005 and runs through December 31, 2008. Mr. Sathers’ employment agreement is dated January 9, 2006 and runs through December 31, 2008. Each of these employment agreements (other than Mr. Carley’s) has an automatic one-year renewal unless either party provides termination notice at least 60 days prior to the end of the then applicable term.

                    Base Salary. Each agreement provides for a base annual salary that may be increased at the sole discretion of the board of directors. The Named Executive Officers’ base annual salaries for fiscal 2006 are set forth in the “Summary Compensation Table” above.

                    Bonus. Contingent on our meeting certain financial goals, the target bonus for each Named Executive Officer is 75% of the officer’s base salary, except for Mr. Carley, whose target bonus is 100% of his base salary. The terms of the bonus are described in the table “Grants of Plan – Based Awards in Fiscal 2006” above.

                    Employee Benefits. Each Named Officer is entitled to receive health insurance, retirement benefits and fringe benefits on the same basis as those benefits are made available to other senior executives. In addition, EPL provides Mr. Carley with a leased vehicle and pays the routine operating, maintenance and fuel costs for such vehicle.

                    Termination. If EPL terminates a Named Executive Officer for cause or a Named Executive Officer resigns without good reason or dies or suffers from a disability, that executive officer is entitled to accrued base annual salary for the then current year to date, earned unpaid bonus from prior years, accrued expenses meriting reimbursement and accrued unpaid benefits. If a Named Executive Officer dies or suffers from a disability, the officer is also entitled to a pro rata bonus for the then current year. If we terminate a named Executive Officer without cause or a Named Executive Officer resigns for good reason, that executive officer is entitled to all of the above compensation plus one year additional base salary payable over 12 months, except that Mr. Carley is entitled to two years of base salary payable in a lump sum on termination. These termination provisions and additional information regarding the payments the Named Executive Officers are entitled to receive upon termination or a change in control are described under “Potential Payments Upon Termination or Change in Control” below.

CAC Stock Option Plan

                    All of our stock options are granted by CAC pursuant to its 2005 Stock Option Plan and represent the right to purchase CAC common stock. All options granted pursuant to the plan are intended to be non-qualified stock options under the Internal Revenue Code of 1986. Of the 302,772 options outstanding at December 27, 2006, 81,540 fully vested options were granted in connection with the Acquisition by CAC in November 2005 in exchange for previously outstanding options to purchase common stock of EPL Holdings, Inc. which were fully vested. Subsequent to the Acquisition through December 27, 2006, an aggregate of 227,926 options have been granted. Such options vest upon the achievement of certain performance-based and time-based conditions as described in footnote (b) to the table “Outstanding Equity Awards at Fiscal Year-End 2006” below. The options terminate upon the optionee’s termination of service with the Company subject to the optionee’s right to exercise the vested portion of the option for a period of three to nine months after termination, depending on the cause of termination; provided, however, that if an optionee is terminated by the Company for cause, his options are forfeited. The options are subject to accelerated vesting in the event of an initial public offering of at least $50,000,000 or a change in control, as described under “Potential Payments Upon Termination or Change in Control.” Upon the payment of a dividend with respect to CAC common stock, the optionee is entitled to receive the economic equivalent of such dividend as if all his options had been exercised prior to payment of the dividend. The compensation committee of CAC, which is responsible for administering the option plan, has the right to waive any conditions or rights under, or amend any terms of, outstanding options, including the exercise price, vesting provisions and term. Options are not transferable except with the prior consent of the Compensation Committee.

Outstanding Equity Awards at Fiscal Year-End 2006

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (a)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (b)	Option Exercise Price ($)	Option Expiration Date

Stephen E. Carley	22,845		$7.56	4/9/2011

		66,741	$86.43	12/14/2016

Joseph N. Stein	10,158		$9.68	4/9/2012

		22,247	$86.43	12/14/2016

Karen B. Eadon	15,356		$11.03	10/12/2012

		22,247	$86.43	12/14/2016

Brian Berkhausen	8,977		$2.98	12/28/2009

		17,778	$86.43	12/14/2016

Steve J. Sather		17,778	$86.43	12/14/2016

(a)

These options were initially granted prior to the Acquisition by CAC on November 18, 2005 and were fully vested as of the date of the Acquisition. These options were exchanged for CAC options in connection with the Acquisition.

(b)	These options vest in the following ways:

•

These options will vest 20% per year over the five years following the grant date if the Company achieves its budgeted EBITDA target. If the options do not vest in a specific year, they will vest on cumulative basis if cumulative budged EBITDA is achieved. See footnote (a) to “Grants of Plan-Based Awards in Fiscal 2006” for an explanation of budgeted EBITDA. None of these options vested in 2006.

	•	Even if the performance targets are not met, these options will vest in full seven years after the grant date as long as the employee is still with the Company.

•

Upon an initial public offering of at least $50 million before November 18, 2007, 50% of the then unvested options will vest. All vested options will then be converted into options to purchase shares of the public company’s common stock and will remain exercisable in accordance with the terms of the original grant. The remaining unvested options will automatically terminate and the optionees will be entitled to receive grants of the public company’s restricted stock with an aggregate economic value equal to the fair market value of the unvested shares minus the aggregate exercise price thereof.

	•	If an initial public offering of at least $50 million occurs after November 18, 2007, or if a change in control occurs at any time, 100% of the options will vest immediately upon consummation thereof.

Potential Payments Upon
Termination or Change in Control

                    The Company has entered into employment agreements and maintains certain plans and arrangements that require certain payments to the Named Executive Officers in the event of a termination of employment with EPL or a change in control of CAC. The amounts payable to each Named Executive Officer in each situation is listed in the tables below. These amounts do not include any payments or benefits to which the officer is entitled irrespective of a termination or change in control, such as accrued unpaid salary or employee benefits. The amounts payable are calculated on the assumptions that the event which triggers the payments took place on December 27, 2006 (our fiscal year end), that the employee was employed during the entire fiscal year, and, where applicable, that the per share price of CAC’s common stock on that date was $104.08. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Share-Based Compensation” for a description of the manner in which we determine the fair market value of CAC common stock.

Type of Payment/Recipient	Termination for “Cause” or by Officer Without “Good Reason” $	Termination Due to Death or “Disability” $	Termination Without “Cause” or by Officer With “Good Reason” $	“Change in Control” $

Base Salary
Stephen E. Carley	0	0	718,272 (1)	0
Joseph N. Stein	0	0	242,034 (2)	0
Karen B. Eadon	0	0	256,547 (2)	0
Brian Berkhausen	0	0	237,049 (2)	0
Stephen J. Sather	0	0	214,615 (2)	0
Bonus
Stephen E. Carley	0	256,569 (3)	538,177(4)	0
Joseph N. Stein	0	129,683 (3)	129,683 (3)	0
Karen B. Eadon	0	137,459 (3)	137,459 (3)	0
Brian Berkhausen	0	127,522 (3)	127,522 (3)	0
Stephen J. Sather	0	116,923 (3)	116,923 (3)	0
Gain on Sale of CAC Stock (5)
Stephen E. Carley	0	403,214	403,214	0
Joseph N. Stein	0	200,133	200,133	0
Karen B. Eadon	0	291,454	291,454	0
Brian Berkhausen	0	158,444	158,444	0
Stephen J. Sather	0	10,202	10,202	0
Acceleration of Stock Options (6)
Stephen E. Carley	0 (7)	0	0	1,177,975
Joseph N. Stein	0 (7)	0	0	392,658
Karen B. Eadon	0 (7)	0	0	392,658
Brian Berkhausen	0 (7)	0	0	314,127
Stephen J. Sather	0 (7)	0	0	313,778

(1)	Lump-sum payment equal to two times base salary on the date of termination.

(2)

Unless termination is due to voluntary resignation after reaching age 60, the officer receives continued salary for 12 months subject to compliance with non-competition, non-solicitation and confidentiality covenants, which are described below.

(3)

The officer is entitled to a pro-rated bonus based on the percentage of the year the officer was employed, payable when the bonus would have otherwise been paid. The estimated payment above assumes that the officer was employed the entire fiscal year.

(4)	Lump-sum payment equal to two times average bonus in prior two fiscal years.

(5)

Pursuant to the terms of a Stockholders Agreement described in “Item 13. Certain Relationships and Related Transactions and Director Independence,” in the event of termination without cause or for good reason, the officer has the right to require CAC to purchase all of his or her shares of CAC stock (including shares underlying vested options) at their fair market value as determined by the board of CAC. Upon the officer’s termination for any reason, CAC has the right to purchase all of the officer’s CAC stock (including shares underlying vested options) at (i) the lower of cost or fair market value if termination is for cause or without good reason, or (ii) fair market value if termination is for any other reason. This table assumes the sale of all CAC stock held by the officer (including shares underlying vested options) and the amount represents the difference between the officer’s cost (exercise price in the case of option shares) and $104.08, the fair market value of CAC stock at December 27, 2006.

(6)

Upon a change in control of CAC (defined below), options become 100% vested. The dollar amount represents the difference between the exercise price of the accelerated options and $104.08, the fair market value of CAC stock on December 27, 2006. See the table “Outstanding Equity Awards at Fiscal Year-End 2006.”

(7)	The officer forfeits his or her options in the event of termination for cause.

                    Our employment agreements with the Named Executive Officers contain definitions of the terms “cause,” “good reason” and “disability” as used in the foregoing table.

                    The term “cause” means any action by a Named Executive Officer that constitutes:

•	Misconduct, dishonesty or failure to comply with specific directions of the board of directors (after a 20 day period to cure such misconduct or failure);

•	A deliberate and premeditated act against the Company or its affiliates;

•	The commission of a felony;

•	Substance abuse or alcohol abuse which renders the officer unfit to perform his duties;

•	A breach by the officer of non-competition and non-solicitation obligations contained in the employment agreement; or

•	Voluntary termination of employment in anticipation of being terminated for cause.

A Named Executive Officer may terminate his or her employment for “good reason” if:

•	The officer is relocated outside of Orange County, California, and the Company fails to cure within 30 days of notice;

•	The officer’s title is reduced and the Company fails to cure within 30 days of notice;

•

The Company fails to provide the officer with any of the employee benefits he is entitled to pursuant to his employment agreement and, except in the case of the CEO, the Company fails to cure within 30 days of notice;

•

In the case of Mr. Carley only, (i) he is removed from the board of directors or is not re-elected to the board of directors at any time during his employment term; or (ii) the Company elects not to extend the term of his employment agreement for an additional year, provided that he will not have good reason to terminate his employment in this case until the expiration of the employment term in effect at the time that the Company elects not to extend the employment term; or

•

In the case of all Named Executive Officers other than Mr. Carley, the officer’s base salary (as increased from time to time) is reduced or there is a change in his reporting relationship and the Company fails to cure within 30 days of notice, or the officer resigns after reaching age 60.

                    A “disability” exists if an officer becomes physically or mentally incapacitated and is therefore unable to perform his duties for a period of six (6) consecutive months or for an aggregate of nine (9) months in any twenty-four (24) consecutive month period. If the Company and officer cannot agree, a qualified independent physician will decide whether a disability exits.

                    Except with respect to Mr. Carley, each Named Executive Officer’s right to receive base salary payments for 12 months after termination by the Company without cause or by the officer with good reason, is subject to the officer’s compliance with non-competition, non-solicitation and confidentiality covenants contained in his or her employment agreement. The non-competition provision generally prohibits the officer for one year after termination from engaging in, working for, or owning a financial interest in, any business that operates quick-service restaurants that compete directly with EPL or its affiliates in any market in which EPL or its affiliates operate restaurants or have targeted operating restaurants at the time of the officer’s termination. The non-solicitation covenant generally prohibits the officer from soliciting any employee or consultant of the Company or its affiliates to cease working for the Company or its affiliates, for a period of one year after the officer terminates employment. The confidentiality provision prohibits the officer from disclosing or using Company trade secrets or confidential information at any time.

                    Pursuant to the terms of our stock option agreements, upon the occurrence of a change in control of CAC, options become fully vested and exercisable by the officer immediately prior to the change in control, but contingent upon the effectiveness of the change in control. If the options are not exercised, they will automatically terminate on the effectiveness of the change in control unless the surviving or acquiring company agrees to assume the options or to substitute new options. A “change in control” of CAC exists when:

•

Trimaran Fund II, LLC, Trimaran Parallel Fund II, LP, Trimaran Capital, LLC, CIBC Employee Private Equity Fund (Trimaran) Partners, CIBC Capital Corp., Trimaran Pollo Partners, LLC (or any investment fund or other entity directly or indirectly controlled by or under common control with such entities) (the “Permitted Holders”) collectively fail to beneficially own at least 40% of the outstanding shares of CAC common stock, unless such failure occurs as a result of a public offering with an aggregate cash offering price of at least $50,000,000;

•	There is a sale of all or substantially all of the assets of CAC and its subsidiaries to a party other than a Permitted Holder; or

•	The CAC stockholders approve a complete liquidation or dissolution of CAC.

Fiscal 2006 Director Compensation

          Only directors who our board has determined are independent are compensated by us for their services as directors of the Company and EPL. We pay our independent directors a fee of $2,500 per day for attendance at meetings of the board of directors and an additional annual fee of $2,000 to the chairman of the audit committee. In connection with his joining the board in September 2006, Mr. Ammerman was granted an option for 1,027 shares of CAC stock. All directors are reimbursed their reasonable expenses for attending meetings and, pursuant to a Monitoring and Management Services Agreement between CAC and Trimaran Fund Management, LLC, the Company reimburses Trimaran the travel and related expenses of its designees to our and CAC’s board of directors. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

Dennis J. Lombardi (a)	12,500	9,589	22,089

Douglas K. Ammerman (b)	2,500	2,491	4,991

David Benyaminy, Steven A. Flyer, Andrew Heyer, Glenn B. Kaufman, Dean C. Kehler and Griffin Whitney (c)	0	0	0

(a)

Mr. Lombardi has served as a director of EPL since 2000 and was elected to our board in February 2007. Mr. Lombardi’s options were granted prior to December 29, 2005, the date on which we adopted SFAS 123R. Therefore, to calculate the compensation expense we used the “modified prospective transition approach” of SFAS 123R, by which the compensation expense represents a proportionate share of grant date value (determined per SFAS 123 using the minimum method) over the remaining vesting period. See Note 18 of Notes to our Consolidated Financial Statements for the assumptions used in these calculations. At December 27, 2006, Mr. Lombardi had 472 options with an exercise price of $2.98 which were initially granted prior to the Acquisition by CAC on November 18, 2005, were fully vested as of the date of the Acquisition, and were exchanged for CAC options in connection with the Acquisition. At December 27, 2006, Mr. Lombardi also had 2,225 options with an exercise price of $86.43, which vest 20% per year over the first five years after grant and 100% in the event of a public offering of at least $50 million or a change in control (grant date value of $67,120).

(b)

Mr. Ammerman was elected a Company director in September 2006. His options were granted on September 28, 2006 and vest 20% per year over the first five years after grant and 100% in the event of a public offering of at least $50 million or change in control. The fair value of the options on the date of grant ($49,981) and the fiscal 2006 compensation expense ($2,491) were calculated using the guidance of SFAS 123R. The assumptions used in these calculations, are described in Note 18 to our Consolidated Financial Statements. At December 27, 2006, Mr. Ammerman had 1,027 options with an exercise price of $108.92.

(c)

Messrs. Benyaminy and Flyer resigned on January 31, 2007. Mr. Whitney was elected a Company director in September 2006. Messrs. Heyer, Kehler and Kaufman were directors of EPL during 2006. All of these persons, except Mr. Kaufman, are designees of Trimaran and are compensated as employees of Trimaran affiliates for their services to such affiliates and not for their services to us. Mr. Kaufman is the designee of ASP EPL L.L.C.

Compensation Committee Interlocks and Insider Participation

          In fiscal 2006, our compensation committee was comprised of Steven Flyer, Andrew Heyer and Dennis Lombardi. In 2006, Messrs. Flyer and Heyer were Vice Presidents, but not employees, of the Company. Messrs. Flyer and Heyer served on the board of directors during 2006 as the designees of Trimaran Capital, LLC (“Trimaran”), pursuant to the LLC operating agreement described below.

Certain Relationships

                    The Company and EPL are indirect wholly owned subsidiaries of CAC. The principal stockholder of CAC is Trimaran Pollo Partners, LLC (the “LLC”). The remaining common stock of CAC and options to purchase stock of CAC are held by the Company’s executive officers, directors Douglas Ammerman and Dennis Lombardi, and certain other EPL employees (the “Management Stockholders”). The LLC is controlled by Trimaran.

                    Company directors Andrew Heyer and Dean Kehler are Managing Partners of Trimaran Capital Partners, L.L.C., an affiliate of the LLC and Trimaran. They are also each one-third beneficial owners of Trimaran and Trimaran Fund Management, LLC. Former director Steven Flyer has a minority indirect equity interest in the LLC.

          The stockholders agreement, LLC operating agreement and monitoring and management services agreement described below were each entered into in connection with the LLC’s acquisition of the Company through CAC.

Stockholders Agreement

                    CAC, the LLC and the Management Stockholders are parties to a stockholders agreement dated November 18, 2005. The stockholders agreement generally restricts the transfer of shares of CAC common stock and options by the parties, except for certain transfers of shares for estate planning purposes and certain involuntary transfers in connection with a default, foreclosure, forfeiture, divorce, court order or otherwise than by a voluntary decision of the stockholder (so long as CAC, and if CAC does not exercise its right, the other stockholders, have been given the opportunity to purchase, pro rata, the common stock subject to such involuntary transfer).

                    In addition, the parties to the stockholders agreement have “tag-along” rights to sell their shares, on a pro rata basis with the LLC, in significant sales by the LLC to third parties. The LLC has “drag-along” rights to cause the other parties to the stockholders agreement to sell their shares, on a pro rata basis with the LLC, in significant sales by the LLC to third parties. Management Stockholders are subject to “put” and “call” rights, which entitle these persons to require CAC to purchase their shares or options, and which entitle CAC to require these persons to sell their shares or options to CAC, upon certain terminations of the party’s employment with the Company, at differing prices, depending upon the circumstances of the termination. For a description of these provisions, see “Item 11. Executive Compensation – Potential Payments Upon Termination or Change in Control.” The stockholders agreement also includes pre-emptive rights in favor of the LLC and the Management Stockholders with respect to the issuance of certain equity securities by CAC or its subsidiaries, including the Company.

                    The LLC has the right to require CAC to effect a public offering of the Company’s, or any other CAC subsidiary’s, common stock at an aggregate offering price of at least $50,000,000. In such event, the LLC will have the right to designate all material terms of such offering, including the underwriters to be retained. The stockholders agreement also gives the LLC the right to make an unlimited number of requests that CAC use its best efforts to register the LLC’s shares under the Securities Act of 1933. In demand registrations, subject to certain exceptions, the other parties to the stockholders agreement have certain rights to participate on a pro rata basis, subject to certain conditions.

                    The stockholders agreement terminates upon the consummation of (1) an initial public offering by CAC or its subsidiaries at an aggregate offering price of at least $50,000,000 or (2) a sale of all or substantially all of the assets or equity interests in CAC to a third party (whether by merger, consolidation, sale of assets or securities or otherwise). The registration rights provisions of the agreement, and certain other provisions, survive termination.

LLC Operating Agreement

                    Pursuant to the terms of the LLC’s Second Amended and Restated Limited Liability Company Operating Agreement, dated March 8, 2006,

•	the LLC and its affiliates have the right to designate at least a majority of the directors of CAC (“Trimaran directors”),

•	ASP EPL L.L.C. (“American Securities”) and each member of the LLC that holds at least a 15% interest in the LLC has the right to designate a director to the board of CAC, and

•	the chief executive officer of El Pollo Loco Holdings, Inc. (our parent company), currently Stephen Carley (also the Company’s and EPL’s chief executive officer), must be elected a director of CAC.

                    The operating agreement requires that the board of directors of each material subsidiary of CAC consist of the same proportion of Trimaran directors and non-Trimaran directors as that of the CAC board of directors and that such directors be elected and appointed in the same manner as the CAC board. Accordingly, pursuant to the operating agreement, Andrew Heyer, Dean Kehler and Griffin Whitney have been elected to the Company’s and EPL’s board of directors as Trimaran directors, Glenn Kaufman has been elected a director as the designee of American Securities, and Stephen Carley has been elected as a non-Trimaran director.

                    The operating agreement also requires the LLC to use its reasonable best efforts to provide that directors and officers liability insurance maintained by CAC and indemnification rights applicable to CAC directors are similarly maintained and applicable to directors of CAC’s subsidiaries. The operating agreement will terminate and the LLC will dissolve on the earlier of the election of the managing member of the LLC or six years following an initial public offering by CAC or any of its subsidiaries, such as the Company.

Monitoring and Management Services Agreement

                    Under the terms of a Monitoring and Management Services Agreement entered into on November 18, 2005, between CAC and Trimaran Fund Management, LLC (“Management”), CAC pays Management an annual fee of $500,000, payable in quarterly installments, for Management to be available to provide advisory and monitoring services to CAC and its subsidiaries, including the Company and EPL, as requested by CAC. In addition, CAC must reimburse Management for all reasonable out of pocket expenses incurred by it in connection with its services, including fees and expenses paid to third parties and travel and related expenses of designees of Trimaran who serve on the board of CAC. The Company paid Management $570,000 in fiscal 2006 on behalf of CAC.

Management has a right of first offer to serve as financial advisor in connection with any initial public offering, merger, sale of stock or substantially all the assets, recapitalization, reorganization or similar transaction by CAC or any of its subsidiaries, including the Company and EPL. If Management serves as a financial advisor in connection with any such transaction, Management will receive a fee equal to 2% of the gross transaction value and reimbursement of reasonable out-of-pocket expenses. If this agreement is terminated in connection with an initial public offering by CAC or any of its subsidiaries, including the Company or EPL, Management will be entitled to an additional one-time fee of $2,500,000. CAC and its subsidiaries, including the Company and EPL, must indemnify Management and its affiliates and their respective partners, members, directors, officers, employees and agents from any claims or liabilities arising in connection with their services to CAC under the agreement, unless such claims or liabilities result primarily from the gross negligence, willful misconduct or fraud of any such person. This agreement continues in effect until Management elects to terminate it.

Development Agreement

                    Trimaran and certain of its affiliates that are members of the LLC are also majority benefical owners of Fiesta Brands, Inc. We entered into a development agreement with Fiesta Brands on August 10, 2006. This development agreement gives Fiesta Brands the right to develop 25 restaurants, with an option for 25 additional restaurants, in Atlanta, Georgia and surrounding counties. Fiesta Brands paid a $250,000 fee upon execution of the agreement and must pay an additional $250,000 fee to exercise the option. This development agreement is, and the franchise agreements to be executed when each restaurant is opened will be, on substantially the same terms and conditions as those with non-affiliated franchisees and we believe that the terms and conditions are no less favorable that we could have obtained from an unaffiliated third party.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          We hold all of the outstanding common stock of EPL. All of our 100 outstanding common shares are held by El Pollo Loco Holdings, Inc., which is indirectly wholly owned by CAC.

          Due to its ownership of 99% of the outstanding common stock of CAC and its right, pursuant to its limited liability company operating agreement (described in Item 13 below), to appoint a majority of the directors of CAC, Trimaran Pollo Partners, LLC (the “LLC”) is deemed to be the beneficial owner of 100% of our common stock. The address of the LLC is 622 Third Avenue, 35th Floor, New York, New York 10017.

                    The managing member of the LLC, which has complete voting and management authority for the LLC, is Trimaran Capital, LLC (“Trimaran”). Trimaran is beneficially owned one-third by each of Andrew Heyer and Dean Kehler, directors of the Company.

          None of our equity securities are authorized for issuance under any equity compensation plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

                    The information set forth in “Item 11. Executive Compensation – Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Policy Regarding Approval of Related Party Transactions

                    The Company’s board of directors has adopted a written policy regarding approval of related party transactions which requires that all “interested transactions” with “related parties” shall be subject to approval or ratification by the Company’s audit committee. In determining whether to approve an interested transaction, the audit committee will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the related person’s interest in the transaction, the benefits to the Company, and the impact, if any, of the transaction on the independence of any director. No member of the audit committee who has a direct or indirect interest in an interested transaction may participate in the discussion or approval of such transaction.

                    The policy defines an “interested transaction” as any transaction, arrangement or relationship (or series of similar transactions, arrangements or relationships), including indebtedness or guarantees of indebtedness, in which

•	The aggregate amount involved will or may be expected to exceed $100,000 in any calendar year,

•	The Company or any of its subsidiaries is a participant, and

•

Any related party has or will have a direct or indirect interest (other than solely as a result of being a director or, together with all other related parties, being in the aggregate a less than 10% beneficial equity owner of another entity).

A “related party” is an executive officer, a director or nominee for election as a director, a greater than five percent (5%) beneficial owner of the Company’s common stock, and any immediate family member (as such term is defined in the SEC’s rules) of any of the foregoing.

The policy provides that the following interested transactions are deemed to be pre-approved by the audit committee without further action:

•	Any director or executive officer compensation required to be disclosed in our SEC reports or that has been approved (or recommended to the board for approval) by our compensation committee; and

•	Any transaction that has been approved by El Pollo Loco Holdings, Inc. or CAC, our direct and indirect parent companies, respectively.

                    The agreements described in “Item 11. Executive Compensation – Compensation Committee Interlocks and Insider Participation” were entered into prior to the adoption of this policy. However, the audit committee has ratified each of such transactions.

Director Independence

                    In determining the independence of our directors, we use the definition of independence under the applicable rules of The Nasdaq National Market (“Nasdaq”); however, our common stock is not listed on such exchange. Under these rules, we would be considered a “controlled company” since more than 50% of our voting power is held by another company. As a controlled company, we would be exempt from the Nasdaq requirements that we have a nominating committee and that a majority of our board and compensation committee be comprised of independent directors. The Nasdaq rules would also require us to have an audit committee comprised of at least three members, all of whom are independent and meet certain other requirements.

                    Based on the Nasdaq definition of independence, our board of directors has determined that Douglas Ammerman and Dennis Lombardi are independent. Dean C. Kehler, who is not independent, and Messers. Ammerman and Lombardi currently serve on our audit committee. During fiscal 2006, our audit committee was comprised of Mr. Ammerman, who was independent, and David Benyaminy and Steven Flyer (each of whom resigned on January 31, 2007), who were not independent. Our compensation committee is currently comprised of Mr. Lombardi, who is independent, and Andrew Heyer, who is not independent. During fiscal 2006, our compensation committee was comprised of Mr. Lombardi, who was independent, and Messrs. Heyer and Flyer, who were not independent. We do not have a nominating committee.

Item 14. Principal Accounting Fees and Services

          The following fees were billed by Deloitte & Touche LLP (“Deloitte”) in fiscal 2006 and 2005:

Audit Fees

          Audit fees for the audit of our 2006 annual financial statements and the review of the financial statements included in our Quarterly Reports on Form 10-Q and services related to our registration statements in 2006 totaled $950,000.

          Audit fees for the audit of our 2005 annual financial statements, the review of the financial statements included in our Quarterly Reports on Form 10-Q and services related to our registration statements in 2005 totaled $676,000.

Audit-Related Fees

          Audit-related fees billed to us by Deloitte totaled $0 in fiscal 2006 and $625,000 in fiscal 2005. Such audit-related fees typically consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services may include consultations related to the Sarbanes-Oxley Act and consultations concerning financial accounting and reporting standards.

Tax Fees

          Fees billed to us by Deloitte for professional services for tax compliance, tax advice and tax planning totaled $22,000 in fiscal 2006 and $349,000 in fiscal 2005.

          The fees disclosed under this category are comprised by services that include assistance related to state tax incentives.

All Other Fees

          We did not incur any other fees billed to us by Deloitte during fiscal 2006 and fiscal 2005.

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

          For non-audit services, our senior management submits from time to time to the Audit Committee for pre-approval non-audit services that it recommends the Audit Committee engage the independent auditor to provide for the fiscal year. Our senior management and the independent auditor each confirms to the Audit Committee that each non-audit service is permissible under all applicable legal requirements. A budget, estimating non-audit service spending for the fiscal year, is provided to the Audit Committee along with the request. The Audit Committee must pre-approve both permissible non-audit services and the budget for such services. The Audit Committee is informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

          The Audit Committee approved all of the services provided by Deloitte described above and determined that the provision of the non-audit services listed above was compatible with maintaining the independence of Deloitte & Touche L.L.P.

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

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 28, 2005 and December 27, 2006	F-2

Consolidated Statements of Operations for the Predecessor Year Ended December 29, 2004, the Predecessor Period December 30, 2004 to November 17, 2005 and the Successor Period November 18, 2005 to December 28, 2005, the Successor Year Ended December 27, 2006

F-4

Consolidated Statements of Stockholder’s Equity (Deficiency) for the Predecessor Year Ended December 29, 2004, the Predecessor Period December 30, 2004 to November 17, 2005 and the Successor Period November 18, 2005 to December 28, 2005, the Successor Year Ended December 27, 2006

F-5

Consolidated Statements of Cash Flows for the Predecessor Year Ended December 29, 2004, the Predecessor Period December 30, 2004 to November 17, 2005 and the Successor Period November 18, 2005 to December 28, 2005, the Successor Year Ended December 27, 2006

F-6

Notes to Consolidated Financial Statements	F-8

                    3. Exhibits

Exhibit No.	Description

(1) 2.1

Stock Purchase Agreement, dated as of September 27, 2005, among Chicken Acquisition Corp., EPL Holdings, Inc., EPL Intermediate, Inc., EL Pollo Loco, Inc, the equityholders of the EPL Holdings, Inc. parties thereto, and American Securities Capital Partners, L.P.

(6) 2.2	Agreement and Plan of Merger, dated November 18, 2005, of EPL Intermediate Finance Corp., to be merged with and into EPL Intermediate, Inc.

(2) 3.1	Certificate of Incorporation of EPL Intermediate, Inc.

(2) 3.2	Certificate of Designations, Preferences and Rights of 6% Series A Preferred Stock

(2) 3.3	Bylaws of EPL Intermediate, Inc. relating to the 2014 Notes

(6) 4.1	Indenture relating to the 2014 Notes, dated November 18, 2005, between EPL Intermediate, Inc. (as successor by merger to EPL Intermediate Finance Corp.) and The Bank of New York Trust Company, N.A.

(6) 4.2	Form of Note (included as Exhibit A to Exhibit 4.1)

(6) 4.3

Registration Rights Agreement relating to the 2014 Notes, dated November 18, 2005, among EPL Intermediate, Inc. (as successor by merger to EPL Intermediate Finance Corp.), Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC

(3) 4.4	Indenture relating to the 2009 Notes, dated as of December 19, 2003, among El Pollo Loco, Inc., EPL Intermediate, Inc. and The Bank of New York, as Trustee

(6) 4.5

Indenture relating to the 2013 Notes, dated November 18, 2005, among El Pollo Loco, Inc. (as successor by merger to EPL Finance Corp.), EPL Intermediate, Inc. and The Bank of New York Trust Company, N.A.

(6) 4.6

Registration Rights Agreement relating to the 2013 Notes, dated November 18, 2005, among El Pollo Loco, Inc. (as successor by merger to EPL Finance Corp.), Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC

(7) 4.7	Supplemental Indenture, dated November 2, 2005, between El Pollo Loco, Inc. and The Bank of New York as Trustee

(6) 10.1 +	Employment Agreement, dated September 27, 2005, between El Pollo Loco, Inc. and Stephen E. Carley

(6) 10.2 +	Employment Agreement, dated September 27, 2005, between El Pollo Loco, Inc. and Joseph Stein

(6) 10.3 +	Amendment No. 1 to Stein Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Joseph Stein

(6) 10.4 +	Employment Agreement, dated November 1, 2005, between El Pollo Loco, Inc. and Brian Berkhausen

(6) 10.5 +	Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Karen Eadon

(6) 10.6 +	Employment Agreement, dated September 30, 2005, as amended October 10, 2005, between El Pollo Loco, Inc. and Pamela Milner

(6) 10.7 +	Amendment No. 1 to Milner Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Pamela Milner

(6) 10.8 +	Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Jeanne Scott

(6) 10.9 +	Employment Agreement, dated January 9, 2006, between El Pollo Loco, Inc. and Stephen Sather

(6) 10.10 +	Form of Exchange Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

(6) 10.11 +	Amendment No. 1 to Form of Exchange Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

(6) 10.12 +	Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

(6) 10.13 +	Amendment No. 1 to Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

(6) 10.14 +	Amendment No. 2 to Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

(6) 10.15	Stockholders Agreement, dated November 18, 2005, among Chicken Acquisition Corp., Trimaran Pollo Partners, LLC and certain continuing investors

(8) 10.16

Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated March 8, 2006, among affiliates of Trimaran Fund Management, L.L.C. and certain other third party investors

(6) 10.17	Monitoring and Management Services Agreement, dated November 18, 2005, between Chicken Acquisition Corp. and Trimaran Fund Management, L.L.C.

(6) 10.18

Credit Agreement, dated November 18, 2005, among El Pollo Loco, Inc., EPL Intermediate, Inc., Merrill Lynch Capital Corporation, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith

Incorporated, CIT Lending Services Corporation and the other lenders party thereto

(6) 10.19	Security Agreement, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

(6) 10.20	Securities Pledge Agreement, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

(6) 10.21	Guaranty, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

10.22 +	Form of Non-Qualified Stock Option Agreement for directors with Chicken Acquisition Corp.

(6) 10.23 +	Form of Non-Qualified Stock Option Agreement for officers with Chicken Acquisition Corp.

(6) 10.24 +	Chicken Acquisition Corp. 2005 Stock Option Plan

(3)* 10.25	Letter Agreement, dated February 23, 2005, between Gold Kist Inc. and El Pollo Loco, Inc.

(3)* 10.26	Letter Agreement, dated February 15, 2005, between Pilgrims Pride Corporation and El Pollo Loco, Inc.

(6)* 10.27	Amendment to Letter Agreement, dated January 21, 2006, between Gold Kist Inc. and El Pollo Loco, Inc.

(6)* 10.28	Amendment to Letter Agreement, dated January 11, 2006, between Pilgrims Pride Corporation and El Pollo Loco, Inc.

(3) 10.29	Form of Franchise Development Agreement

(3) 10.30	Form of Franchise Agreement

10.31 +	Compensation of Independent Directors

10.32	Fiesta Brands Development Agreement dated August 10, 2006.

12.1	Computation of Ratio of Earnings to Fixed Charges

(4) 14.1	El Pollo Loco, Inc. Code of Business Ethics & Conduct

(5) 21.1	Subsidiaries of EPL Intermediate, Inc.

23.1	Consent of Duff & Phelps

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

(1)	Incorporated by reference to EPL Intermediate, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2005 (File No. 333-115644) as filed on November 14, 2005.

(2)	Incorporated by reference to EPL Intermediate, Inc.’s Registration Statement on Form S-4 (File No. 333-115644) as filed on May 19, 2004.

(3)	Incorporated by reference to El Pollo Loco, Inc.’s Registration Statement on Form S-4 (File No. 333-115486) as filed on May 14, 2004.

(4)	Incorporated by reference to El Pollo Loco, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2004 (File No. 333-115486) as filed on March 28, 2005.

(5)	Incorporated by reference to EPL Intermediate, Inc.’s Registration Statement on Form S-4 (File No. 333-115644) as filed on May 19, 2004.

(6)	Incorporated by reference to EPL Intermediate, Inc.’s Form 10-K for the year ended December 27, 2005 (File No. 333-115644) filed on April 10, 2006.

(7)	Incorporated by reference to El Pollo Loco, Inc.’s Form 8-K filed on November 4, 2005.

(8)	Incorporated by reference to EPL Intermediate Inc.’s Registration Statement on Form S-4 (File No. 333-133318) filed on April 14, 2006.

+	Management contracts and compensatory plans and arrangements.

*	Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. None.

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

Signature	Title	Date

/s/ Stephen E. Carley	President (Principal Executive Officer), Director	March 23, 2007

Stephen E. Carley

/s/ Joseph Stein	Vice President (Principal Financial and Accounting Officer)	March 23, 2007

Joseph Stein

/s/ Douglas K. Ammerman	Director	March 23, 2007

Douglas K. Ammerman

/s/ Andrew Heyer	Director	March 23, 2007

Andrew Heyer

/s/ Dean C. Kehler	Director	March 23, 2007

Dean C. Kehler

/s/ Glenn B. Kaufman	Director	March 23, 2007

Glenn B. Kaufman

/s/ Dennis Lombardi	Director	March 23, 2007

Dennis Lombardi

/s/ Griffin Whitney	Director	March 23, 2007

Griffin Whitney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EPL Intermediate, Inc.
Irvine, CA

We have audited the accompanying consolidated balance sheets of EPL Intermediate, Inc. and its subsidiary (the “Company”), a wholly owned subsidiary of El Pollo Loco Holdings, Inc., as of December 27, 2006, and December 28, 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended December 27, 2006 and the period from November 18, 2005 to December 28, 2005 (the “Successor Periods”), subsequent to the acquisition of the Company by Chicken Acquisition Corp. We have also audited the consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended December 29, 2004 and for the period from December 30, 2004 to November 17, 2005 (the “Predecessor Periods”), prior to the acquisition of the Company by Chicken Acquisition Corp. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2006, and December 28, 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the Predecessor Periods and the Successor Periods, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 3 and 18 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006 as a result of adopting Statement of Financial Accounting Standards No. 123(R), “Share-based Payment.”

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 23, 2007

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	DECEMBER 28, 2005	DECEMBER 27, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,552	$2,955
Notes and accounts receivable—net	2,998	3,564
Inventories	1,372	1,560
Prepaid expenses and other current assets	3,189	3,835
Income taxes receivable	3,825	68
Deferred income taxes	1,520	799

Total current assets	16,456	12,781

PROPERTY OWNED—Net	69,121	73,842

PROPERTY HELD UNDER CAPITAL LEASES—Net	2,186	1,634

GOODWILL	272,204	277,514

DOMESTIC TRADEMARKS	120,700	120,700

OTHER INTANGIBLE ASSETS—Net	13,698	11,982

OTHER ASSETS	11,554	10,595

TOTAL ASSETS	$505,919	$509,048

See notes to consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	DECEMBER 28, 2005	DECEMBER 27, 2006

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$2,775	$3,000
Current portion of note payable	1,045	1,306
Current portion of obligations under capital leases	1,264	1,313
Accounts payable	10,215	9,821
Accrued salaries	4,184	3,665
Accrued vacation	1,728	1,834
Accrued insurance	3,539	3,869
Accrued interest	2,631	2,709
Accrued advertising	911	1,358
Other accrued expenses and current liabilities	3,683	4,307

Total current liabilities	31,975	33,182

NONCURRENT LIABILITIES:
Senior secured notes (2009 Notes)	250	250
Senior unsecured notes (2013 Notes)	123,425	123,646
PIK notes (2014 Notes)	22,889	26,319
Note payable—less current portion	103,455	102,410
Obligations under capital leases—less current portion	5,211	3,943
Deferred income taxes	34,383	34,247
Other intangible liabilities—net	9,037	7,434
Other noncurrent liabilities	3,603	4,903

Total noncurrent liabilities	302,253	303,152

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in-capital	172,279	172,665
Retained earnings / (accumulated deficit)	(588)	49

Total stockholder’s equity	171,691	172,714

TOTAL	$505,919	$509,048

See notes to consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Predecessor		Successor

	December 29, 2004	December 30, 2004 to November 17, 2005	November 18 to December 28, 2005	December 27, 2006

OPERATING REVENUE:
Restaurant revenue	$204,820	$197,267	$24,527	$242,571
Franchise revenue	14,216	13,661	1,742	17,317

Total operating revenue	219,036	210,928	26,269	259,888

OPERATING EXPENSES:
Product cost	64,595	62,638	7,958	76,151
Payroll and benefits	55,200	50,325	6,746	61,601
Depreciation and amortization	13,894	12,743	1,203	10,333
Other operating expenses	65,979	65,340	7,958	81,281

Total operating expenses	199,668	191,046	23,865	229,366

OPERATING INCOME	19,368	19,882	2,404	30,522

INTEREST EXPENSE—Net of interest income of $107, $369, $0, and $413 for the periods ended December 29, 2004, November 17, 2005, December 28, 2005 and December 27, 2006 respectively	18,025	38,726	3,385	28,813

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	1,343	(18,844)	(981)	1,709

PROVISION (BENEFIT) FOR INCOME TAXES	28	(7,651)	(393)	1,072

NET INCOME (LOSS)	$1,315	$(11,193)	$(588)	$637

See notes to consolidated financial statements.

EPL INTERMEDIATE, INC. (A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
(Amounts in thousands, except share data)

Predecessor

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total

BALANCE, DECEMBER 31, 2003	100	—	—	(3,505)	(3,505)

Dividend distribution to El Pollo Loco Holdings, Inc.		—	—	(37,000)	(37,000)
Tax benefit from exercise of stock options		—	315		315
Net income		—	—	1,315	1,315

BALANCE, DECEMBER 31, 2004	100	—	315	(39,190)	(38,875)

Deemed dividend to El Pollo Loco Holdings, Inc.			(10,538)		(10,538)
Tax benefit from exercise of stock options			2,988		2,988
Net loss		—	—	(11,193)	(11,193)

BALANCE, NOVEMBER 17, 2005	100	—	(7,235)	(50,383)	(57,618)

Successor

BALANCE, NOVEMBER 18, 2005	100	—	172,279	—	172,279

Net loss		—	—	(588)	(588)

BALANCE, DECEMBER 28, 2005	100	—	172,279	(588)	171,691

Stock-based compensation			358		358
Exercise of stock options			50		50
Repurchase of common stock			(22)		(22)
Net income		—	—	637	637

BALANCE, DECEMBER 27, 2006	100	—	172,665	49	172,714

See notes to consolidated financial statements.

EPL INTERMEDIATE, INC. (A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)

	Predecessor		Successor

	December 29, 2004	December 30, 2004 to November 17, 2005	November 18 to December 28, 2005	December 27, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,315	$(11,193)	$(588)	$637
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and intangible assets	13,894	12,743	1,202	10,333
Stock-based compensation expense	—	—	—	358
Interest accretion	3,661	4,762	389	3,651
(Gain) loss on disposal of assets	(337)	(494)	3	4
Asset impairment	588	1,047	—	—
Amortization of deferred financing costs	1,536	7,426	152	1,367
Amortization of negative leasehold interest	(1,344)	(1,345)	(9)	(344)
Deferred income taxes	1,210	(7,847)	(393)	585
Tax benefit of exercise of stock options	315	2,988	—	—
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(126)	(97)	(187)	(566)
Inventories	89	(252)	16	(188)
Prepaid expenses and other current assets	72	452	(1,111)	(646)
Income taxes receivable / payable	(1,415)	(1,701)	—	3,757
Other assets	92	(150)	154	67
Accounts payable	552	1,080	3,377	(638)
Accrued salaries and vacation	(1,008)	5,379	(5,451)	(413)
Accrued insurance	1,045	146	100	330
Other accrued expenses and current and noncurrent liabilities	1,512	22,948	2,421	2,449

Net cash provided by operating activities	21,651	35,892	75	20,743

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	1,316	1,363	—	2
Purchase of other assets	—	(1,086)	—	—
Purchase of franchise restaurants—net of cash acquired	(2,421)	—	—	—
Purchase of property	(12,428)	(13,270)	(2,891)	(14,022)
Acquisition of El Pollo Loco Holdings, Inc., net of $19,591 of cash acquired	—	—	(213,841)	(5,073)

Net cash used in investing activities	(13,533)	(12,993)	(216,732)	(19,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock option	—	—	—	50
Repurchase of common stock	—	—	—	(22)
Capital contribution	—	—	155,525	—
Incurrence of new debt	39,049	—	253,200	6,500
Payment of obligations under capital leases	(1,230)	(1,058)	(193)	(1,219)
Payments on debt	(4,900)	(7,886)	(178,749)	(7,059)
Distribution to El Pollo Loco Holdings, Inc.	(37,000)	—	—	—
Deferred financing costs	(3,779)	—	(9,574)	(497)

Net cash (used in) provided by financing activities	(7,860)	(8,944)	220,209	(2,247)

See notes to consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC. (A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)

	Predecessor		Successor

	December 29, 2004	December 30, 2004 to November 17, 2005	November 18 to December 28, 2005	December 27, 2006

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$258	$13,955	$3,552	$(597)

CASH AND CASH EQUIVALENTS—Beginning of period	5,378	5,636	—	3,552

CASH AND CASH EQUIVALENTS—End of period	$5,636	$19,591	$3,552	$2,955

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for: Interest (net of amounts capitalized)	$12,132	$6,460	$20,307	$24,401

	.
Income taxes	$197	$65	$—	$125

In 2004, the Company acquired two restaurants from a franchisee for total consideration of $2,400,000.

In November 2005, Chicken Acquisition Corp. acquired El Pollo Loco Holdings, Inc (the “Acquisition”). The purchase price was $435.9 million and consisted of $213.8 million cash, net of $19.6 million cash acquired, $185.7 million of assumed and refinanced debt, and $16.8 million of contributed stock and options. In fiscal 2006, goodwill was adjusted by $5,037,000 for various liabilities that were identified during the current period, directly attributed to the Acquisition, and accordingly were accounted for as adjustments to the purchase price allocation during the fiscal year ended December 27, 2006. Such adjustments consisted of the following: $3,166,000 (amount due predecessor from Income Tax refunds), $1,495,000 (adjustment in purchase price of Holdings related to reconciliation of working capital escrow fund and finalization of valuation); $361,000 (valuation consultants’ and auditors’ fees in excess of the original estimate); and $51,000 (in other acquisition costs).

During 2005, the Predecessor recorded an $10.5 million deemed distribution to shareholders for expenses assumed on their behalf. The deemed distribution had not been paid at November 17, 2005.

As of December 29, 2004, November 17, 2005, December 28, 2005 and December 27, 2006, the Company had included in accounts payable $126,000, $1,247,000, $783,000 and $1,027,000, respectively, for the purchase of property and equipment.

See notes to consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

EPL Intermediate, Inc. (“Intermediate”) and subsidiary (collectively, the “Company”) is a Delaware corporation headquartered in Irvine, California. The Company’s activities are performed principally through its subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco. The restaurants, which are located principally in California but also in Texas, Nevada, Arizona, Illinois, Colorado and Connecticut, specialize in flame-grilled chicken in a wide variety of contemporary Mexican-influenced entrees, including specialty chicken burritos, chicken quesadillas, chicken tortilla soup, Pollo Bowls and Pollo Salads. At December 27, 2006, the Company operated 151 (129 in the greater Los Angeles area) and franchised 208 (129 in the greater Los Angeles area) El Pollo Loco restaurants. The Company is a wholly owned subsidiary of El Pollo Loco Holdings, Inc. (“Holdings”).

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

2. ACQUISITION OF THE COMPANY

On September 27, 2005, Holdings entered into a stock purchase agreement (the “Stock Purchase Agreement”) among Chicken Acquisition Corp. (“CAC”), Holdings, Intermediate, EPL, the equity holders of Holdings, and American Securities Capital Partners, L.P. (“ASCP”). Pursuant to the Stock Purchase Agreement, CAC, an affiliate of Trimaran Fund II, L.L.C., agreed to purchase (the “Acquisition”) all of Holdings’ issued and outstanding common stock (other than certain shares exchanged by existing shareholders, including management, representing approximately 7.3% of Holdings). On November 18, 2005, Holdings, CAC, and the other parties to the Stock Purchase Agreement completed the Acquisition. The Company prior to the Acquisition is referred to as the “Predecessor” and after the Acquisition is referred to as the “Successor.” As a result of the Acquisition, CAC expects to be the owner of the nation's leading restaurant company specializing in flame-grilled chicken.

The Acquisition was accounted for as purchase of Holdings by CAC in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The initial aggregate purchase price was $435.9 million, consisting of $204.5 million of cash, net of $19.6 million cash acquired, $16.8 million of stock and options in Holdings, $9.3 million of direct acquisition costs (which included $7.0 million paid to Trimaran Management, LLC, an entity related to CAC, for services performed and expenses incurred in connection with the Acquisition), and $185.7 million of debt that was refinanced or assumed in connection with the Acquisition. In fiscal 2006, goodwill was adjusted by $5,037,000 for various liabilities that were identified during the current period, directly attributed to the Acquisition, and accordingly were accounted for as adjustments to the purchase price allocation during the fiscal year ended December 27, 2006. Such adjustments consisted of the following: $3,166,000 (amount due predecessor from Income Tax refunds), $1,495,000 (adjustment in purchase price of Holdings related to reconciliation of working capital escrow fund and finalization of valuation); $361,000 (valuation consultants’ and auditors’ fees in excess of the original estimate); and $51,000 (in other acquisition costs).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of Acquisition based on the initial aggregate purchase price of $435.9 million. The purchase price allocation was based on estimates of the fair value of the assets acquired and liabilities assumed as determined by management with the assistance of an independent valuation company. The valuation was finalized in fiscal 2006.

(in thousands)

Current assets	$31,213
Property	68,424
Other assets	2,282
Intangible assets, net	125,405
Goodwill	272,204

Total assets acquired	499,528

Current liabilities	25,379
Other liabilities	38,296

Total liabilities assumed	63,675

Net assets acquired	435,853

The net intangible assets consist of a $120.7 million domestic trademark, an $8.0 million franchise network and a net unfavorable lease intangible liability of $3.3 million. The goodwill recorded as part of the purchase accounting is not deductible for income tax purposes.

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

The following activities occurred with respect to the existing indebtedness of the Predecessor and its subsidiary that was refinanced by the Successor and its subsidiary:

•

In October 2005, EPL commenced a tender offer to purchase for cash any and all outstanding 9 1/4% Senior Secured Notes due 2009 (the “2009 Notes”), and Intermediate commenced a tender offer to purchase for cash any and all outstanding 12 1/2% Senior Discount Notes due 2010 (the “2010 Notes”). EPL and Intermediate also solicited consents to amend the indentures governing the 2009 and 2010 Notes to eliminate substantially all of the restrictive covenants and certain events of default and modify other provisions contained in such indentures. As of December 28, 2005, all of the 2010 Notes had been purchased for cash, and all except for $250,000 in aggregate principal amount of the 2009 Notes had been purchased for cash. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures were eliminated.

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

•

On November 18, 2005, EPL entered into senior secured credit facilities with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The senior secured credit facilities provide for a $104.5 million term loan and $25.0 million in revolving availability. In connection therewith, EPL’s prior credit facility with SunTrust Bank was paid off in full.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Company’s fiscal year end is the last Wednesday of the calendar year, which in 2004 was December 29, 2004, in 2005 was December 28, 2005 and in 2006 was December 27, 2006. The accompanying consolidated balance sheets present the Company’s financial position as of December 28, 2005 and December 27, 2006. The accompanying consolidated statements of operations, stockholder’s equity (deficiency) and cash flows present the 52 week period ended December 29, 2004, the Predecessor period from December 30, 2004 to November 17, 2005 the Successor period from November 18, 2005 to December 28, 2005, and the 52 week period ended December 27, 2006.

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

The Company capitalizes certain costs in conjunction with site selection that relate to specific sites for planned future restaurants. The Company also capitalizes certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to operations. The Predecessor capitalized $125,000 and $69,000 of internal costs related to site selection and construction activities during the year ended December 29, 2004 and the period from December 30, 2004 to November 17, 2005, respectively. The Predecessor also capitalized $95,000 and $84,000 of interest expense during the year ended December 29, 2004 and the period from December 30, 2004 to November 17, 2005, respectively. The Successor capitalized $16,000 and $47,000 of internal costs related to site selection and construction activities during the period from November 18, 2005 to December 28, 2005 and the year ended December 27, 2006, respectively. The Successor also capitalized $106,000 and $166,000, of interest expense during the period from November 18, 2005 to December 28, 2005 and the year ended December 27, 2006, respectively.

Goodwill and Other Intangible Assets—Net—Intangible assets consist primarily of goodwill and the value allocated to the Company’s trademarks, franchise network and favorable and unfavorable leasehold interests. Goodwill represents the excess of cost over fair value of net identified assets acquired in business combinations accounted for under the purchase method. Goodwill results from the Acquisition by CAC.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize its goodwill and certain intangible assets with an indefinite life, including domestic trademarks. The Company performs its impairment test annually at its fiscal year end, or more frequently if impairment indicators arise. No impairment was recorded during the Predecessor year ended December 29, 2004 and the Predecessor period December 30, 2004 to November 17, 2005, or the Successor period November 18, 2005 to December 28, 2005 and the Successor year ended December 27, 2006.

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

Insurance Reserves—The Company is responsible for workers’ compensation insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims, both reported and incurred but not reported, based on historical claims experience and other assumptions.

Restaurant and Franchise Revenue—Revenues from the operation of Company-operated restaurants are recognized as products are delivered to customers. Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, and rental income for leases and subleases to franchisees. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are reported by the franchisees. Initial franchise and license fees are recognized when all material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Initial fees during the Predecessor year ended December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005 and the Successor year ended December 27, 2006, totaled $443,000, $277,000, $0 and $892,000, respectively.

Advertising Costs—Production costs for radio and television commercials are initially capitalized and then fully expensed when the commercials are first aired. Advertising expense, which is a component of other operating expenses, was $8,249,000, $8,056,000, $291,000 and $9,320,000 for the Predecessor year ended December 29, 2004, and the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005 and the Successor year ended December 27, 2006, respectively, and is net of $9,009,000, $9,093,000, $1,055,000 and $11,979,000, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ gross sales as reimbursement for advertising, public relations and promotional services the Company provides. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $911,000 and $1,358,000 at December 28, 2005 and December 27, 2006, respectively. Pursuant to the Company’s Uniform Franchise Offering Circular, in market areas in which the Company and franchisees both operate restaurants (the “Designated Market Area”), the Company is required to spend from 4% to 5% of the Company’s Designated Market Area restaurants’ gross sales on advertising, public relations and promotional services. At December 27, 2006, the Company was obligated to spend an additional $1,235,000 in future periods to comply with this requirement.

Preopening Costs—Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred.

Franchise Area Development Fees—The Company receives area development fees from franchisees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open. Unrecognized area development fees totaled $770,000 and $1,195,000 at December 28, 2005 and December 27, 2006, respectively, and are included in other noncurrent liabilities in the accompanying consolidated financial statements.

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

Financial Instruments—The recorded values of accounts receivable, accounts payable and certain accrued expenses approximate fair values based on their short-term nature. The recorded values of notes receivable and notes payable approximate fair value, as interest approximates market rates. The recorded value of other notes payable and senior secured notes payable approximates fair value, based on borrowing rates currently available to the Company for loans with similar terms and remaining maturities.

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

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company does not have any derivative financial instruments as of December 27, 2006.

Accounting for Stock Based Compensation— The Company adopted the provisions of SFAS 123(R), “Share-Based Payment” on December 29, 2005, which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The Company adopted SFAS 123(R) using a prospective application, which only applies to new awards and any awards that are modified or cancelled subsequent to the date of adoption of SFAS 123(R).

Prior to December 29, 2005, the Company used the intrinsic value method to account for employee stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Under Accounting Principle Board Opinion No. 25, the Company did not recognize compensation expense related to employee stock options if the exercise price of the options was equal to or greater than the market price of the underlying stock on the date of grant.

Segment Reporting—The Company develops, franchises and operates quick-service restaurants under the name El Pollo Loco, providing similar products to similar customers. The restaurants possess similar economic characteristics resulting in similar long-term expected financial performance characteristics. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on its methods of internal reporting and management structure, management determined that the Company operates in a single reporting segment.

Recent Accounting Changes— In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This new guidance addresses how a registrant should quantify the effect of errors on the financial statements based on their impact to both the balance sheet and the income statement in order to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements and errors that were not deemed material under a prior approach but are material under the SAB 108 approach. The application of SAB 108 did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years ending after December 15, 2006. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its consolidated financial position, results of operations and cash flows.

4. SALE AND ACQUISITIONS OF RESTAURANTS

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

The pro forma effects of the Company’s acquisitions on its historical results of operations are not material.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

          Prepaid expenses and other current assets consist of the following (in thousands):

	December 28, 2005	December 27, 2006

Prepaid rent	$1,288	$1,394
Other	1,901	2,441

	$3,189	$3,835

6. PROPERTY

The costs and related accumulated depreciation and amortization of major classes of property as of December 28, 2005 and December 27, 2006 are as follows (in thousands):

	December 28, 2005	December 27, 2006

Property owned:
Land	$12,794	$12,771
Buildings and improvements	30,271	42,439
Other property and equipment	17,885	24,110
Construction in progress	9,034	4,435

	69,984	83,755
Accumulated depreciation and amortization	(863)	(9,913)

Property owned—net	$69,121	$73,842

Property held under capital leases	$2,241	$2,241
Accumulated amortization	(55)	(607)

Property held under capital leases—net	$2,186	$1,634

Property held under capital leases consists principally of buildings and improvements. The total depreciation and amortization expense for property for the period ended December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005 and the Successor periods November 18, 2005 to December 28, 2005 and December 27, 2006, was approximately $11,881,000, $11,364,000, $1,085,000 and $9,674,000 respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Changes in goodwill consist of the following (in thousands):

	December 28, 2005	December 27, 2006

Beginning balance	$—	$272,204
Purchase of the Company by CAC (See Note 2)	272,204	—
Purchase price adjustments	—	5,310

Ending balance	272,204	277,514
Accumulated amortization	—	—

Goodwill—net	$272,204	$277,514

Other intangible assets consist of the following (in thousands):

	December 28, 2005	December 27, 2006

Franchise network—net	$7,947	$7,490

Favorable leasehold interest - net	5,751	4,492

Other intangible assets—net	$13,698	$11,982

Unfavorable leasehold interest liability—net	$(9,037)	$(7,434)

Favorable leasehold interest represents the asset in excess of the approximate fair market value of the leases assumed as of November 18, 2005, the date of the Acquisition. The amount is being reduced over the approximate average life of the leases.

Unfavorable leasehold interest liability represents the liability in excess of the approximate fair market value of the leases assumed as of November 18, 2005, the date of the Acquisition. The amount is being reduced over the approximate average life of the leases.

Amortization expense for international trademark was $167,000 and $150,000 for the Predecessor year ended December 29, 2004, and the Predecessor period December 30, 2004 to November 17, 2005, respectively. Amortization expense for franchise network was $1,150,000, $1,034,000 $53,000 and $457,000 for the Predecessor year ended December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005 and the Successor year ended December 27, 2006, respectively. Amortization expense for operating agreements was $40,000 and $36,000 for the Predecessor year ended December 29, 2004 and the Predecessor period December 30, 2004 to November 17, 2005, respectively.

The estimated amortization expense for the Company’s amortizable intangible assets and liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31

2007	$1,542
2008	1,599
2009	1,596
2010	1,471
2011	1,458

8. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 28, 2005	December 27, 2006

Deferred financing costs - net	$9,422	$8,552
Other	2,132	2,043

	$11,554	$10,595

Amortization expense for deferred financing costs was $1,536,000, $7,426,000, $152,000 and $1,367,000 for the Predecessor year ended December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005, the Successor period November 18, 2005 to December 28, 2005 and the year ended December 27, 2006, respectively.

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

Information regarding the Company’s future lease obligations at December 27, 2006 is as follows (in thousands):

	Capital Leases		Operating Leases

Year Ending December 31	Minimum Lease Payments	Minimum Sublease Rentals	Minimum Lease Payments	Minimum Sublease Rentals

2007	$1,935	$997	$15,477	$1,665
2008	1,601	833	14,870	1,354
2009	1,005	582	14,540	1,024
2010	661	291	13,906	574
2011	465	166	13,437	378
Subsequent years	2,467	518	80,161	941

Total	8,134	$3,387	$152,391	$5,936

Less imputed interest	2,878
Present value of capital lease obligations	5,256
Less current maturities	(1,313)

Noncurrent portion	$3,943

Net rent expense for the Predecessor year ended December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005 and the Successor year ended December 27, 2006 is as follows (in thousands):

	Predecessor		Successor

	Year Ended

	December 29, 2004	December 30, 2004 to November 17, 2005

Base rent	$14,546	$13,315	$1,561	$15,969
Contingent rent	342	420	42	518
Less sublease income	(4,097)	(3,860)	(345)	(4,221)

Net rent expense	$10,791	$9,875	$1,258	$12,266

Base rent and contingent rent are included in other operating expenses, while sublease income is included in franchise revenue in the accompanying consolidated statements of operations and comprehensive income (loss). Sublease income includes contingent rental income of $1,623,000, $1,700,000, $154,000 and $1,980,000 for the Predecessor year ended December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005 the Successor period November 18, 2005 to December 28, 2005 and the year ended December 27, 2006, respectively.

In addition to the sublease income described above, the Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under noncancelable leases with terms ranging from 5 to 11 years. The lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or gross revenues. Total rental income, included in franchise revenue in the accompanying consolidated statements of operations, for leased property was $342,000, $346,000, $38,000 and $385,000 for the Predecessor year ended December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005, the Successor period November 18, 2005 to December 28, 2005 and the year ended December 27, 2006, respectively.

Minimum future rental income under noncancelable operating leases in effect as of December 27, 2006 is as follows (in thousands):

Year Ending December 31

2007	$290
2008	291
2009	302
2010	234
2011	166
Thereafter	513

Total future minimum rental income	$1,796

10. PREDECESSOR DEBT (2009 Notes and 2010 Notes)

In December 2003, EPL issued the 2009 Notes, consisting of $110,000,000 of senior secured notes accruing interest at 9.25% per annum, due 2009. In March 2004, EPL Intermediate, Inc. issued the 2010 Notes, consisting of $70.0 million in aggregate principal amount at maturity of 12 1/2% senior discount notes due 2010. In October 2005, EPL and Intermediate commenced tender offers to purchase all outstanding 2009 Notes and 2010 Notes (collectively, the “Notes”), respectively; concurrently, EPL and Intermediate solicited consents to amend the indentures governing the Notes to eliminate substantially all of the restrictive covenants and certain events of default and to modify other provisions contained in the indentures. As of December 28, 2005, all of the Notes, with the exception of $250,000 of 2009 Notes, had been purchased. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures were eliminated.

The Predecessor’s notes payable, which consisted of approximately $7.3 million due to SunTrust Bank (“SunTrust”) at December 29, 2004, were repaid in 2005. SunTrust continues to be the issuing bank with respect to certain of the Company’s letters of credit totaling $37,000.

11. SENIOR UNSECURED NOTES PAYABLE (2013 Notes)

On November 18, 2005, EPL Finance issued the 2013 Notes, consisting of $125,000,000 aggregate principal amount of 11 3/4% senior notes due 2013 in a private placement. Interest is payable in May and November beginning May 15, 2006. The 2013 Notes are unsecured, are guaranteed by Intermediate, and may be redeemed, at the discretion of the issuer, after November 15, 2009.

In 2005 EPL Finance merged with and into EPL, with EPL surviving the merger and assuming EPL Finance’s obligations under the 2013 Notes and the related indenture. The indenture contains certain provisions which may prohibit EPL’s ability to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items.

In October 2006, EPL completed the exchange of the 2013 Notes for registered, publicly tradable notes that have substantially identical terms as the 2013 Notes.

EPL incurred direct costs in connection with this offering. These costs have been capitalized and are included in other assets in the accompanying balance sheets. The Company used the proceeds from the 2013 Notes to purchase substantially all of the outstanding 2009 Notes.

As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the 2014 Notes (see Note 13) have restrictions that limit distributions or dividends to be paid by EPL to the Company. Conditions that would allow for distributions or dividends to be made include compliance with a Fixed Charge Coverage Ratio test (as defined) and cash received from the proceeds of new equity contributions. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances. Furthermore, subject to certain restrictions, EPL is permitted under the terms of EPL’s senior secured credit facilities and the indenture governing the 2013 Notes and 2014 Notes to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by EPL. EPL does not currently meet the fixed charge coverage ratio, therefore EPL is not permitted to incur additional indebtedness except for the $14.6 million available under the revolving line of credit.

12. NOTES PAYABLE TO MERRILL LYNCH, BANK OF AMERICA, ET AL AND REVOLVING CREDIT FACILITY

On November 18, 2005, EPL entered into senior secured credit facilities (the “Credit Facility”) with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The Credit Facility provides for an $104.5 million term loan and $25.0 million in revolving availability. Of this senior secured revolving credit facility, EPL drew down $2.8 million and issued $8.1 million of letters of credit to replace existing letters of credit. Future principal payments under the new term loan at December 27, 2006 are as follows (in thousands).

Year Ending December 31

2007	$1,306
2008	1,045
2009	1,045
2010	1,045
2011	99,275

$103,716

The Credit Facility bears interest, payable quarterly, at a Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin is based on EPL’s financial performance, as defined. The applicable margin rate was 3.00% with respect to LIBOR and 2.00% with respect to Base Rate advances and thereafter ranges from: 2.75% to 2.25% with respect to LIBOR advances and 1.75% to 1.25% with respect to Base Rate advances. The effective rate at December 27, 2006 was 8.37%. In March 2007 the Company amended the credit facility to reduce the interest rate and to modify in the Company’s favor the terms of certain restrictive covenants. The Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of the Company, a first priority pledge by the Company of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets. In addition, the Credit Facility is guaranteed by the Company and Holdings. The Credit Facility matures on November 18, 2011. As of December 27, 2006, EPL was in compliance with all of the financial covenants contained in its senior credit facility and has $14.6 million available for borrowings under the revolving line of credit.

13. PIK NOTES (2014 Notes)

On November 18, 2005, Intermediate Finance issued the 2014 Notes, consisting of $39,342,000 aggregate principal amount at maturity of 14 1/2% senior discount notes due 2014 (the “2014 Notes”) in a private placement. In 2005 Intermediate Finance merged with and into Intermediate, with Intermediate surviving the merger and assuming Intermediate Finance’s obligations under the notes and the related indenture. The indenture restricts the ability of Intermediate and its subsidiaries to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items. The indenture also limits the ability of EPL or other subsidiaries to make dividend or other payments to Intermediate and for Intermediate to make payments to Holdings (see Note 11).

At December 27, 2006, the Company had $26,319,000 outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39,342,000 at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014.

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

In October 2006, Intermediate completed the exchange of the 2014 Notes for registered, publicly tradable notes that have substantially identical terms as the 2014 Notes.

Intermediate incurred direct costs in connection with this offering. These costs have been capitalized and are included in other assets in the accompanying balance sheets.

14. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 28, 2005	December 27, 2006

Accrued sales and property taxes	$2,230	$2,561

Other	1,453	1,746

	$3,683	$4,307

15. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 28, 2005	December 27, 2006

Closed restaurant reserve	460	322

Deferred rent	1,659	2,779

Other	1,484	1,802

	$3,603	$4,903

Closed restaurant reserve represents the net present value of expected future cash outflows for leases for which the Company currently has no operations. The reserves relate exclusively to lease liabilities acquired in connection with the Successor’s purchase of Holdings in 2005. Decreases in the closed restaurant reserve include payments of the liability, additions of new subleases and changes in estimates regarding the increased collectibility of future rental income. Increases in the closed restaurant reserve include changes in estimates regarding the decreased collectibility of future rental income. Additions of new subleases and estimates regarding the increased collectibility of future rental income are reflected as reductions of goodwill. Changes in estimates regarding decreased collectibility of future rental income are reflected as expense.

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

16. INCOME TAXES –

The provision for income taxes is based on the following components (in thousands):

	Predecessor		Successor

	Year Ended December 29, 2004	December 30, 2004 to November 17, 2005	November 18, 2005 to December 28, 2005	Year Ended December 27, 2006

Current income taxes:

Federal	$(988)	$(467)	$—	22

State	(194)	663	—	13

	(1,182)	196	—	35

Deferred income taxes:

Federal	1,195	(5,524)	(307)	994

State	15	(2,323)	(86)	43

	1,210	(7,847)	(393)	1,037

	$28	$(7,651)	$(393)	1,072

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to income before provision for income taxes is as follows (in thousands):

	Predecessor		Successor

	Year Ended December 29, 2004	December 30, 2004 to November 17, 2005	November 18, 2005 to December 28, 2005	Year Ended December 27, 2006

Provision for income taxes at statutory rate	$490	$(6,595)	$(343)	598

State income taxes—net of federal income tax benefit	(116)	(1,079)	(55)	37
Disqualified interest expense				353
Release of income tax contingency	(420)	—

Other	(74)	23	5	84

	$28	$(7,651)	$(393)	$1,072

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

          The Company’s deferred income tax assets and liabilities consist of the following (in thousands):

	Predecessor	Successor

	December 29, 2004	December 28, 2005	December 27, 2006

Negative leasehold liability	$2,197	$1,489	$1,460

Capital leases	916	1,462	1,167

Accrued vacation	567	628	658

Accrued bonus	1,026	966	—

Deferred rent	2,072	727	1,138

Accrued workers’ compensation	1,284	1,441	1,509

Enterprise zone and other credits	209	208	351

State taxes	48	2,217	2,205

Net operating losses	—	8,789	9,463

Interest expense	—	—	1,155

Other	298	243	522

Deferred income tax assets	8,617	18,170	19,628

Other identifiable intangibles	(5,542)	(47,860)	(49,828)

Prepaid expense	(1,345)	(1,446)	(1,522)

Basis difference in fixed assets	(2,089)	(1,659)	(1,658)

Other	(69)	(68)	(69)

Deferred income tax liabilities	(9,045)	(51,033)	(53,077)

Net deferred income tax liability	$(428)	$(32,863)	$(33,449)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will be realized.

As of December 27, 2006, the Successor has federal and state net operating loss carryforwards of approximately $19,178,500 and $31,455,300, respectively, which expire beginning in 2025 and 2015, respectively. The Successor also has state enterprise zone credits of approximately $351,000 which carryforward indefinitely.

The utilization of net operating loss carryforward may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

17. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 15% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution vests ratably over three years. The Company’s contributions to the plan for the Predecessor year ended December 29, 2004 and the Predecessor period December 30, 2004 to November 17, 2005, and the Successor period November 18, 2005 to December 28, 2005 and the Successor year ended December 27, 2006, were approximately $239,000, $259,000, $34,000 and $393,000, respectively.

18. STOCK-BASED COMPENSATION

As of December 29, 2004 and November 17, 2005, options to purchase 84,117 and 82,617 shares, respectively, of common stock of Holdings were outstanding. As of December 28, 2005 and December 27, 2006, options to purchase 277,608 and 302,772 shares, respectively of common stock of CAC were outstanding. Included in that amount are 81,540 options that are fully vested; the remaining options vest 100% on the seventh anniversary of the grant date, 100% upon a change of control at CAC if certain conditions are met, or partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the seventh anniversary of the grant date. All options were granted at fair value on the date of grant.

Changes in stock options for the Predecessor year ended December 29, 2004, the Predecessor period December 30, 2004 to November 17, 2005, the Successor period November 18, 2005 to December 28, 2005, and the Successor year ended December 27, 2006 are as follows:

Predecessor	Shares	Weighted-Average Exercise Price (3)		Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding—December 31, 2003	103,500		$29.06
Grants (weighted-average fair value of $14.51 per share)	7,500		$47.30
Exercised	(23,903)		$8.27
Canceled	(2,980)		$18.36

Outstanding—December 29, 2004	84,117		$15.96
Grants (weighted-average fair value of $12.28 per share)	1,250		$36.56
Exercised	(2,500)		$11.27
Canceled	(250)		$17.61

Outstanding—November 17, 2005	82,617 (1)		$20.70

Successor

Outstanding—November 18, 2005	—	$
Converted from Holdings options (2)	81,835		$8.75
Grants (weighted-average fair value of $29.56 per share)	195,773		$86.43

Outstanding—December 28, 2005	277,608		$63.53
Grants (weighted-average fair value of $45.86 per share)	32,153		$96.48
Exercised	(295)		$10.80
Canceled	(6,694)		$86.43

Outstanding—December 27, 2006	302,772		$66.58	7.9	11,306

Vested and expected to vest in the future – December 27, 2006	299,078		$66.58	7.9	11,168

Exercisable – December 27, 2006	81,540		$8.74	4.9	7,774

(1)

Concurrent with and because of the Acquisition, 82,617 options of Holdings became fully vested. 47,976 of these options were purchased by CAC in connection with the Acquisition. The remaining options were exchanged for options in CAC (see Note 2 below).

(2)

At the date of the Acquisition all previously outstanding options became fully vested. Existing option holders were allowed to exchange all or a portion of their Holdings’ options for CAC options. The CAC options received had the same intrinsic value as the Holdings’ options that were relinquished. These options were included as a portion of purchase consideration in the Acquisition.

(3)

The weighted average exercise prices have been retroactively adjusted to reflect the reduction in exercise prices that occurred as a result of the March 2004 dividends that were paid to Holdings. Effective with the March 2004 completion of the 2010 Notes offering described in Note 10, Intermediate paid a dividend to Holdings of $37,000,000, which applied the proceeds to pay a cash dividend to its stockholders. The dividend effectively reduced the fair value of the stock options outstanding at the date of the offering. To partially offset the effects of the reduction, the Board of Directors of

Holdings reduced the exercise price of the outstanding options by 53.0% in order to maintain consistency before and after the redemption and the dividend in (i) the aggregate intrinsic value of the option awards and (ii) the ratio of the exercise price per share to the fair market value per share. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, such reduction in the exercise price was not considered to be a modification requiring variable accounting treatment. The Board of Directors of EPL also approved a bonus of up to $2,300,000 to be paid to the option holders at various dates through 2009 contingent upon continued employment with the Company. In April 2004, approximately $1,300,000 was paid to the option holders. As of December 29, 2004, approximately $500,000 of the bonus had been earned, but not yet paid. The remaining $500,000 of bonus was paid in conjunction with the Acquisition and recorded as payroll and benefits expense. As of December 27, 2006, the Company had no further obligations.

Outstanding stock options at December 27, 2006 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$2.98	17,694	3.1	$2.98	17,694	$2.98
$7.56	24,026	4.3	$7.56	24,026	$7.56
$9.68-$11.77	33,074	5.7	$10.67	33,074	$10.67
$15.48-$20.60	6,746	7.8	$18.59	6,746	$18.59
$86.43	206,857	9.0	$86.43	—	$—
$108.92	14,375	9.8	$108.92	—	$—

	302,772	7.9	$66.58	81,540	$8.74

The intrinsic value is calculated as the difference between the market value as of December 27, 2006 and the exercise price of the options outstanding and options exercisable.

Options are accounted for as follows:

Intrinsic Value Method: Prior to December 29, 2005, the Company used the intrinsic value method to account for employee stock options in accordance with APB Opinion No. 25. Under APB Opinion No. 25, the Company did not recognize compensation expense related to employee stock options if the exercise price of the options was equal to or greater than the market price of the underlying stock on the date of grant.

Variable Accounting: Options granted after November 18, 2005 provide that, in the event of a successful completion of an initial public offering of at least $50 million before November 18, 2007, 50% of the then unvested options will vest immediately upon consummation of the offering. The remaining unvested options will automatically terminate and the optionees will be entitled to receive restricted stock with an aggregate economic value equal to the fair market value (measured at the close of business of the first day of public trading) of the shares into which the terminated unvested options were exercisable minus the aggregate exercise price of such options. Upon a change in control of CAC, or if the initial public offering occurs after November 18, 2007, 100% of the options granted will vest immediately.

For options granted prior to December 29, 2005 that may be cancelled and replaced with restricted stock upon completion of an initial public offering before November 18, 2007, the Company uses variable accounting to recognize expense based on the change in incremental value of the award at each reporting period. Compensation expense of $245,000 and a corresponding decrease in net income of $91,000 was recognized for the year ended December 27, 2006 related to such options. At the date of cancellation of the original award and issuance of the replacement award upon completion of an offering, the Company will begin applying SFAS 123(R) to the award. SFAS 123(R) requires recording compensation expense for the incremental cost (the difference between the fair value of the award immediately before and after the modification) plus any unamortized intrinsic value computed on the modification date. As the fair value of the award will be equivalent before and after the modification, there will be no incremental cost related to this stock award upon modification. However, compensation expense will be recorded for the unamortized intrinsic value computed on the modification date.

SFAS 123(R): In December 2004, the FASB issued SFAS 123(R) which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted the provisions of SFAS 123(R) on December 29, 2005 using a prospective application. Under the prospective application, SFAS 123(R), applies to new awards and any awards that are modified or cancelled subsequent to the date of adoption of SFAS 123(R). Prior periods are not revised for comparative purposes. Because the Company used the minimum value method for its pro forma disclosures under SFAS 123, options granted prior to December 29, 2005 will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after December 29, 2005.

In order to meet the fair value measurement objective, the Company utilizes the Black-Scholes option-pricing model to value compensation expense for share-based awards granted beginning in fiscal 2006 and developed estimates of various inputs including forfeiture rate, expected term life, expected volatility, and risk-free interest rate. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term of options granted is derived from both historical and forecasted exercise activity for options granted within a specified date range. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the Company’s employee stock options. Expected volatility is based on the comparative industry entity data. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero for option valuation.

The weighted-average estimated fair value of employee stock options granted during the year ended December 27, 2006 was $45.96 per share using the Black-Scholes model with the following weighted-average assumptions used to value the option grants: Expected volatility ranged from 33% to 41%; Expected term life – 7.0 years; Forfeiture rate – 1.22%; Risk-free interest rates ranged from 4.3% to 4.7%; and Expected dividends – 0%.

Under the prospective method of SFAS 123R, compensation expense was recognized during the year ended December 27, 2006 for all stock based payments granted after December 28, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. During the year ended December 27, 2006, the Company recognized share-based compensation expense before tax of $112,000 related to stock option grants after December 28, 2005. This expense was included in other operating expenses consistent with the salary expense for the related optionees. This incremental stock-based compensation expense caused a decrease to net income of $42,000 for the year ended December 27, 2006. The adoption of SFAS 123(R) did not impact the Company’s cash flows.

Upon consummation of an initial public offering or a change in control of CAC, the Company would incur compensation expense related to the immediate vesting of the unvested portion of certain options. The expense will be determined by calculating the unrecognized compensation cost as of the date of the completion of the offering or the change in control.

19. COMMITMENTS AND CONTINGENCIES

Legal Matters

On or about April 16, 2004, two former employees and one current employee filed a class action suit in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees (the “Elias Action”). Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The complaint was served on us on April 19, 2004. The court has ordered the class action stayed pending the arbitration of one of the named putative class plaintiff’s claims as a result of his execution of a mandatory arbitration agreement with us. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

On or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against EPL in the Superior Court of the State of California, County of Los Angeles. Carlos Olvera replaced Mr. Amezuca as the named class representative on August 16, 2006 (the “Olvera Action”). This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. We were served with this complaint on December 16, 2005. The court has ordered that the case be deemed complex and assigned it to the complex litigation panel. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. This action has been designated by the court as “related” to the Elias Action referenced above. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could have an adverse material impact on the Company’s consolidated financial position, results of operations or cash flows.

The contractual rights to use the name El Pollo Loco® and certain related trademarks and intellectual property in Mexico were assigned to us in 1996, pursuant to an agreement between us and a company controlled by Jose Francisco Ochoa, the founder of the first El Pollo Loco restaurant in Mexico and the United States. As consideration for the assignment of such rights, we agreed, subject to the terms and conditions of the agreement, to use commercially reasonable efforts to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant that we develop. On March 31, 2004, EPL-Mexico filed suit against us in state court in Laredo, Texas alleging, among other things, that we breached our agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco® in Mexico should revert to EPL-Mexico. EPL-Mexico is seeking return of the trademarks and damages. EPL-Mexico also initiated an “amparo” proceeding, which is an administrative challenge under Mexican law, to our ownership of the trademarks before the Mexican Intellectual Property Institute. This proceeding was resolved in our favor by Mexico’s Supreme Court of Justice of the Nation. We successfully removed the Texas action to federal court and we have filed a counterclaim against EPL-Mexico to defend our rights to the trademarks in Mexico. A jury trial is expected to occur in 2007. We believe that EPL-Mexico’s claims are without merit and that, based on the rights we possess pursuant to the agreement, we possess adequate legal and contractual rights to use the intellectual property in question in Mexico. However, failure to prevail in this action could result in the loss of our ownership in Mexico of the El Pollo Loco trademarks and intellectual property at issue, which could affect our brand in the United States and elsewhere as well as the imposition of significant monetary damages, which could have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

On November 1, 2006, Fall River Music, Inc. filed a lawsuit United States District Court, Central District of California, Santa Ana Division, against El Pollo Loco, Inc. and its advertising agency, Krueger Communications, LLC. Fall River Music claims all rights, title and interest to the musical composition “Guantanamera,” and alleges that the music used by EPL in its advertisements is an infringement of Fall River’s copyrights. Fall River Music, Inc. seeks unspecified damages as a result of this alleged infringement. While EPL has received a denial of coverage from its insurance company, Krueger’s insurance company has accepted coverage and is currently defending EPL. The action is set for trial on February 12, 2008. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could have an adverse material impact on the Company’s consolidated financial position, results of operations or cash flows.

On January 11, 2007, Veronica Blanco, on behalf of herself and all others similarly situated, filed a purported class action complaint against EPL in the United States District Court, Central District of California, Santa Ana Division. Veronica Blanco, on behalf of herself and all others similarly situated, alleges violations of the federal Fair Credit Reporting Act and Fair and Accurate Credit Transactions Act, which restrict the credit card information that may be printed on customer receipts. While we intend to defend against this action vigorously, the ultimate outcome of this case is not presently determinable as it is in the preliminary phase.

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

Purchasing Commitments

The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants, respectively, which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 with an estimated Company obligation totaling $11,008,000.

20. RELATED PARTY TRANSACTIONS

Until November 18, 2005, EPL was a party to a Management Consulting Agreement with American Securities Capital Partners, L.P., which is an affiliate of the former majority owner of Holdings, pursuant to which ASCP provided EPL with certain management services. The annual fee for ASCP’s services was approximately $400,000 plus its reasonable expenses. During the fiscal year ended December 29, 2004 and the Predecessor period from December 30, 2004 to November 17, 2005, $492,000 and $435,000, respectively, was expensed and paid to ASCP for managerial services and expenses. EPL is currently a party to a Management Consulting Agreement with Trimaran Fund Management, L.L.C. (“Trimaran”), an affiliate of the majority owner of CAC, with annual fees of approximately $500,000 plus reasonable expenses. During fiscal years ended December 28, 2005 and December 27, 2006, $59,000 and $570,000,

respectively, was expensed and paid to Trimaran. These amounts are included in other operating expenses in the accompanying consolidated statements of operations.

The Company had receivables (payables) from affiliates of $(25,000) and $0 as of December 28, 2005 and December 27, 2006, respectively.

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following tables present selected quarterly financial data for the periods ended as indicated (in thousands):

For the year ended December 27, 2006:

	Successor

	2006

	1st	2nd	3rd	4th

Operating revenue	$63,168	$65,858	$66,309	$64,553
Operating income	7,134	9,139	9,054	5,195
Income (loss) before provision for income taxes	15	2,040	1,826	(2,172)
Net income (loss)	9	1,247	532	(1,151)

For the Successor period from November 18, 2005 to December 28, 2005:

	Successor

	2005

	1st	2nd	3rd	4th

Operating revenue	$—	$—	$—	$26,269
Operating income	—	—	—	2,404
Income (loss) before provision for income taxes	—	—	—	(981)
Net income (loss)	—	—	—	(588)

For the Predecessor period from December 30, 2004 to November 17, 2005:

	Predecessor

	2005

	1st	2nd	3rd	4th

Operating revenue	$54,670	$61,166	$61,561	$33,531
Operating income (loss)	4,930	6,971	8,296	(315)
Income (loss) before provision for income taxes	194	2,206	3,559	(24,803)
Net income (loss)	115	1,446	2,100	(14,854)

EXHIBIT INDEX

Exhibit No.	Description

(1) 2.1	Stock Purchase Agreement, dated as of September 27, 2005, among Chicken Acquisition Corp., EPL Holdings, Inc., EPL Intermediate, Inc., EL Pollo Loco, Inc, the equityholders of the EPL Holdings, Inc. parties thereto, and American Securities Capital Partners, L.P.

(6) 2.2	Agreement and Plan of Merger, dated November 18, 2005, of EPL Intermediate Finance Corp., to be merged with and into EPL Intermediate, Inc.

(2) 3.1	Certificate of Incorporation of EPL Intermediate, Inc.

(2) 3.2	Certificate of Designations, Preferences and Rights of 6% Series A Preferred Stock

(2) 3.3	Bylaws of EPL Intermediate, Inc. relating to the 2014 Notes

(6) 4.1	Indenture relating to the 2014 Notes, dated November 18, 2005, between EPL Intermediate, Inc. (as successor by merger to EPL Intermediate Finance Corp.) and The Bank of New York Trust Company, N.A.

(6) 4.2	Form of Note (included as Exhibit A to Exhibit 4.1)

(6) 4.3	Registration Rights Agreement relating to the 2014 Notes, dated November 18, 2005, among EPL Intermediate, Inc. (as successor by merger to EPL Intermediate Finance Corp.), Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC

(3) 4.4	Indenture relating to the 2009 Notes, dated as of December 19, 2003, among El Pollo Loco, Inc., EPL Intermediate, Inc. and The Bank of New York, as Trustee

(6) 4.5	Indenture relating to the 2013 Notes, dated November 18, 2005, among El Pollo Loco, Inc. (as successor by merger to EPL Finance Corp.), EPL Intermediate, Inc. and The Bank of New York Trust Company, N.A.

(6) 4.6	Registration Rights Agreement relating to the 2013 Notes, dated November 18, 2005, among El Pollo Loco, Inc. (as successor by merger to EPL Finance Corp.), Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC

(7) 4.7	Supplemental Indenture, dated November 2, 2005, between El Pollo Loco, Inc. and The Bank of New York as Trustee

(6) 10.1 +	Employment Agreement, dated September 27, 2005, between El Pollo Loco, Inc. and Stephen E. Carley

(6) 10.2 +	Employment Agreement, dated September 27, 2005, between El Pollo Loco, Inc. and Joseph Stein

(6) 10.3 +	Amendment No. 1 to Stein Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Joseph Stein

(6) 10.4 +	Employment Agreement, dated November 1, 2005, between El Pollo Loco, Inc. and Brian Berkhausen

(6) 10.5 +	Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Karen Eadon

(6) 10.6 +	Employment Agreement, dated September 30, 2005, as amended October 10, 2005, between El Pollo Loco, Inc. and Pamela Milner

(6) 10.7 +	Amendment No. 1 to Milner Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Pamela Milner

(6) 10.8 +	Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Jeanne Scott

Exhibit No.	Description

(6) 10.9 +	Employment Agreement, dated January 9, 2006, between El Pollo Loco, Inc. and Stephen Sather

(6) 10.10 +	Form of Exchange Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

(6) 10.11 +	Amendment No. 1 to Form of Exchange Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

(6) 10.12 +	Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

(6) 10.13 +	Amendment No. 1 to Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

(6) 10.14 +	Amendment No. 2 to Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

(6) 10.15	Stockholders Agreement, dated November 18, 2005, among Chicken Acquisition Corp., Trimaran Pollo Partners, LLC and certain continuing investors

(8) 10.16	Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated March 8, 2006, among affiliates of Trimaran Fund Management, L.L.C. and certain other third party investors

(6) 10.17	Monitoring and Management Services Agreement, dated November 18, 2005, between Chicken Acquisition Corp. and Trimaran Fund Management, L.L.C.

(6) 10.18	Credit Agreement, dated November 18, 2005, among El Pollo Loco, Inc., EPL Intermediate, Inc., Merrill Lynch Capital Corporation, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, CIT Lending Services Corporation and the other lenders party thereto

(6) 10.19	Security Agreement, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

(6) 10.20	Securities Pledge Agreement, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

(6) 10.21	Guaranty, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

10.22 +	Form of Non-Qualified Stock Option Agreement for directors with Chicken Acquisition Corp.

(6) 10.23 +	Form of Non-Qualified Stock Option Agreement for officers with Chicken Acquisition Corp.

(6) 10.24 +	Chicken Acquisition Corp. 2005 Stock Option Plan

(3)* 10.25	Letter Agreement, dated February 23, 2005, between Gold Kist Inc. and El Pollo Loco, Inc.

(3)* 10.26	Letter Agreement, dated February 15, 2005, between Pilgrims Pride Corporation and El Pollo Loco, Inc.

(6)* 10.27	Amendment to Letter Agreement, dated January 21, 2006, between Gold Kist Inc. and El Pollo Loco, Inc.

(6)* 10.28	Amendment to Letter Agreement, dated January 11, 2006, between Pilgrims Pride Corporation and El Pollo Loco, Inc.

(3) 10.29	Form of Franchise Development Agreement

(3) 10.30	Form of Franchise Agreement

+10.31	Compensation of Independent Directors

10.32	Fiesta Brands Development Agreement dated August 10, 2006.

12.1	Computation of Ratio of Earnings to Fixed Charges

(4) 14.1	El Pollo Loco, Inc. Code of Business Ethics & Conduct

(5) 21.1	Subsidiaries of EPL Intermediate, Inc.

23.1	Consent of Duff & Phelps

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

(1)	Incorporated by reference to EPL Intermediate, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2005 (File No. 333-115644) as filed on November 14, 2005.

(2)	Incorporated by reference to EPL Intermediate, Inc.’s Registration Statement on Form S-4 (File No. 333-115644) as filed on May 19, 2004.

(3)	Incorporated by reference to El Pollo Loco, Inc.’s Registration Statement on Form S-4 (File No. 333- 115486) as filed on May 14, 2004.

(4)	Incorporated by reference to El Pollo Loco, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2004 (File No. 333-115486) as filed on March 28, 2005.

(5)	Incorporated by reference to EPL Intermediate, Inc.’s Registration Statement on Form S-4 (File No. 333-115644) as filed on May 19, 2004.

(6)	Incorporated by reference to EPL Intermediate, Inc.’s Form 10-K for the year ended December 27, 2005 (File No. 333-115644) filed on April 10, 2006.

(7)	Incorporated by reference to El Pollo Loco, Inc.’s Form 8-K filed on November 4, 2005.

(8)	Incorporated by reference to EPL Intermediate Inc.’s Registration Statement on Form S-4 (File No. 333-133318) filed on April 14, 2006.

+	Management contracts and compensatory plans and arrangements.
*	Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request.