Form 10-Q
period 2007-03-28
EPL Intermediate, Inc.
filed 2007-05-14
CIK 1289728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2007 or

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

Large Accelerated ☐	Filer Accelerated Filer ☐	Non-Accelerated Filer ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of May 14, 2007, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

TABLE OF CONTENTS

Item			Page

PART I – FINANCIAL INFORMATION
1	.	Condensed Consolidated Financial Statements (Unaudited)	3
2	.	Management’s Discussion and Analysis of Financial Condition and Results of
		Operations	13
3	.	Quantitative and Qualitative Disclosures About Market Risk	19
4	.	Controls and Procedures	20

PART II – OTHER INFORMATION
1	.	Legal Proceedings	20
1	A.	Risk Factors	20
6	.	Exhibits	20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands)

	DECEMBER 27,	MARCH 31,
ASSETS	2006	2007
CURRENT ASSETS:
Cash and cash equivalents	$2,955	$4,262
Notes and accounts receivable--net	3,564	4,144
Inventories	1,560	1,588
Prepaid expenses and other current assets	3,835	4,572
Income taxes receivable	68	63
Deferred income taxes	799	799

Total current assets	12,781	15,428

PROPERTY OWNED--Net	73,842	74,791

PROPERTY HELD UNDER CAPITAL
LEASES--Net	1,634	1,498

GOODWILL	277,514	277,514

DOMESTIC TRADEMARKS--Net	120,700	120,700

OTHER INTANGIBLE ASSETS--Net	11,982	11,574

OTHER ASSETS	10,595	10,489

TOTAL ASSETS	$509,048	$511,994

See notes to condensed consolidated financial statements.		(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	DECEMBER 27,	MARCH 31,
	2006	2007
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$3,000	$-
Current portion of note payable	1,306	1,045
Current portion of obligations under
capital leases	1,313	1,276
Accounts payable	9,821	10,631
Accrued salaries	3,665	4,428
Accrued vacation	1,834	1,845
Accrued insurance	3,869	3,971
Accrued interest	2,709	5,903
Accrued advertising	1,358	1,514
Other accrued expenses and current liabilities	4,307	4,098

Total current liabilities	33,182	34,711

NONCURRENT LIABILITIES:
Senior secured notes (2009 Notes)	250	250
Senior unsecured notes (2013 Notes)	123,646	123,695
PIK Notes (2014 Notes)	26,319	27,256
Note payable--less current portion	102,410	102,149
Obligations under capital leases--less
current portion	3,943	3,665
Deferred income taxes	34,247	34,470
Other intangible liabilities--net	7,434	7,081
Other noncurrent liabilities	4,903	5,602

Total noncurrent liabilities	303,152	304,168

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock, $.01 par value--20,000 shares
authorized; 100 shares issued and outstanding	-	-
Additional paid-in-capital	172,665	172,832
Retained earnings	49	283

Total stockholder's equity	172,714	173,115

TOTAL	$509,048	$511,994

See notes to condensed consolidated financial statements.		(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended March 31,
	2006	2007
OPERATING REVENUE:
Restaurant revenue	$59,151	$62,449
Franchise revenue	4,017	4,370

Total operating revenue	63,168	66,819

OPERATING EXPENSES:
Product cost	18,965	19,201
Payroll and benefits	14,965	16,315
Depreciation and amortization	2,376	2,794
Other operating expenses	19,728	20,711

Total operating expenses	56,034	59,021

OPERATING INCOME	7,134	7,798

INTEREST EXPENSE--Net	7,119	7,328

INCOME BEFORE PROVISION
FOR INCOME TAXES	15	470

PROVISION FOR INCOME TAXES	6	236

NET INCOME	$9	$234

See notes to condensed consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	13 Weeks Ended March 31,

	2006	2007
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$9	$234
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization of property
and intangible assets	2,376	2,794
Stock-based compensation expense	29	221
Interest accretion	883	986
Gain on disposal of assets	-	(384)
Amortization of deferred financing costs	325	347
Amortization of negative leasehold interest	(125)	(59)
Deferred income taxes	-	223
Changes in operating assets and liabilities:
Notes and accounts receivable--net	(399)	(580)
Inventories	78	(28)
Prepaid expenses and other current assets	(1,038)	(737)
Income taxes receivable / payable	235	5
Other assets	(5)	(73)
Accounts payable	253	922
Accrued salaries and vacation	2,050	774
Accrued insurance	2	102
Other accrued expenses and current and noncurrent liabilities	3,967	3,840

Net cash provided by operating activities	8,640	8,587

CASH FLOW FROM INVESTING
ACTIVITIES:
Proceeds from asset disposition	-	570
Purchase of property	(2,147)	(3,786)
Payment of acquisition costs	(344)	-

Net cash used in investing activities	(2,491)	(3,216)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Repurchase of common stock	(22)	(54)
Payment of obligations under capital leases	(290)	(315)
Payments on debt	(3,036)	(3,522)
Deferred financing costs	(1)	(173)

Net cash used in financing activities	(3,349)	(4,064)

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	13 Weeks Ended March 31,
	2006	2007
INCREASE IN CASH AND
CASH EQUIVALENTS	$2,800	$1,307

CASH AND CASH EQUIVALENTS--
Beginning of period	3,552	2,955

CASH AND CASH EQUIVALENTS--
End of period	$6,352	$4,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION--Cash paid during the period for:
Interest (net of amounts capitalized)	$2,565	$2,947

Income taxes	$-	$13

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Unpaid purchases of property and equipment	$438	$112

Recording of amounts due to predecessor stockholders in connection	$3,825	$-
with acquisition

See notes to condensed consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly-Owned Subsidiary of El Pollo Loco Holdings, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited. EPL Intermediate, Inc. (“Intermediate”) and its wholly owned subsidiary El Pollo Loco, Inc. (“EPL” and collectively with Intermediate, the “Company,”) prepared these condensed consolidated financial statements in accordance with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

     The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2006 (File No. 333-115644) as filed with the Securities and Exchange Commission (the “Commission”) on March 23, 2007.

     The Company uses a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2006, which ended December 27, 2006, and fiscal year 2007, which will end December 26, 2007, are both 52-week fiscal years. For simplicity of presentation, the Company has described the 13-week periods ended March 29, 2006 and March 28, 2007 as March 31, 2006 and 2007, respectively.

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

2. Acquisition of the Company

     On September 27, 2005, Holdings entered into a stock purchase agreement (the “Stock Purchase Agreement”) among Chicken Acquisition Corp. (“CAC”), Holdings, Intermediate, EPL, the equity holders of Holdings, and American Securities Capital Partners, L.P. (“ASCP”). Pursuant to the Stock Purchase Agreement, CAC, an affiliate of Trimaran Fund II, L.L.C., agreed to purchase (the “Acquisition”) all of Holdings’ issued and outstanding common stock (other than certain shares exchanged by existing shareholders, including management, representing approximately 7.3% of Holdings). On November 18, 2005, Holdings, CAC, and the other parties to the Stock Purchase Agreement completed the Acquisition. As a result of the Acquisition, CAC expects to be the owner of the nation’s leading restaurant company specializing in flame-grilled chicken. The Acquisition was accounted for as a purchase of Holdings by CAC in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

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

(in thousands)
Current assets	$31,213
Property	68,424
Other assets	2,282
Intangible assets, net	125,405
Goodwill	272,204
Total assets acquired	499,528
Current liabilities	25,379
Other liabilities	38,296
Total liabilities assumed	63,675
Net assets acquired	$435,853

     The net intangible assets consist of a $120.7 million domestic trademark, an $8.0 million franchise network and a net unfavorable lease intangible liability of $3.3 million. The goodwill recorded as part of the purchase accounting is not deductible for income tax purposes.

3. Asset Impairment

     The Company periodically reviews the performance of company-operated stores for indicators of asset impairment. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The Company has not recognized any impairment charges during the 13 weeks ended March 31, 2006 and 2007.

4. Stock-Based Compensation

     As of March 31, 2007, options to purchase 299,838 shares of common stock of CAC were outstanding, including 80,831 options that are fully vested. The remaining options vest 100% on the seventh anniversary of the grant date, 100% upon a change in control of CAC if certain conditions are met, or partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the seventh anniversary of the grant date. All options were granted with an exercise price equal to the fair value on the date of grant.

Changes in stock options for the first quarter ended March 31, 2007 are as follows:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(in Years)	Value (000’s)
Outstanding—December 27, 2006	302,772	$66.58
Exercised	(709)	$10.39
Canceled	(2,225)	$86.43
Outstanding—March 31, 2007	299,838	$66.56	7.6	$12,677

     The intrinsic value is calculated as the difference between the market value as March 31, 2007 and the exercise price of the options outstanding and options exercisable.

     For options granted prior to December 29, 2005 that may be cancelled and replaced with restricted stock upon completion of an initial public offering before November 18, 2007, the Company uses variable accounting to recognize expense based on the change in incremental value of the award at each reporting period. Compensation expense of $146,000 and a corresponding decrease in net income of $72,000 was recognized for the quarter ended March 31, 2007 related to these options. There was no compensation expense recognized in the quarter ended March 31, 2006.

     In accordance with the prospective method of adoption of SFAS 123R, the Company recognized share-based compensation expense before tax of $75,000 and $29,000 and a corresponding decrease to net income of $38,000 and $17,000 during the 13 weeks ended March 31, 2007 and 2006, respectively, related to vesting of stock options granted after the adoption of SFAS 123R.

5. Commitments and Contingencies

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

     The contractual rights to use the name El Pollo Loco® and certain related trademarks and intellectual property in Mexico were assigned to us in 1996, pursuant to an agreement between us and a company controlled by Jose Francisco Ochoa, the founder of the first El Pollo Loco restaurant in Mexico and the United States. As consideration for the assignment of such rights, we agreed, subject to the terms and conditions of the agreement, to use commercially reasonable efforts to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant that we develop. On March 31, 2004, EPL-Mexico filed suit against us in state court in Laredo, Texas alleging, among other things, that we breached our agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco® in Mexico should revert to EPL-Mexico. EPL-Mexico is seeking return of the trademarks and damages. EPL-Mexico also initiated an “amparo” proceeding, which is an administrative challenge under Mexican law, to our ownership of the trademarks before the Mexican Intellectual Property Institute. This proceeding was resolved in our favor by Mexico’s Supreme Court of Justice of the Nation. We successfully removed the Texas action to federal court and we have filed a counterclaim against EPL-Mexico to defend our rights to the trademarks in Mexico. A jury trial is scheduled for July 2007. We believe that EPL-Mexico’s claims are without merit and that, based on the rights we possess pursuant to the agreement, we possess adequate legal and contractual rights to use the intellectual property in question in Mexico. However, failure to prevail in this action could result in the loss of our ownership in Mexico of the El Pollo Loco trademarks and intellectual property at issue, which could affect our brand in the United States and elsewhere as well as the imposition of significant monetary damages, which could have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

     On November 1, 2006, Fall River Music, Inc. filed a lawsuit in United States District Court, Central District of California, Santa Ana Division, against El Pollo Loco, Inc. and its advertising agency, Krueger Communications, LLC. Fall River Music claims all rights, title and interest to the musical composition “Guantanamera,” and alleges that the music used by EPL in its advertisements is an infringement of Fall River’s copyrights. Fall River Music, Inc. seeks unspecified damages as a result of this alleged infringement. While EPL has received a denial of coverage from its insurance company, Krueger’s insurance company has accepted coverage and is currently defending EPL. The action is set for trial on February 12, 2008. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could have an adverse material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Purchasing Commitments

     The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing funds are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants, respectively, which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 with an estimated Company obligation totaling $10,483,000.

6. Predecessor Debt (2009 Notes)

     In December 2003, EPL issued the 2009 Notes, consisting of $110.0 million of senior secured notes accruing interest at 9.25% per annum, due 2009. At December 27, 2006 and March 31, 2007, $250,000 principal amount of the 2009 Notes was outstanding.

7. Senior Unsecured Notes Payable (2013 Notes)

     EPL has outstanding 2013 Notes, consisting of $125.0 million aggregate principal amount of 11 3/4% senior notes due 2013. Interest is payable in May and November beginning May 15, 2006. The 2013 Notes are unsecured, are guaranteed by Intermediate, and may be redeemed, at the discretion of the issuer, after November 15, 2009. The indenture contains certain provisions which may prohibit EPL’s ability to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items. In October 2006, EPL completed the exchange of the 2013 Notes for registered, publicly tradable notes that have substantially identical terms as the 2013 Notes.

     EPL incurred direct costs in connection with the offering of the 2013 Notes. These costs have been capitalized and are included in other assets in the accompanying balance sheets. The Company used the proceeds from the 2013 Notes to purchase substantially all of the outstanding 2009 Notes.

     As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the 2014 Notes (see Note 9) have restrictions that limit distributions or dividends to be paid by EPL to Intermediate. Conditions that would allow for distributions or dividends to be made include compliance with a Fixed Charge Coverage Ratio test (as defined in the indenture governing the 2013 Notes) and cash received from the proceeds of new equity contributions. As of March 31, 2007, we are restricted from incurring additional indebtedness, as EPL does not currently meet the fixed charge coverage ratio. This restriction does not apply to the existing loan availability of $17.4 million under the revolving line of credit. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances.

8. Notes Payable to Merrill Lynch, Bank of America, et al and Revolving Credit Facility

     On November 18, 2005, EPL entered into senior secured credit facilities (the “Credit Facility”) with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The Credit Facility provides for a $104.5 million term loan and $25.0 million in revolving availability. Of this senior secured revolving credit facility, EPL drew down $2.8 million and issued $8.1 million of letters of credit to replace existing letters of credit. Future principal payments under the term loan at March 31, 2007 are as follows (in thousands).

Year Ending December 31

2007(April 1st – December 31st)	$784
2008	1,045
2009	1,045
2010	1,045
2011	1,045
Thereafter	98,230

$103,194

     The Credit Facility bears interest, payable quarterly, at a Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin is based on EPL’s financial performance, as defined. The applicable margin rate was 3.00% with respect to LIBOR and 2.00% with respect to Base Rate advances and thereafter ranges from: 2.75% to 2.25% with respect to LIBOR advances and 1.75% to 1.25% with respect to Base Rate advances. The effective rate at December 27, 2006 and March 31, 2007 was 8.37% and 7.86%, respectively. In March 2007 the Company amended the credit facility to reduce the interest rate by 0.50% and to modify in the Company’s favor the terms of certain restrictive covenants. The Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of the Company, a first priority pledge by the Company of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets. In addition, the Credit Facility is guaranteed by the Company and Holdings. The Credit Facility matures on November 18, 2011. As of March 31, 2007, EPL was in compliance with all of the financial covenants contained in its senior credit facility and has $17.4 million available for borrowings under the revolving line of credit.

9. PIK Notes (2014 Notes)

     At December 27, 2006 and March 31, 2007, the Company had $26.3 million and $27.3 million, respectively, outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39.3 million at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. The indenture restricts the ability of Intermediate and its subsidiaries to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items. The indenture also limits the ability of EPL or other subsidiaries to make dividend or other payments to Intermediate and for Intermediate to make payments to Holdings (see Note 7).

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

     In October 2006, Intermediate completed the exchange of the 2014 Notes for registered, publicly tradable notes that have substantially identical terms as the 2014 Notes. Intermediate incurred direct costs in connection with its registration of the 2014 Notes. These costs have been capitalized and are included in other assets in the accompanying balance sheets.

10. Income Taxes

     The Company’s taxable income or loss is included in the consolidated federal and state income tax returns of Holdings. The Company records its provision for income taxes based on its separate stand-alone operating results using the asset and liability method. The Company recorded a provision for income taxes of $6,000 and $0.2 million for the 13-week periods ended March 31, 2006 and 2007, respectively. The effective tax rates for the 13 weeks ended March 31, 2006 and 2007, were 41% and 50.3%, respectively.

     On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

     At the adoption date, the Company reviewed all uncertain tax positions for all years open to statute. The years open to statute are Calendar years 2002 through 2006. The Company has determined that there is no cumulative adjustment for uncertain tax positions required as of January 1, 2007. There has been no change in the FIN 48 reserve for uncertain tax positions from January 1, 2007 through March 31, 2007. The Company believes that any uncertain tax positions are insignificant and therefore have no material impact to the Company’s consolidated financial statements. The Company estimates that the unrecognized tax benefit as of March 31, 2007 will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of the provision for income taxes in its Consolidated Statements of Income. The Company has not recorded accrued interest and penalties on uncertain tax positions as of March 31, 2007. The Company’s liability for uncertain tax positions is reviewed periodically and is adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new uncertain tax positions, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

11. New Accounting Pronouncements

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

     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years ending after December 15, 2006. The Company determined that the adoption of FIN 48 did not have a significant impact on its financial position or results of operations (see Note 10).

     In February 2007, FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

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

     Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include concerns about food-borne illnesses, negative publicity, whether or not valid, adverse public perception due to the occurrence of avian flu, increases in the cost of chicken, our dependence upon frequent deliveries of food and other supplies, our sensitivity to events and conditions in the greater Los Angeles area, our ability to open new restaurants in new and existing markets, our reliance in part on our franchisees, our vulnerability to changes in consumer preferences and economic conditions, our ability to compete successfully with other quick service and fast casual restaurants, our ability to service our indebtedness, matters relating to employment and labor laws, labor shortages or increases in labor costs, our ability to renew leases at the end of their terms, the impact of federal, state or local government regulations relating to the preparation and sale of food, zoning and building codes, and employee, environmental and other matters; our ability to protect our name and logo and other proprietary information; and the impact of litigation. Actual results may differ materially due to these risks and uncertainties and those described in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 23, 2007.

     We use a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. For simplicity of presentation, we have described the 13-week periods ended March 29, 2006 and March 28, 2007 as March 31, 2006 and 2007, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2006, which ended December 27, 2006, and fiscal year 2007, which ends December 26, 2007, are both 52-week fiscal years. References to “our restaurant system” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

Overview

     EPL Intermediate, Inc. (“Intermediate”) through its wholly-owned subsidiary El Pollo Loco, Inc. (“EPL” and collectively with Intermediate, the “Company,” “we,” “us” and “our”) owns, operates and franchises restaurants specializing in marinated flame-grilled chicken. As of March 31, 2007, our restaurant system had 363 restaurants, consisting of 153 company-operated and 210 franchised locations, located principally in California, with additional restaurants in Arizona, Nevada, Texas, Illinois, Colorado and Connecticut. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-thru convenience.

     Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters the comparable restaurant base for the calculation of same-store sales the first full week after the one-year anniversary of its opening. For the 13 weeks ended March 31, 2007, same-store sales for restaurants systemwide increased 2.4 % over the 13 weeks ended March 31, 2006. System-wide same-store sales include same-store sales at all company-owned stores and franchise-owned stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenues) and contribute to advertising pools based on a percentage of their sales.

     Increases in company-operated restaurant revenue are due to growth in new company-operated restaurants and to increases in same store sales, which may include price and transaction volume increases. We implemented a menu price increase in January 2007. We plan to open seven to ten company-operated restaurants per year over the next few years, which is slightly higher than our company-operated restaurant growth over the last few years. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics.

     Franchise revenue consists of royalties, initial franchise fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. Our franchisees opened 17 new restaurants in fiscal 2006 and we believe they will open approximately 20 new restaurants in fiscal 2007. Two new franchise restaurants have opened in the current period. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. As of May 11, 2007, we are currently legally authorized to market franchises in 48 states and are pursuing opportunities in a number those states. We have entered into development agreements that have resulted in area development fees being recognized as the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

     Product cost, which includes food and paper costs, is our largest single expense. It is subject to increase or decrease based on commodity cost changes and depends in part on the success of controls we have in place to manage product cost in the restaurants. Effective March 2007, we renewed two chicken contracts with terms ranging from one to two years at higher prices than the expiring contracts. One of these contracts provides a floor and ceiling price for the chicken we buy from the supplier. We implemented menu price increases of approximately 2% in January 2007 that have partially mitigated the impact of higher chicken prices on our profitability.

     Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation, including salaries due to minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. On September 12, 2006, the state of California passed legislation increasing the minimum wage in the state from $6.75 per hour to $7.50 per hour effective January 1, 2007. Additionally on January 1, 2008, the minimum wage in California will go up to $8.00 per hour. There is also pending legislation to raise the federal minimum wage to $7.25 per hour. The Company implemented a menu price increase of approximately 2% at the beginning of fiscal 2007 in order to partially mitigate the impact on profits of the minimum wage increase. Workers’ compensation insurance costs are subject to a number of factors, and although the state of California passed legislation designed to reduce workers’ compensation insurance expense to employers, we cannot predict whether such legislation will actually reduce our workers’ compensation insurance expense. We have seen a reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in fiscal 2002.

     Depreciation and amortization expense changed subsequent to our acquisition by CAC, which we refer to as the Acquisition, a result of fair values assigned to assets acquired and liabilities assumed at the date of the Acquisition as determined by management with the assistance of an independent valuation company

     Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

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

Results of Operations

     Our operating results for the 13 weeks ended March 31, 2006 and 2007 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended
	March 31,

	2006	2007

Income Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	32.1	30.7
Payroll and benefits	25.3	26.1
Depreciation and amortization	4.0	4.5
Other operating expenses	33.4	33.2
Operating income	12.1	12.5
Interest expense	12.0	11.7
Income before income taxes	0.0	0.8
Net income	0.0	0.4
Supplementary Income Statement Data:
Restaurant other operating expense	21.0	21.2
Franchise expense	1.5	1.6
General and administrative expense	10.9	10.4
Total other operating expenses	33.4	33.2

  13 Weeks Ended March 31, 2007 Compared to 13 Weeks Ended March 31, 2006

     Restaurant revenue increased $3.2 million, or 5.6%, to $62.4 million for the 13 weeks ended March 31, 2007 from $59.2 million for the 13 weeks ended March 31, 2006. This increase was partially due to an additional $0.5 million in restaurant revenue resulting from a 0.8% increase in company-operated same-store sales for the 2007 period from the 2006 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s one-year anniversary. The components of the company-operated comparable sales growth increase were a price increase of 2.4%, a transaction decrease of 2.5%, and a menu mix increase of 0.9% . The increase in restaurant revenue was also due in part to $2.9 million from nine restaurants opened in fiscal 2006 and $0.1 million from two restaurants opened in fiscal 2007 partially offset by lost sales of $0.3 million due to the temporary closure of a restaurant due to a fire in 2007.

     Franchise revenue increased $0.4 million, or 8.8%, to $4.4 million for the 13 weeks ended March 31, 2007 from $4.0 million for the 13 weeks ended March 31, 2006. This increase is due to an increase in royalties resulting from a 3.9% increase in franchise same-store sales.

     Product cost increased $0.2 million, or 1.2%, to $19.2 million for the 13 weeks ended March 31, 2007 from $19.0 million for the 13 weeks ended March 31, 2006. These costs as a percentage of restaurant revenue were 30.7% for the 2007 period compared to 32.1% for the 2006 period. The 1.4% decrease in product cost as a percentage of restaurant revenue resulted primarily from the menu price increase taken in January of 2007.

     Payroll and benefit expenses increased $1.3 million, or 9.0%, to $16.3 million for the 13 weeks ended March 31, 2007 from $15.0 million for the 13 weeks ended March 31, 2006. As a percentage of restaurant revenue, these costs increased 0.8% to 26.1% in 2007 from 25.3% for the 2006 period. This increase is primarily attributed to increased spending on manager training, the increase in minimum wage and increased worker’s compensation expense in the current period.

     Depreciation and amortization increased $0.4 million, or 17.6%, to $2.8 million for the 13 weeks ended March 31, 2007 compared to $2.4 million for the 13 weeks ended March 31, 2006. These costs as a percentage of restaurant revenue increased 0.5% to 4.5% in 2007 from 4.0% for the 2006 period. The increase in depreciation expense is due to capital expenditures on existing restaurants for remodels and equipment upgrades.

     Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

     Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $0.8 million, or 6.4%, to $13.2 million for the 13 weeks ended March 31, 2007 from $12.4 million for the 13 weeks ended March 31, 2006. These costs as a percentage of restaurant revenue remained relatively flat at 21.2% for the 2007 period compared to 21.0% for the 2006 period. The increase in operating costs was due in part to a 0.5% increase in occupancy costs as a percentage of revenue, which was a result of the reduction in the annual amortization of the unfavorable leasehold interest liability and higher rent expense. The increase in operating costs was partially offset by a decrease in utilities expense as a percentage of restaurant revenue of 0.1%, a decrease in preopening expenses of 0.2% as a percentage of restaurant revenue, which can fluctuate depending on the timing of the opening of the company restaurants during the year, and a decrease in advertising expense as a percentage of revenue of 0.1%. Advertising expense each quarter may be above or below our planned annual rate of approximately 4%, depending on the timing of marketing promotion and the relative weights and price of media spending.

     Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased to $1.0 million the 13-week period ended March 31, 2007 compared to $0.9 million for the 2006 period.

     General and administrative expense increased $0.1 million, or 1.6%, to $6.5 million for the 13 weeks ended March 31, 2007 from $6.4 million for the 13 weeks ended March 31, 2006. General and administrative expense as a percentage of revenue decreased 0.5% to 10.4% for the 2007 period from 10.9% for the 2006 period. The increase in general and administrative expense was attributed to increased legal fees of $0.1 million, increased meeting fees of $0.1 million, increased expense related to stock options of $0.2 million and increased salaries and wages of $0.2 million primarily attributed to increased headcount and annual raises. This increase in expense was partially offset by a gain on the sale of assets in the 2007 period that did not recur in the 2006 period of $0.3 million and decreased outside services expense of $0.2 million.

     Interest expense, net of interest income, increased $0.2 million, or 2.9%, to $7.3 million for the 13 weeks ended March 31, 2007 from $7.1 million for the 13 weeks ended March 31, 2006. Our average debt balances for the 2007 period increased to $260.8 million compared to $259.1 million for the 2006 period and our average interest rate increased to 10.74% for the 2007 period compared to 10.46% for the 2006 period.

     Our provision for income taxes consisted of income tax expense of $0.2 million and $6,000 for the 13-week periods ended March 31, 2007 and 2006, respectively, for an effective tax rate of 50.3% for 2007 and 41% for 2006.

     As a result of the factors above, net income was $0.2 million for the 13 weeks ended March 31, 2007 compared with $9,000 for the 13 weeks ended March 31, 2006, or 0.4% and 0.0% as a percentage or restaurant revenue, for the 13 weeks ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

     Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. Our indebtedness at March 31, 2007 was $259.3 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the $25.0 million revolving portion of EPL’s senior credit facility will be adequate to meet our future liquidity needs for the next twelve months.

     In the 2007 period, our capital expenditures totaled $3.8 million, consisting of $2.8 million for new restaurants, $0.5 million for capitalized repairs of existing sites, and $0.5 million for miscellaneous capital projects.

     Cash and cash equivalents increased $1.3 million from $3.0 million at December 27, 2006 to $4.3 million at March 31, 2007. In the first three months of fiscal 2007, we made $0.5 million in principal repayments on EPL’s loan, $3.0 million in payments to pay off borrowings under our revolving credit facility and $2.9 million in interest payments. The interest payments related primarily to the term loan. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

     Operating Activities. Net cash provided by operating activities remained flat at $8.6 million for the 13 weeks ended March 31, 2007 and for the 13 weeks ended March 31, 2006. Although the cash provided by operating activities remained flat, there was increased depreciation and amortization of assets in the 2007 period due to capital expenditures and equipment upgrades, and increases due to changes in the prepaid expenses and other current assets accounts payable balances, offset by a decrease in the accrued salaries and vacation balances.

     Investing Activities. We had net cash used in investing activities of $3.2 million for the 13 weeks ended March 31, 2007 compared with $2.5 million for the 13 weeks ended March 31, 2006. The increase in cash used in investing activities of $0.7 million was related to $1.6 million in increased expenditures for new store construction partially offset by $0.6 million in proceeds received for asset dispositions and a decrease in spending of $0.3 million for acquisition costs.

     Financing Activities. We had net cash used in financing activities of $4.1 million for the 13 weeks ended March 31, 2007 compared with net cash used in financing activities of $3.3 million for the 13 weeks ended March 31, 2006. The increase in cash used in financing activities in the 2007 period was primarily attributable to increased payments on debt due to increased borrowings on our revolver that were paid in the current period and also due to a 2006 principal payment that was made in the current period.

Debt and Other Obligations

     On November 18, 2005, EPL entered into senior secured credit facilities with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The senior secured credit facilities provide for an $104.5 million term loan and $25.0 million in revolving availability.. As of March 31, 2007, EPL was in compliance with all of the financial covenants contained in its senior credit facility. In March 2007 we amended the credit facility to reduce the interest rate and to modify in our favor the terms of certain restrictive covenants.

     We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the life of the respective lease.

     At March 31, 2007, we had $27,256,000 outstanding in aggregate principal amount of 14½% senior discount Notes due 2014. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39,342,000 at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 ½% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014 (see Note 9 to our Consolidated Financial Statements).

     At March 31, 2007, we had $250,000 and $123,695,000 outstanding in aggregate principal amount under our 2009 Notes and 2013 Notes, respectively (see Notes 6 and 7 to our Consolidated Financial Statements).

     At March 31, 2007, we had outstanding letters of credit totaling $7.6 million, which served as collateral for our various workers’ compensation insurance programs.

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

     As of March 31, 2007, EPL was in compliance with all of the financial covenants contained in its senior credit facility. As of such date we calculated all relevant ratios under its senior credit facility as follows:

     •   EPL’s “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.25 to 1; and

     •   EPL’s “leverage ratio” (as such term is defined in the senior credit agreement) was 4.88 to 1.

     These two ratios were permitted to be no less than 1.00 to 1, and no greater than 5.85 to 1, respectively, as of such date.

     In addition, as of March 31, 2007, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as such terms are defined in the indenture governing the 2014 Notes) at 1.58 to 1 and 5.70 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. The indenture permits us to incur indebtedness that (a) is contractually subordinated to the 2014 Notes, (b) has a maturity date after November 15, 2014, and (c) does not provide for payment of cash interest prior to November 15, 2014. The indenture also permits our “restricted subsidiaries” (as such term is defined in the indenture), including EPL, to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, and, in the case of indebtedness incurred by us, if our consolidated leverage ratio would have been equal to or less than 7.5 to 1, all as determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if such indebtedness had been incurred at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness.

Critical Accounting Policies and Estimates

     The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to recoverability of fixed assets, intangible assets, closed restaurants, workers’ compensation insurance and contingent liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting polices and estimates is included in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 23, 2007.

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

     A hypothetical 10% fluctuation in the variable interest rate on our existing debt of $103.5 million as of March 31, 2007 would result in an increase or decrease in interest expense of approximately $0.7 million in a given year. We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates as of March 31, 2007 to be material.

Item 4. Controls and Procedures

     Our Chief Executive Officer and Senior Vice President of Finance have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2007. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in our SEC filings and submissions is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

     There have been no changes in our internal control over financial reporting that occurred during our first quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     On June 22, 2006, we filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company, seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, EPL in the EPL-Mexico v. EPL-USA trademark litigation described in Note 5 to our Consolidated Financial Statements. A voluntary mediation was held in New York City on February 5, 2007, but the parties were unable to reach agreement. Arch’s motion for summary judgment is scheduled to be heard May 11, 2007.

Also see our Annual Report on Form 10-K for the year ended December 27, 2006 as filed with the SEC on March 23, 2007.

Item 1A. Risk Factors

     Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. For discussion of our potential risks our uncertainties, refer to “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 27, 2006 as filed with the U.S. Securities Exchange Commission on March 23, 2007.

Item 6. Exhibits.

Exhibit
Number	Description of Documents
10.1	Amendment No. 1 and Agreement dated March 14, 2007 relating to Credit Agreement dated November 18, 2005.

*10.2	Agreement dated February 21, 2007 between Koch Foods, Inc. and El Pollo Loco, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPL INTERMEDIATE, INC
Date: May 14, 2007	By:	/s/ Stephen E. Carley
Stephen E. Carley
President
	By:	/s/ Joseph Stein
Joseph Stein
Vice President and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Documents
10.1	Amendment No. 1 and Agreement dated March 14, 2007 relating to Credit Agreement dated November 18, 2005.

*10.2	Agreement dated February 21, 2007 between Koch Foods, Inc. and El Pollo Loco, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request