Form 10-Q
period 2007-06-27
EPL Intermediate, Inc.
filed 2007-08-10
CIK 1289728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2007
or

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
Yes ☐     No ☒

As of August 10, 2007, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands)

	DECEMBER 27, 2006	JUNE 30, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,955	$12,529
Notes and accounts receivable—net	3,564	4,276
Inventories	1,560	1,533
Prepaid expenses and other current assets	3,835	3,936
Income taxes receivable	68	76
Deferred income taxes	799	799

Total current assets	12,781	23,149

PROPERTY OWNED—Net	73,842	77,738

PROPERTY HELD UNDER CAPITAL LEASES—Net	1,634	1,365

GOODWILL	277,514	277,514

DOMESTIC TRADEMARKS—Net	120,700	120,700

OTHER INTANGIBLE ASSETS—Net	11,982	11,186

OTHER ASSETS	10,595	10,326

TOTAL ASSETS	$509,048	$521,978

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	DECEMBER 27, 2006	JUNE 30, 2007

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$3,000	$12,000
Current portion of note payable	1,306	1,035
Current portion of obligations under capital leases	1,313	1,234
Accounts payable	9,821	13,176
Accrued salaries	3,665	3,526
Accrued vacation	1,834	1,900
Accrued insurance	3,869	4,138
Accrued interest	2,709	1,893
Accrued advertising	1,358	—
Other accrued expenses and current liabilities	4,307	4,002

Total current liabilities	33,182	42,904

NONCURRENT LIABILITIES:
Senior secured notes (2009 Notes)	250	250
Senior unsecured notes (2013 Notes)	123,646	123,745
PIK Notes (2014 Notes)	26,319	28,227
Note payable—less current portion	102,410	100,936
Obligations under capital leases—less current portion	3,943	3,393
Deferred income taxes	34,247	34,555
Other intangible liabilities—net	7,434	6,730
Other noncurrent liabilities	4,903	6,430

Total noncurrent liabilities	303,152	304,266

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in-capital	172,665	173,171
Retained earnings	49	1,637

Total stockholder’s equity	172,714	174,808

TOTAL	$509,048	$521,978

See notes to condensed consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended June 30,		26 Weeks Ended June 30,
	2006	2007	2006	2007

OPERATING REVENUE:
Restaurant revenue	$61,678	$64,975	$120,829	$127,424
Franchise revenue	4,180	4,731	8,197	9,101

Total operating revenue	65,858	69,706	129,026	136,525

OPERATING EXPENSES:
Product cost	19,043	20,130	38,008	39,331
Payroll and benefits	15,873	16,936	30,838	33,251
Depreciation and amortization	2,504	2,899	4,880	5,693
Other operating expenses	19,299	21,115	39,027	41,826

Total operating expenses	56,719	61,080	112,753	120,101

OPERATING INCOME	9,139	8,626	16,273	16,424

INTEREST EXPENSE—Net	7,099	7,176	14,218	14,504

INCOME BEFORE PROVISION FOR INCOME TAXES	2,040	1,450	2,055	1,920

PROVISION FOR INCOME TAXES	793	96	799	332

NET INCOME	$1,247	$1,354	$1,256	$1,588

See notes to condensed consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)

	26 Weeks Ended June 30,
	2006	2007

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$1,256	$1,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and intangible assets	4,880	5,693
Stock-based compensation expense	321	560
Interest accretion	1,774	2,007
Gain on disposal of assets	—	(384)
Amortization of deferred financing costs	653	693
Amortization of negative leasehold interest	(219)	(136)
Deferred income taxes	(59)	308
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(752)	(712)
Inventories	23	27
Prepaid expenses and other current assets	(845)	(101)
Income taxes receivable / payable	2,594	(8)
Other assets	82	(261)
Accounts payable	195	2,550
Accrued salaries and vacation	(1,209)	(73)
Accrued insurance	44	269
Other accrued expenses and current and noncurrent liabilities	1,177	(952)

Net cash provided by operating activities	9,915	11,068

CASH FLOW FROM INVESTING ACTIVITIES:

Proceeds from asset disposition	—	570
Purchase of property	(4,713)	(8,463)
Payment of acquisition costs	(2,022)	—

Net cash used in investing activities	(6,735)	(7,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	28	—
Repurchase of common stock	—	(54)
Proceeds from borrowings	—	14,500
Payment of obligations under capital leases	(590)	(629)
Payments on debt	(3,297)	(7,245)
Deferred financing costs	(1,195)	(173)

Net cash (used in) provided by financing activities	(5,054)	6,399

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)

	26 Weeks Ended June 30,
	2006	2007

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,874)	$9,574

CASH AND CASH EQUIVALENTS—Beginning of period	3,552	2,955

CASH AND CASH EQUIVALENTS—End of period	$1,678	$12,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for: Interest (net of amounts capitalized)	$12,115	$12,921

Income taxes	$—	$23

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Unpaid purchases of property and equipment	$306	$805

Recording of amounts due to predecessor stockholders in connection with acquisition	$3,825	$—

See notes to condensed consolidated financial statements.	(concluded)

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

          The Company uses a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2006, which ended December 27, 2006, and fiscal year 2007, which will end December 26, 2007, are both 52-week fiscal years. For simplicity of presentation, the Company has described the periods ended June 28, 2006 and June 27, 2007 as June 30, 2006 and 2007, respectively.

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

3. Asset Impairment

          The Company periodically reviews the performance of company-operated stores for indicators of asset impairment. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The Company has not recognized any impairment charges during the 26 weeks ended June 30, 2006 and 2007.

4. Stock-Based Compensation

          As of June 30, 2007, options to purchase 308,737 shares of common stock of CAC were outstanding, including 80,831 options that are fully vested. The remaining options vest 100% on the seventh anniversary of the grant date, 100% upon a change in control of CAC if certain conditions are met, or partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the seventh anniversary of the grant date. All options were granted with an exercise price equal to the fair value of the common stock on the date of grant.

Changes in stock options for the 26 weeks ended June 30, 2007 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (000’s)

Outstanding—December 27, 2006	302,772	$66.58
Granted	11,123	$108.84
Exercised	(709)	$10.39
Canceled	(4,449)	$97.68

Outstanding—June 30, 2007	308,737	$67.78	7.5	$15,427

          The intrinsic value is calculated as the difference between the market value as June 30, 2007 and the exercise price of the options outstanding and options exercisable.

          For options granted prior to December 29, 2005 that may be cancelled and replaced with restricted stock upon completion of an initial public offering before November 18, 2007, the Company uses variable accounting to recognize expense based on the change in incremental value of the award at each reporting period. Compensation expense of $253,000 and $399,000 and a corresponding decrease in net income of $156,000 and $235,000 was recognized for the 13 and 26 weeks ended June 30, 2007, respectively, related to these options.

          In accordance with the prospective method of adoption of SFAS 123R, the Company recognized share-based compensation expense before tax of $86,000 and $161,000 and a corresponding decrease to net income of $54,000 and $95,000 for the 13 and 26 weeks ended June 30, 2007, respectively, related to vesting of stock options granted after the adoption of SFAS 123R.

5. Commitments and Contingencies

Legal Matters

          On or about April 16, 2004, two former employees and one current employee filed a class action suit in the Superior Court of the State of California, County of Los Angeles, against the Company on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees (the “Elias Action”). Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The complaint was served on the Company on April 19, 2004. The court has ordered the class action stayed pending the arbitration of one of the named putative class plaintiff’s claims as a result of his execution of a mandatory arbitration agreement. While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, the Company cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

          On or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against the Company in the Superior Court of the State of California, County of Los Angeles. Carlos Olvera replaced Mr. Amezuca as the named class representative on August 16, 2006 (the “Olvera Action”). This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The Company was served with this complaint on December 16, 2005. The court has ordered that the case be deemed complex and assigned it to the complex litigation panel. While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. This action has been designated by the court as “related” to the Elias Action referenced above. Thus, the Company cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could have an adverse material impact on the Company’s consolidated financial position, results of operations or cash flows.

          The contractual rights to use the name El Pollo Loco® and certain related trademarks and intellectual property in Mexico were assigned to us in 1996, pursuant to an agreement between the Company and a company controlled by Juan Francisco Ochoa, the founder of the first El Pollo Loco restaurant in Mexico and the United States. As consideration for the assignment of such rights, the Company agreed, subject to the terms and conditions of the agreement, to use commercially reasonable efforts to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant. On March 31, 2004, EPL-Mexico filed suit alleging, among other things, that the Company breached its agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico. A jury trial was held in July 2007 in federal district court in Laredo, Texas. The jury returned a verdict finding damages for EPL-Mexico in the approximate amount of $22 million. Before a final judgment is rendered, the Court has requested that the parties file post-trial motions, which were due August 9, 2007. The Company believes there are inconsistencies in the jury verdict. Further, it is the Company’s contention that two key factual findings by the jury support our position. The first is that plaintiff knew of the injuries it alleged in this case as early as 1997 but did not file this lawsuit until 2004, which we assert was after the statute of limitations expired. The second is that the value of the 1996 agreement was $1,087,500. The Company deposited that same amount into the registry of the Court two years ago, representing the buyout price in the contract. The Company is hopeful that the trial judge will recognize the significance of these two key jury findings and enter a final judgment in our favor. If the Court’s judgment upholds the jury’s damages findings, the Company will appeal. The failure to prevail in this action could result in the loss of the Company’s ownership in Mexico of the El Pollo Loco trademarks and intellectual property. This could negatively affect our brand in the United States and elsewhere. In addition, a final adverse judgment could result in the imposition of significant monetary damages, which could have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

          Pursuant to Statement of Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14 (FIN14), two conditions must be met in order to establish an accrual: (i) it is probable that a liability has been incurred; and (ii) the amount of loss can be reasonably estimated.

          We believe that due to the significant points that we have for appeal in the EPL – Mexico litigation, the likelihood of a loss is not probable even if the Court enters a judgment that mirrors the jury verdict. Additionally, FAS 5 and FIN14 state that if a loss can be reasonably estimated, it should be recorded. Due to the uncertainties involved in predicting possible outcomes of the judgment, then predicting possible outcomes to the rulings on appeal that we would file if a material adverse judgment is issued, it is our opinion that, even though we have received an adverse jury verdict, a reasonable estimate of the loss cannot be determined at this time. Therefore, no accrual for the EPL – Mexico litigation has been recorded as of June 30, 2007. Once a judgment is issued, the number of possible outcomes will be reduced, and we will then re-evaluate whether to establish an accrual for this contingency.

          On November 1, 2006, Fall River Music, Inc. filed a lawsuit in United States District Court, Central District of California, Santa Ana Division, against the Company and its advertising agency, Krueger Communications, LLC. Fall River Music claims all rights, title and interest to the musical composition “Guantanamera,” and alleges that the music used by the Company in its advertisements is an infringement of Fall River’s copyrights. Fall River Music, Inc. seeks unspecified damages as a result of this alleged infringement. While the Company has received a denial of coverage from its insurance company, Krueger’s insurance company has accepted coverage and is currently defending the Company. The action is set for trial on February 12, 2008. Thus, the Company cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could have an adverse material impact on the Company’s consolidated financial position, results of operations or cash flows.

          On January 11, 2007, Veronica Blanco, on behalf of herself and all others similarly situated, filed a purported class action complaint against the Company in the United States District Court, Central District of California, Santa Ana Division. Veronica Blanco, on behalf of herself and all others similarly situated, alleges violations of the federal Fair Credit Reporting Act and Fair and Accurate Credit Transactions Act, which restrict the credit card information that may be printed on customer receipts. While the Company intends to defend against this action vigorously, the ultimate outcome of this case is not presently determinable as it is in the preliminary phase.

          On April 10, 2007, Shawn Monroe filed a class action lawsuit in Superior Court of the State of California, County of Los Angeles against the Company on behalf of all putative class members (all individuals in California with disabilities who use wheelchairs or electric scooters for mobility) alleging violations on behalf of himself and all others similarly situated of the Americans with Disabilities Act and the corresponding sections of the California Civil Code. Plaintiffs seek permanent injunctive relief as well as statutory damages in the amount of $1,000 per violation. The complaint was served on the Company on May 17, 2007. While the Company intends to defend this action vigorously, the ultimate outcome of this case is not presently determinable as it is in the preliminary phase.

          On April 23, 2007, Dora Santana filed a class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against the Company on behalf of all putative class members (“Assistant Shift Managers”) alleging certain violations on behalf of herself and all others similarly situated of certain California labor laws, including failure to pay overtime, failure to compensate properly for time worked “off the clock”, and failure to allow meal periods. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The complaint was served on the Company on June 5, 2007. While the Company intends to defend against this action vigorously, the ultimate outcome of this case is not presently determinable as it is in the preliminary phase.

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

Purchasing Commitments

          The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing funds are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants, respectively, which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 with an estimated Company obligation totaling $9,903,000.

Office Lease

          On May 18, 2007, the Company entered into a new corporate office lease. The lease is expected to commence in October of 2007 and has a term of 10 ½ years at an annual expense for financial statement purposes of approximately $323,000.

6. Predecessor Debt (2009 Notes)

          In December 2003, EPL issued the 2009 Notes, consisting of $110.0 million of senior secured notes accruing interest at 9.25% per annum, due 2009. At December 27, 2006 and June 30, 2007, $250,000 principal amount of the 2009 Notes was outstanding.

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

          As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the 2014 Notes (see Note 9) have restrictions that limit distributions or dividends to be paid by EPL to Intermediate. Conditions that would allow for distributions or dividends to be made include compliance with a Fixed Charge Coverage Ratio test (as defined in the indenture governing the 2013 Notes) and cash received from the proceeds of new equity contributions. As of June 30, 2007, we are restricted from incurring additional indebtedness, as EPL does not currently meet the fixed charge coverage ratio. This restriction does not apply to the existing loan availability of $5.4 million under the revolving line of credit. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances.

8. Notes Payable to Merrill Lynch, Bank of America, et al and Revolving Credit Facility

          On November 18, 2005, EPL entered into senior secured credit facilities (the “Credit Facility”) with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The Credit Facility provides for a $104.5 million term loan and $25.0 million in revolving availability. Of this senior secured revolving credit facility, EPL drew down $14.5 million and issued $7.6 million of letters of credit to replace existing letters of credit. Future principal payments under the term loan at June 30, 2007 are as follows (in thousands).

Year Ending December 31
2007(July 1st – December 31st)	$518
2008	1,035
2009	1,035
2010	1,035
2011	1,035
Thereafter	97,313

$101,971

          The Credit Facility bears interest, payable quarterly, at a Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin is based on EPL’s financial performance, as defined. The applicable margin rate was 3.00% with respect to LIBOR and 2.00% with respect to Base Rate advances and thereafter ranges from: 2.75% to 2.25% with respect to LIBOR advances and 1.75% to 1.25% with respect to Base Rate advances. The effective rate at December 27, 2006 and June 30, 2007 was 8.37% and 7.86%, respectively. In March 2007 the Company amended the credit facility to reduce the interest rate by 0.50% and to modify in the Company’s favor the terms of certain restrictive covenants. The Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of the Company, a first priority pledge by the Company of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets. In addition, the Credit Facility is guaranteed by the Company and Holdings. The Credit Facility matures on November 18, 2011. As of June 30, 2007, EPL was in compliance with all of the financial covenants contained in its senior credit facility and has $5.4 million available for borrowings under the revolving line of credit.

9. PIK Notes (2014 Notes)

          At December 27, 2006 and June 30, 2007, the Company had $26.3 million and $28.2 million, respectively, outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39.3 million at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. The indenture restricts the ability of Intermediate and its subsidiaries to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items. The indenture also limits the ability of EPL or other subsidiaries to make dividend or other payments to Intermediate and for Intermediate to make payments to Holdings (see Note 7).

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

10. Income Taxes

          The Company’s taxable income or loss is included in the consolidated federal and state income tax returns of Holdings. The Company records its provision for income taxes based on its separate stand-alone operating results using the asset and liability method. The Company recorded a provision for income taxes of $0.8 million and $0.1 million for the 13-week periods ended June 30, 2006 and 2007, respectively. The effective tax rates for the 13 weeks ended June 30, 2006 and June

30, 2007, were 38.9% and 6.6%, respectively. The Company recorded a provision for income taxes of $0.8 million and $0.3 million for the 26-week periods ended June 30, 2006 and 2007, respectively. The effective tax rates for the 26 weeks ended June 30, 2006 and 2007, were 38.9% and 17.3%, respectively. The 2007 period’s effective tax rate was impacted by an adjustment to recognize an interest deduction related to the EPL Intermediate Discount Notes in the amount of $0.5 million that we determined not to be subject to Applicable High Yield Discount Obligation (AHYDO) rules in Section 163(i) of the Internal Revenue Code.

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

          At the adoption date, the Company reviewed all uncertain tax positions for all years open to statute. The years open to statute are Calendar years 2002 through 2006. The Company has determined that there is no cumulative adjustment for uncertain tax positions required as of January 1, 2007. There has been no change in the FIN 48 reserve for uncertain tax positions from January 1, 2007 through June 30, 2007. The Company believes that any uncertain tax positions are insignificant and therefore have no material impact to the Company’s consolidated financial statements. The Company estimates that the unrecognized tax benefit as of June 30, 2007 will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of the provision for income taxes in its Consolidated Statements of Income. The Company has not recorded accrued interest and penalties on uncertain tax positions as of June 30, 2007. The Company’s liability for uncertain tax positions is reviewed periodically and is adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new uncertain tax positions, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

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

          In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after

November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

12. Events Subsequent to the End of the Second Fiscal Quarter

          We borrowed $14.5 million under our revolving credit facility in the current period, $8.5 million of which was used to purchase three restaurants in Las Vegas from a franchisee on June 29, 2007.

          See Note 5 for recent developments in material litigation.

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

          Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include concerns about food-borne illnesses; negative publicity, whether or not valid; adverse public perception due to the occurrence of avian flu; increases in the cost of chicken; an ultimate adverse ruling in litigation involving trademark rights in Mexico, which could result in the imposition of significant monetary damages and the loss of such rights; our dependence upon frequent deliveries of food and other supplies; our sensitivity to events and conditions in the greater Los Angeles area; our ability to open new restaurants in new and existing markets; our reliance in part on our franchisees; our vulnerability to changes in consumer preferences and economic conditions; our ability to compete successfully with other quick service and fast casual restaurants; our ability to service our indebtedness; matters relating to employment and labor laws, labor shortages or increases in labor costs; our ability to renew leases at the end of their terms; the impact of federal, state or local government regulations relating to the preparation and sale of food, zoning and building codes, and employee, environmental and other matters; and our ability to protect our name and logo and other proprietary information. Actual results may differ materially due to these risks and uncertainties and those described in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 23, 2007.

          We use a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. For simplicity of presentation, we have described the periods ended June 28, 2006 and June 27, 2007 as June 30, 2006 and 2007, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2006, which ended December 27, 2006, and fiscal year 2007, which ends December 26, 2007, are both 52-week fiscal years. References to “our restaurant system” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

Overview

          EPL Intermediate, Inc. (“Intermediate”) through its wholly-owned subsidiary El Pollo Loco, Inc. (“EPL” and collectively with Intermediate, the “Company,” “we,” “us” and “our”) owns, operates and franchises restaurants specializing in marinated flame-grilled chicken. As of June 30, 2007, our restaurant system had 370 restaurants, consisting of 156 company-operated and 214 franchised locations, located principally in California, with additional restaurants in Arizona, Nevada, Texas, Illinois, Colorado and Connecticut. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-thru convenience.

          Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters the comparable restaurant base for the calculation of same-store sales the first full week after the 15-month anniversary of its opening. For the 13 weeks and 26 weeks ended June 30, 2007, same-store sales for restaurants systemwide increased 2.9% over the 13 weeks and 26 weeks ended June 30, 2006. System-wide same-store sales include same-store sales at all company-owned stores and franchise-owned stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenues) and contribute to advertising pools based on a percentage of their sales.

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

          Franchise revenue consists of royalties, initial franchise fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. Our franchisees opened 17 new restaurants in fiscal 2006 and we believe they will open approximately 20 new restaurants in fiscal 2007 and up to 40 new restaurants in fiscal 2008. Six new franchise restaurants have opened in the first six months of fiscal 2007. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. As of July 18, 2007, we are legally authorized to market franchises in 50 states and we are pursuing opportunities in a number those states. We have entered into development agreements that have resulted in area development fees being recognized as the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

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

          Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation, including salaries due to minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. On September 12, 2006, the state of California passed legislation increasing the minimum wage in the state from $6.75 per hour to $7.50 per hour effective January 1, 2007. Additionally on January 1, 2008, the minimum wage in California will go up to $8.00 per hour. The Company implemented a menu price increase of approximately 2% at the beginning of fiscal 2007 in order to partially mitigate the impact on profits of the minimum wage increase. Legislation was also passed raising the federal minimum wage from $5.15 to $5.85 effective July 24, 2007 although the impact to the Company on the increase in the federal wage rate is nominal due to the relatively small number of Company stores outside of California. Workers’ compensation insurance costs are subject to a number of factors, and although we have seen a reduction in the number of workers’

compensation claims due to employee safety initiatives that we began implementing in fiscal 2002, we cannot predict whether this trend will continue and what the impact to our workers’ compensation expense will be.

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

          General and administrative expense includes all corporate and administrative functions that support existing operations and provide the infrastructure to facilitate our growth. These expenses have been impacted by rating agency fees, directors and officers insurance, compliance with laws relating to corporate governance and public disclosure, and audit fees. In addition, general and administrative expense includes costs associated with disclosure controls and procedures and implementing the level of internal controls required for a company with registered securities.

Results of Operations

          Our operating results for the 13 weeks ended June 30, 2006 and 2007 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended June 30,

	2006	2007

Income Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	30.9	31.0
Payroll and benefits	25.7	26.1
Depreciation and amortization	4.1	4.5
Other operating expenses	31.3	32.5
Operating income	14.8	13.3
Interest expense	11.5	11.0
Income before income taxes	3.3	2.2
Net income	2.0	2.1
Supplementary Income Statement Data:
Restaurant other operating expense	19.6	21.5
Franchise expense	1.4	1.3
General and administrative expense	10.3	9.7
Total other operating expenses	31.3	32.5

13 Weeks Ended June 30, 2007 Compared to 13 Weeks Ended June 30, 2006

          Restaurant revenue increased $3.3 million, or 5.3%, to $65.0 million for the 13 weeks ended June 30, 2007 from $61.7 million for the 13 weeks ended June 30, 2006. This increase was partially due to an additional $1.1 million in restaurant revenue resulting from a 1.8% increase in company-operated same-store sales for the 2007 period from the 2006 period. The positive impact from a price increase taken at the beginning of the year and an increase in average check more than compensated for a transaction decline in the second quarter. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s 15-month anniversary. The increase in restaurant revenue was also due in part to $1.8 million from nine restaurants opened in fiscal 2006 and $1.1 million from five restaurants opened in fiscal 2007 partially offset by lost sales of $0.7 million due to the temporary closure of a restaurant due to a fire in 2007.

          Franchise revenue increased $0.5 million, or 13.2%, to $4.7 million for the 13 weeks ended June 30, 2007 from $4.2 million for the 13 weeks ended June 30, 2006. This increase is due to an increase in royalties resulting from a 3.8% increase in franchise same-store sales.

          Product cost increased $1.1 million, or 5.7%, to $20.1 million for the 13 weeks ended June 30, 2007 from $19.0 million for the 13 weeks ended June 30, 2006 reflecting increased restaurant revenue and chicken costs. These costs as a percentage of restaurant revenue remained relatively flat at 31.0% for the 2007 period compared to 30.9% for the 2006 period.

          Payroll and benefit expenses increased $1.0 million, or 6.7%, to $16.9 million for the 13 weeks ended June 30, 2007 from $15.9 million for the 13 weeks ended June 30, 2006. As a percentage of restaurant revenue, these costs increased 0.4% to 26.1% in 2007 from 25.7% for the 2006 period. This increase is primarily attributed to increased spending on manager training, the increase in minimum wage and increased worker’s compensation expense in the current period.

          Depreciation and amortization increased $0.4 million, or 15.8%, to $2.9 million for the 13 weeks ended June 30, 2007 compared to $2.5 million for the 13 weeks ended June 30, 2006. These costs as a percentage of restaurant revenue increased 0.4% to 4.5% in 2007 from 4.1% for the 2006 period. The increase in depreciation expense as a percentage of restaurant revenue is due to capital expenditures on existing restaurants for remodels and equipment upgrades.

          Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

          Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $1.9 million, or 15.5%, to $14.0 million for the 13 weeks ended June 30, 2007 from $12.1 million for the 13 weeks ended June 30, 2006. These costs as a percentage of restaurant revenue increased to 21.5% for the 2007 period from 19.6% for the 2006 period. The increase in operating costs was due in part to a 1.2% increase in advertising expense as a percentage of revenue. Advertising expense each quarter may be above or below our planned annual rate of approximately 4%, depending on the timing of marketing promotion and the relative weights and price of media spending. The increase in operating costs was also due to a 0.3% increase in occupancy costs as a percentage of revenue, which was a result of the reduction in the annual amortization of the unfavorable leasehold interest liability and higher rent expense. The increase in operating costs was also due to a 0.4% increase in preopening expense as a percentage of revenue, which can fluctuate depending on the timing of the opening of the company restaurants during the year.

          Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense decreased $0.1 million to $0.8 million the 13-week period ended June 30, 2007 from $0.9 million for the 2006 period.

          General and administrative expense remained flat at $6.3 million for the 13 weeks ended June 30, 2007 and June 30, 2006. General and administrative expense as a percentage of revenue decreased 0.6% to 9.7% for the 13 weeks ended June 30, 2007 from 10.3% for the 13 weeks ended June 30, 2006. There were increases in salaries and wages of $0.4 million, primarily attributed to increased bonus expense, partially offset by a decrease in outside services expense of $0.2 million and a decrease in expenses of $0.1 million due to a closed store reserve adjustment in the 2006 period that did not recur in the 2007 period.

          Interest expense, net of interest income, increased $0.1 million, or 1.1%, to $7.2 million for the 13 weeks ended June 30, 2007 from $7.1 million for the 13 weeks ended June 30, 2006. Our average debt balances for the 2007 period increased to $265.1 million compared to $258.0 million for the 2006 period and our average interest rate increased to 10.52% for the 2007 period compared to 10.45% for the 2006 period.

          Our provision for income taxes consisted of income tax expense of $0.1 million and $0.8 million for the 13-week periods ended June 30, 2007 and 2006, respectively, for an effective tax rate of 6.6% for 2007 and 38.9% for 2006. The 2007 period’s effective tax rate was impacted by an adjustment to recognize an interest deduction related to the EPL Intermediate Discount Notes in the amount of $0.5 million that we determined not to be subject to Applicable High Yield Discount Obligation (AHYDO) rules in Section 163(i) of the Internal Revenue Code.

          As a result of the factors above, net income was $1.4 million for the 13 weeks ended June 30, 2007 compared with $1.2 million for the 13 weeks ended June 30, 2006, or 2.1% and 2.0% as a percentage or restaurant revenue, for the 13 weeks ended June 30, 2007 and 2006, respectively.

26 Weeks Ended June 30, 2007 Compared to 26 Weeks Ended June 30, 2006

          Our operating results for the 26 weeks ended June 30, 2006 and 2007 are expressed as a percentage of restaurant revenue below:

	26 Weeks Ended June 30,

	2006	2007

Income Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	31.5	30.9
Payroll and benefits	25.5	26.1
Depreciation and amortization	4.0	4.5
Other operating expenses	32.3	32.8
Operating income	13.5	12.9
Interest expense	11.8	11.4
Income before income taxes	1.7	1.5
Net income	1.0	1.2
Supplementary Income Statement Data:
Restaurant other operating expense	20.3	21.3
Franchise expense	1.5	1.4
General and administrative expense	10.5	10.1
Total other operating expenses	32.3	32.8

          Restaurant revenue increased $6.6 million, or 5.5%, to $127.4 million for the 26 weeks ended June 30, 2007 from $120.8 million for the 26 weeks ended June 30, 2006. This increase was partially due to an additional $1.9 million in restaurant revenue resulting from a 1.6% increase in company-operated same-store sales for the 2007 period from the 2006 period. The positive impact from a price increase taken at the beginning of the year and an increase in average check more than compensated for a transaction decline in the second quarter. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s 15-month anniversary. The increase in restaurant revenue was also due in part to $4.5 million from twelve restaurants opened in fiscal 2005 and 2006 and $1.2 million from five restaurants opened in fiscal 2007 partially offset by lost sales of $1.0 million due to the temporary closure of a restaurant due to a fire in 2007.

          Franchise revenue increased $0.9 million, or 11.0%, to $9.1 million for the 26 weeks ended June 30, 2007 from $8.2 million for the 26 weeks ended June 30, 2006. This increase is due to an increase in royalties resulting from a 3.9% increase in franchise same-store sales.

          Product cost increased $1.3 million, or 3.5%, to $39.3 million for the 26 weeks ended June 30, 2007 from $38.0 million for the 26 weeks ended June 30, 2006 reflecting increased restaurant revenue and chicken costs. These costs as a percentage of restaurant revenue were 30.9% for the 2007 period compared to 31.5% for the 2006 period. The 0.6% decrease in product cost as a percentage of restaurant revenue resulted primarily from the menu price increase taken in January of 2007.

          Payroll and benefit expenses increased $2.5 million, or 7.8%, to $33.3 million for the 26 weeks ended June 30, 2007 from $30.8 million for the 26 weeks ended June 30, 2006. As a percentage of restaurant revenue, these costs increased 0.6% to 26.1% in 2007 from 25.5% for the 2006 period. This increase is primarily attributed to increased spending on manager training, the increase in minimum wage and increased worker’s compensation expense in the current period.

          Depreciation and amortization increased $0.8 million, or 16.7%, to $5.7 million for the 26 weeks ended June 30, 2007 compared to $4.9 million for the 26 weeks ended June 30, 2006. These costs as a percentage of restaurant revenue increased 0.5% to 4.5% in 2007 from 4.0% for the 2006 period. The increase in depreciation expense as a percentage of restaurant revenue is due to capital expenditures on existing restaurants for remodels and equipment upgrades.

          Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

          Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $2.7 million, or 10.9%, to $27.2 million for the 26 weeks ended June 30, 2007 from $24.5 million for the 26 weeks ended June 30, 2006. These costs as a percentage of restaurant revenue increased to 21.4% for the 2007 period compared to 20.3% for the 2006 period. The increase in operating costs was due in part to a 0.6% increase in advertising expense as a percentage of revenue. Advertising expense each quarter may be above or below our planned annual rate of approximately 4%, depending on the timing of marketing promotion and the relative weights and price of media spending. The increase in operating costs was also due to a 0.4% increase in occupancy costs as a percentage of revenue, which was a result of the reduction in the annual amortization of the unfavorable leasehold interest liability and higher rent expense. The increase in operating costs was also due to a 0.1% increase in preopening expense as a percentage of revenue, which can fluctuate depending on the timing of the opening of the company restaurants during the year.

          Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense remained flat at $1.8 million both 26-week periods ended June 30, 2007 and 2006.

          General and administrative expense increased $0.1 million, or 0.7%, to $12.8 million for the 26 weeks ended June 30, 2007 from $12.7 million for the 26 weeks ended June 30, 2006. General and administrative expense as a percentage of revenue decreased 0.4% to 10.1% for the 2007 period from 10.5% for the 2006 period. The increase in general and administrative expense was attributed to increased salaries and wages of $0.6 million, primarily attributed to increased bonus expense and increased expense related to stock options of $0.2 million, partially offset by a decrease in outside services expense of $0.3 million, a gain on the sale of assets in the 2007 period that did not recur in the 2006 period of $0.3 million, and a decrease in expenses of $0.1 million due to a closed store reserve adjustment in the 2006 period that did not recur in the 2007 period.

          Interest expense, net of interest income, increased $0.3 million, or 2.0%, to $14.5 million for the 26 weeks ended June 30, 2007 from $14.2 million for the 26 weeks ended June 30, 2006. Our average debt balances for the 2007 period increased to $266.5 million compared to $259.2 million for the 2006 period and our average interest rate increased to 10.63% for the 2007 period compared to 10.45% for the 2006 period.

          Our provision for income taxes consisted of income tax expense of $0.3 million and $0.8 million for the 26-week periods ended June 30, 2007 and 2006, respectively, for an effective tax rate of 17.3% for 2007 and 38.9% for 2006. The 2007 period’s effective tax rate was impacted by an adjustment to recognize an interest deduction related to the EPL Intermediate Discount Notes in the amount of $0.5 million that we determined not to be subject to Applicable High Yield Discount Obligation (AHYDO) rules in Section 163(i) of the Internal Revenue Code.

          As a result of the factors above, net income was $1.6 million for the 26 weeks ended June 30, 2007 compared with $1.3 million for the 26 weeks ended June 30, 2006, or 1.2% and 1.0% as a percentage or restaurant revenue, for the 26 weeks ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

          Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. Our indebtedness at June 30, 2007 was $270.8 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the $25.0 million revolving portion of EPL’s senior credit facility will be adequate to meet our future liquidity needs for the next twelve months.

          In the 2007 six-month period, our capital expenditures totaled $8.5 million, consisting of $6.9 million for new restaurants, $0.9 million for capitalized repairs of existing sites, and $0.7 million for miscellaneous capital projects.

          Cash and cash equivalents increased $9.5 million from $3.0 million at December 27, 2006 to $12.5 million at June 30, 2007. In the first six months of fiscal 2007, we made $1.2 million in principal repayments on EPL’s loan, $5.5 million in payments to pay off borrowings under our revolving credit facility and $12.9 million in interest payments. The interest payments related primarily to the term loan. We also borrowed $14.5 million under our revolving credit facility, $8.5 million of which was used to purchase three restaurants in Las Vegas from a franchisee on June 29, 2007. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire additional restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

          Operating Activities. We had net cash provided by operating activities of $11.1 million for the 26 weeks ended June 30, 2007 compared with $9.9 million for the 26 weeks ended June 30, 2006. The increase in cash provided by operating activities was related to increased accounts payable balances and increases in accrued salaries and vacation balances partially offset by changes in the income taxes payable and other accrued expenses balances.

          Investing Activities. We had net cash used in investing activities of $7.9 million for the 26 weeks ended June 30, 2007 compared with $6.7 million for the 26 weeks ended June 30, 2006. The increase in cash used in investing activities of $1.2 million was related to $3.8 million in increased expenditures, primarily for new store construction partially offset by $0.6 million in proceeds received for asset dispositions and a decrease in spending of $2.0 million for acquisition costs.

          Financing Activities. We had net cash provided by financing activities of $6.4 million for the 26 weeks ended June 30, 2007 compared with net cash used in financing activities of $5.1 million for the 26 weeks ended June 30, 2006. The increase of $11.5 million in cash provided by financing activities in the 2007 period was primarily attributable to the draw down of our revolving credit facility of $14.5 million and a decrease in deferred financing costs of $1.0 million partially offset by increased payments on debt of $3.9 million due to increased borrowings on our revolver that were paid in the current period and also due to a 2006 principal payment that was made in the current period.

Debt and Other Obligations

          On November 18, 2005, EPL entered into senior secured credit facilities with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The senior secured credit facilities provide for an $104.5 million term loan and $25.0 million in revolving availability. As of June 30, 2007, EPL was in compliance with all of the financial covenants contained in its senior credit facility. In March 2007 we amended the credit facility to reduce the interest rate and to modify in our favor the terms of certain restrictive covenants.

          We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the life of the respective lease.

          At June 30, 2007, we had $28,227,000 outstanding in aggregate principal amount of 14½% senior discount Notes due 2014. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39,342,000 at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 ½% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014 (see Note 9 to our Consolidated Financial Statements).

          At June 30, 2007, we had $250,000 and $123,745,000 outstanding in aggregate principal amount under our 2009 Notes and 2013 Notes, respectively (see Notes 6 and 7 to our Consolidated Financial Statements).

          At June 30, 2007, we had outstanding letters of credit totaling $7.6 million, which served as collateral for our various workers’ compensation insurance programs.

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

          As of June 30, 2007, EPL was in compliance with all of the financial covenants contained in its senior credit facility. As of such date we calculated all relevant ratios under its senior credit facility as follows:

•	EPL’s “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.09 to 1; and

•	EPL’s “leverage ratio” (as such term is defined in the senior credit agreement) was 5.12 to 1.

          These two ratios were permitted to be no less than 1.00 to 1, and no greater than 5.75 to 1, respectively, as of such date.

          In addition, as of June 30, 2007, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as such terms are defined in the indenture governing the 2014 Notes) at 1.58 to 1 and 5.78 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. The indenture permits us to incur indebtedness that (a) is contractually subordinated to the 2014 Notes, (b) has a maturity date after November 15, 2014, and (c) does not provide for payment of cash interest prior to November 15, 2014. The indenture also permits our “restricted subsidiaries” (as such term is defined in the indenture), including EPL, to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, and, in the case of indebtedness incurred by us, if our consolidated leverage ratio would have been equal to or less than 7.5 to 1, all as determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if such indebtedness had been incurred at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness. This restriction does not apply to borrowings available under the revolving line of credit.

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

          As further described in Part II, Item 1, in 2004, EPL-Mexico filed suit alleging, among other things, that the Company breached its agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico. A jury trial was held in July 2007 in federal district court in Laredo, Texas. On July 26, 2007, the jury returned a verdict finding damages for EPL-Mexico in the approximate amount of $22 million.

          Before a final judgment is rendered, the Court has requested that the parties file post-trial motions, which were due August 9, 2007. The Company believes there are inconsistencies in the jury verdict. Further, it is the Company’s contention that two key factual findings by the jury support our position. The first is that plaintiff knew of the injuries it alleged in this case as early as 1997 but did not file this lawsuit until 2004, which we assert was after the statute of limitations expired. The second is that the value of the 1996 agreement was $1,087,500. The Company deposited that same amount into the registry of the Court two years ago, representing the buyout price in the contract. The Company is hopeful that the trial judge will recognize the significance of these two key jury findings and enter a final judgment in our favor. If the Court’s judgment upholds the jury’s damages findings, the Company will appeal. The failure to prevail in this action could result in the loss of the Company’s ownership in Mexico of the El Pollo Loco trademarks and intellectual property. This could negatively affect our brand in the United States and elsewhere. In addition, a final adverse judgment could result in the imposition of significant monetary damages, which could have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

          Pursuant to Statement of Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14 (FIN14), two conditions must be met in order to establish an accrual: (i) it is probable that a liability has been incurred; and (ii) the amount of loss can be reasonably estimated.

          We believe that due to the significant points that we have for appeal in the EPL – Mexico litigation, the likelihood of a loss is not probable even if the Court enters a judgment that mirrors the jury verdict. Additionally, FAS 5 and FIN14 state that if a loss can be reasonably estimated, it should be recorded. Due to the uncertainties involved in predicting possible outcomes of the judgment, then predicting possible outcomes to the rulings on appeal that we would file if a material adverse judgment is issued, it is our opinion that, even though we have received an adverse jury verdict, a reasonable estimate of the loss cannot be determined at this time. Therefore, no accrual for the EPL – Mexico litigation has been recorded as of June 30, 2007. Once a judgment is issued, the number of possible outcomes will be reduced, and we will then re-evaluate whether to establish an accrual for this contingency.

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

          A hypothetical 10% fluctuation in the variable interest rate on our existing debt of $102.0 million as of June 30, 2007 would result in an increase or decrease in interest expense of approximately $0.8 million in a given year. We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates as of June 30, 2007 to be material.

Item 4T. Controls and Procedures

          Our Chief Executive Officer and Senior Vice President of Finance have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2007. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in our SEC filings and submissions is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

          There have been no changes in our internal control over financial reporting that occurred during our first 26 weeks ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          The contractual rights to use the name El Pollo Loco® and certain related trademarks and intellectual property in Mexico were assigned to us in 1996, pursuant to an agreement between the Company and a company controlled by Juan Francisco Ochoa, the founder of the first El Pollo Loco restaurant in Mexico and the United States. As consideration for the assignment of such rights, the Company agreed, subject to the terms and conditions of the agreement, to use commercially reasonable efforts to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant. On March 31, 2004, EPL-Mexico filed suit alleging, among other things, that the Company breached its agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico. A jury trial was held in July 2007 in federal district court in Laredo, Texas. The jury returned a verdict finding damages for EPL-Mexico in the approximate amount of $22 million. Before a final judgment is rendered, the Court has requested that the parties file post-trial motions, which are due August 9, 2007. The Company believes there are inconsistencies in the jury verdict. Further, it is the Company’s contention that two key factual findings by the jury support our position. The first is that plaintiff knew of the injuries it alleged in this case as early as 1997 but did not file this lawsuit until 2004, which we assert was after the statute of limitations expired. The second is that the value of the 1996 agreement was $1,087,500. The Company deposited that same amount into the registry of the Court two years ago, representing the buyout price in the contract. The Company is hopeful that the trial judge will recognize the significance of these two key jury findings and enter a final judgment in our favor. If the Court’s judgment upholds the jury’s damages findings, the Company will appeal. The failure to prevail in this action could result in the loss of the Company’s ownership in Mexico of the El Pollo Loco trademarks and intellectual property. This could negatively affect our brand in the United States and elsewhere. In addition, a final adverse judgment could result in the imposition of significant monetary damages, which could have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

          On June 22, 2006, the Company filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company, seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, the Company in the EPL-Mexico v. EPL-USA trademark litigation described above. A voluntary mediation was held in New York City on February 5, 2007, but the parties were unable to reach agreement. The Court vacated the trial date and scheduled a case management conference in September 2007.

          Also see our Annual Report on Form 10-K for the year ended December 27, 2006 as filed with the SEC on March 23, 2007.

Item 1A. Risk Factors

An ultimate adverse ruling in litigation involving Mexico trademark rights could result in the imposition of significant monetary damages and loss of rights to the trademarks in Mexico.

          We are currently involved in litigation relating to our rights to use certain trademarks and intellectual property in Mexico as discussed in Part II, Item 1 above. An ultimate adverse ruling in this litigation could result in the imposition of significant monetary damages which could result in an event of default under our credit facility and our long-term notes and materially, adversely affect our liquidity, financial condition and business. In addition, the loss of the rights to use the trademarks and intellectual property in Mexico could adversely affect our brand in the United States and elsewhere.

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

Item 5. Other Information.

          On May 18, 2007, the Company entered into a new lease for its corporate offices with C.J. Segerstrom & Sons. The lease is expected to commence in October 2007 and has a term of 10-1/2 years at an annual expense for financial statement purposes of approximately $323,000.

Item 6. Exhibits.

Exhibit
Number	Description of Documents

* 10.1	Agreement with Pilgrim's Pride Corporation dated February 27, 2007

+ 10.2	Independent Directors Stock Plan

10.3	Lease dated May 18, 2007 between El Pollo Loco, Inc. and C.J. Segerstrom & Sons

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request.

+ Management contracts, compensatory plans and arrangements.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPL INTERMEDIATE, INC

Date: August 10, 2007	By:	/s/ Stephen E. Carley

Stephen E. Carley
President
	By:	/s/ Joseph Stein

Joseph Stein
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Documents

* 10.1	Agreement with Pilgrim’s Pride Corporation dated February 27, 2007

+ 10.2	Independent Directors Stock Plan

10.3	Lease dated May 18, 2007 between El Pollo Loco, Inc. and C.J. Segerstrom & Sons

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request.

+ Management contracts, compensatory plans and arrangements.