Form 10-Q
period 2007-09-26
EPL Intermediate, Inc.
filed 2007-11-09
CIK 1289728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2007
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-115644

EPL Intermediate, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4092105
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3535 Harbor Blvd., Suite 100
Costa Mesa, California	92626
(Address of Principal Executive Offices)	(Zip Code)

(714) 599-5000
(Registrant’s Telephone Number, Including Area Code)
3333 Michelson Drive, Suite 550
Irvine, CA 92612
(Former Address if Changed from Last Report)

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

Large Accelerated ☐	Filer Accelerated Filer ☐	Non-Accelerated Filer ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of November 9, 2007, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

TABLE OF CONTENTS

Item			Page

PART I – FINANCIAL INFORMATION

1	.	Condensed Consolidated Financial Statements (Unaudited)	3
2	.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3	.	Quantitative and Qualitative Disclosures About Market Risk	24
4	T.	Controls and Procedures	24

PART II – OTHER INFORMATION

1	.	Legal Proceedings	24
1	A.	Risk Factors	25
6	.	Exhibits	26

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands)

	DECEMBER 27,	SEPTEMBER 30,
ASSETS	2006	2007
CURRENT ASSETS:
Cash and cash equivalents	$2,955	$6,085
Notes and accounts receivable--net	3,564	3,884
Inventories	1,560	1,655
Prepaid expenses and other current assets	3,835	4,061
Income taxes receivable	68	-
Deferred income taxes	799	799

Total current assets	12,781	16,484

PROPERTY OWNED--Net	73,842	80,937

PROPERTY HELD UNDER CAPITAL
LEASES--Net	1,634	1,227

GOODWILL	277,514	277,087

DOMESTIC TRADEMARKS	120,700	120,700

OTHER INTANGIBLE ASSETS--Net	11,982	10,797

OTHER ASSETS	10,595	10,001

TOTAL ASSETS	$509,048	$517,233

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	DECEMBER 27,	SEPTEMBER 30,
	2006	2007
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$3,000	$-
Current portion of note payable	1,306	1,035
Current portion of obligations under
capital leases	1,313	1,125
Accounts payable	9,821	14,482
Accrued salaries	3,665	4,788
Accrued vacation	1,834	1,860
Accrued insurance	3,869	4,263
Accrued income taxes payable	-	176
Accrued interest	2,709	6,061
Accrued advertising	1,358	58
Other accrued expenses and current liabilities	4,307	4,446

Total current liabilities	33,182	38,294

NONCURRENT LIABILITIES:
Senior secured notes (2009 Notes)	250	250
Senior unsecured notes (2013 Notes)	123,646	123,794
PIK Notes (2014 Notes)	26,319	29,232
Note payable--less current portion	102,410	100,677
Obligations under capital leases--less
current portion	3,943	3,124
Deferred income taxes	34,247	37,163
Other intangible liabilities--net	7,434	6,385
Other noncurrent liabilities	4,903	7,475

Total noncurrent liabilities	303,152	308,100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock, $.01 par value--20,000 shares
authorized; 100 shares issued and outstanding	-	-
Additional paid-in-capital	172,665	173,214
Retained earnings (accumulated deficit)	49	(2,375)

Total stockholder's equity	172,714	170,839

TOTAL	$509,048	$517,233

See notes to condensed consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended September 30,		39 Weeks Ended September 30,
	2006	2007	2006	2007
OPERATING REVENUE:
Restaurant revenue	$61,673	$67,266	$182,502	$194,690
Franchise revenue	4,636	5,048	12,833	14,149

Total operating revenue	66,309	72,314	195,335	208,839

OPERATING EXPENSES:
Product cost	19,117	20,786	57,125	60,117
Payroll and benefits	15,459	17,476	46,297	50,727
Depreciation and amortization	2,608	3,014	7,488	8,707
Other operating expenses	20,071	24,864	59,098	66,690

Total operating expenses	57,255	66,140	170,008	186,241

OPERATING INCOME	9,054	6,174	25,327	22,598

INTEREST EXPENSE--Net	7,228	7,423	21,446	21,927

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	1,826	(1,249)	3,881	671

PROVISION FOR INCOME TAXES	1,294	2,763	2,093	3,095

NET INCOME (LOSS)	$532	$(4,012)	$1,788	$(2,424)

See notes to condensed consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	39 Weeks Ended September 30,

	2006	2007
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$1,788	$(2,424)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization of property
and intangible assets	7,488	8,707
Stock-based compensation expense	330	603
Interest accretion	2,697	3,061
Loss on disposal of assets	4	2,558
Amortization of deferred financing costs	984	1,042
Amortization of negative leasehold interest	(286)	(206)
Deferred income taxes	(59)	2,916
Changes in operating assets and liabilities:
Notes and accounts receivable--net	(581)	(320)
Inventories	76	(95)
Prepaid expenses and other current assets	(205)	(226)
Income taxes receivable / payable	3,463	244
Other assets	69	(275)
Accounts payable	489	2,313
Accrued salaries and vacation	(53)	1,149
Accrued insurance	128	394
Other accrued expenses and current and noncurrent liabilities	5,489	4,816

Net cash provided by operating activities	21,821	24,257

CASH FLOW FROM INVESTING
ACTIVITIES:
Proceeds from asset disposition	2	8,035
Purchase of franchise restaurants	-	(8,534)
Purchase of property	(8,994)	(14,447)
Payment of acquisition costs	(2,949)	-

Net cash used in investing activities	(11,941)	(14,946)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of common stock	28	-
Repurchase of common stock	-	(54)
Proceeds from borrowings	-	14,500
Payment of obligations under capital leases	(899)	(950)
Payments on debt	(3,559)	(19,504)
Deferred financing costs	(1,596)	(173)

Net cash used in financing activities	(6,026)	(6,181)

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	39 Weeks Ended September 30,
	2006	2007
INCREASE IN CASH AND
CASH EQUIVALENTS	$3,854	$3,130

CASH AND CASH EQUIVALENTS--
Beginning of period	3,552	2,955

CASH AND CASH EQUIVALENTS--
End of period	$7,406	$6,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION--Cash paid during the period for:
Interest (net of amounts capitalized)	$14,542	$14,744

Income taxes	$-	$2

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Unpaid purchases of property and equipment	$109	$2,348

Recording of amounts due to predecessor stockholders in connection
with acquisition	$2,146	$-

See notes to condensed consolidated financial statements.	(concluded)

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

     The Company uses a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2006, which ended December 27, 2006, and fiscal year 2007, which will end December 26, 2007, are both 52-week fiscal years. For simplicity of presentation, the Company has described the periods ended September 27, 2006 and September 26, 2007 as September 30, 2006 and 2007, respectively.

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

2. Acquisitions and Dispositions of Restaurants

     On June 29, 2007, the Company acquired the assets of three previously franchised restaurants (Las Vegas restaurants). The purchase price of $8.5 million consisted of cash and was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The Company’s preliminary allocation of the purchase price to the fair value of the acquired assets is as follows: equipment, $0.1 million, and goodwill, $8.4 million. Results of operations of the Las Vegas restaurants are included in the Company’s financial statements beginning as of the acquisition date. The Company expects to finalize the purchase price allocation by the end of fiscal 2007.

     In August and September of 2007, the Company sold eight restaurants to franchisees for a total of $7.5 million. These restaurants had an aggregate net book value of $1.6 million, and after a write off of goodwill of $8.8 million, in accordance with Statement of Accounting Standards No. 142, and a liability reduction of $0.1 million, the Company realized a $2.8 million loss that is included in other operating expenses in the accompanying condensed statements of operations.

3. Acquisition of the Company

     On September 27, 2005, Holdings entered into a stock purchase agreement (the “Stock Purchase Agreement”) among Chicken Acquisition Corp. (“CAC”), Holdings, Intermediate, EPL, the equity holders of Holdings, and American Securities Capital Partners, L.P. (“ASCP”). Pursuant to the Stock Purchase Agreement, CAC, an affiliate of Trimaran Fund II, L.L.C., agreed to purchase (the “Acquisition”) all of Holdings’ issued and outstanding common stock (other than certain shares exchanged by existing shareholders, including management, representing approximately 7.3% of Holdings). On November 18, 2005, Holdings, CAC, and the other parties to the Stock Purchase Agreement completed the Acquisition. As a result of the Acquisition, CAC expects to be the owner of the nation’s leading restaurant company specializing in flame-grilled chicken. The Acquisition was accounted for as a purchase of Holdings by CAC in accordance with SFAS No. 141.

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

(in thousands)

Current assets	$31,213
Property	68,424
Other assets	2,282
Domestic trademarks	120,700
Other intangible assets, net	4,705
Goodwill	272,204

Total assets acquired	499,528

Current liabilities	25,379
Other liabilities	38,296

Total liabilities assumed	63,675

Net assets acquired	$435,853

     The goodwill recorded as part of the purchase accounting is not deductible for income tax purposes.

4. Goodwill and Other Intangible Assets and Liabilities

     Changes in goodwill consist of the following (in thousands):

Beginning balance December 27, 2006	$277,514
Purchase of franchise restaurants	8,389
Sale of company restaurants	(8,816)
Ending balance September 30, 2007	277,087

Other intangible assets and liabilities consist of the following (in thousands):

	December 26, 2007			September 30, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Franchise network	$8,000	$(510)	$7,490	$8,000	$(853)	$7,147
Favorable leasehold interest	5,862	(1,370)	4,492	5,862	(2,212)	3,650
Other intangible assets	$13,862	$(1,880)	$11,982	$13,862	$(3,065)	$10,797

Unfavorable leasehold interest liability	$(9,156)	$1,722	$(7,434)	$(9,156)	$2,771	$(6,385)

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

Amortization expense for franchise network was $343,000 for both periods ended September 30, 2006 and 2007.

The estimated amortization expense for the Company’s amortizable intangible assets and liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31
2007 (October 1st – December 31st)	$46
2008	239
2009	236
2010	111
2011	149

5. Asset Impairment

     The Company periodically reviews the performance of company-operated stores for indicators of asset impairment. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The Company has not recognized any impairment charges during the 39 weeks ended September 30, 2006 and 2007.

6. Stock-Based Compensation

     As of September 30, 2007, options to purchase 308,737 shares of common stock of CAC were outstanding, including 80,831 options that are fully vested. The remaining options vest 100% on the seventh anniversary of the grant date, 100% upon a change in control of CAC if certain conditions are met, or partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the seventh anniversary of the grant date. All options were granted with an exercise price equal to the fair value of the common stock on the date of grant.

Changes in stock options for the 39 weeks ended September 30, 2007 are as follows:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(in Years)	Value (000’s)

Outstanding—December 27, 2006	302,772	$66.58
Granted	22,246	$113.39
Exercised	(709)	$10.39
Canceled	(15,572)	$89.64

Outstanding—September 30, 2007	308,737	$68.91	7.3	$ 13,622

Vested and expected to vest in the
future—September 30, 2007	227,906	$90.25	9.5	$ 5,191
Exercisable—September 30,2007	80,831	$8.73	4.1	$ 8,431

     The intrinsic value is calculated as the difference between the market value as of September 30, 2007 and the exercise price of the options outstanding and options exercisable.

     For options granted prior to December 29, 2005 that may be cancelled and replaced with restricted stock upon completion of an initial public offering before November 18, 2007, the Company uses variable accounting to recognize expense based on the change in incremental value of the award at each reporting period. Compensation expense decreased by $46,000 along with a corresponding decrease in the net loss of $29,000 for the 13 weeks ended September 30, 2007 related to these options. Compensation expense of $353,000 and a corresponding increase in the net loss of $238,000 was recognized for the 39 weeks ended September 30, 2007 related to these options.

     In accordance with the prospective method of adoption of SFAS 123R, the Company recognized share-based compensation expense before tax of $90,000 and $251,000 and a corresponding increase to the net loss of $57,000 and $169,000 for the 13 and 39 weeks ended September 30, 2007, respectively, related to vesting of stock options granted after the adoption of SFAS 123R.

     As of September 30, 2007, there was unrecognized compensation expense of $3.9 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 5.4 years.

7. Commitments and Contingencies

Legal Matters

     On or about April 16, 2004, two former employees and one current employee filed a class action suit in the Superior Court of the State of California, County of Los Angeles, against the Company on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees (the “Elias Action”). Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The complaint was served on the Company on April 19, 2004. The court ordered the class action stayed pending the arbitration of one of the named putative class plaintiff’s claims as a result of his execution of a mandatory arbitration agreement. Given a recent ruling by the California Supreme Court, the Court has requested briefing on the viability of lifting the stay of the class action. On October 26, 2007, the Court declared the class waiver provision in the arbitration agreements to be unenforceable and lifted the stay on class certification discovery in the Olvera action referenced below. However, the Court allowed the stay of discovery along with the order to arbitrate to remain in place with respect to the Elias action. This case has been deemed by the Court to be related to the Olvera Action referenced below and assigned to the complex litigation panel. While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, the Company cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could have an adverse material impact on the Company’s consolidated financial position, results of operations or cash flows.

     On or about October 18, 2005, Salvador Amezcua, filed a purported class action complaint against the Company in the Superior Court of the State of California, County of Los Angeles. Carlos Olvera replaced Mr. Amezuca as the named class representative on August 16, 2006 (the “Olvera Action”). This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The Company was served with this complaint on December 16, 2005. The court has deemed the case complex and assigned it to the complex litigation panel. This action has been designated by the court as related to the Elias Action referenced above. The Company cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could have an adverse material impact on the Company’s consolidated financial position, results of operations or cash flows.

     The contractual rights to use the name El Pollo Loco® and certain related trademarks and intellectual property in Mexico were assigned to the Company in 1996, pursuant to an agreement with a company controlled by Juan Francisco Ochoa, the founder of the first El Pollo Loco restaurant in Mexico and the United States. As consideration for the assignment of such rights, the Company agreed, subject to the terms and conditions of the agreement, to use commercially reasonable efforts to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant. On March 31, 2004, EPL-Mexico filed suit alleging, among other things, that the Company breached its agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico. A jury trial was held in July 2007 in federal district court in Laredo, Texas. The jury returned a verdict finding damages for EPL-Mexico, based on theories under Mexican law, in the approximate amount of $22 million. A post trial hearing was held October 31, 2007, at which time a judgment was not announced. The Company believes there are inconsistencies in the jury verdict. Further, it is the Company’s contention that two key factual findings by the jury support our position. The first is that plaintiff knew of the injuries it alleged in this case as early as 1997 but did not file this lawsuit until 2004, which the Company asserts was after the statute of limitations expired. The second is that the value of the 1996 agreement was $1,087,500. The Company deposited that same amount into the registry of the Court two years ago, representing the buyout price in the contract. The Company is hopeful that the trial judge will recognize the significance of these two key jury findings and enter a final judgment in our favor. If the Court upholds the jury’s damages findings, the Company will appeal. The failure to prevail in this action could result in the loss of the Company’s ownership in Mexico of the El Pollo Loco trademarks and intellectual property. This could negatively affect our brand in the United States and elsewhere. In addition, a final adverse judgment could result in the imposition of significant monetary damages, which could have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows. No accrual for the EPL – Mexico litigation has been recorded as of the November 9, 2007.

     On November 1, 2006, Fall River Music, Inc. filed a lawsuit in United States District Court, Central District of California, Santa Ana Division, against the Company and its advertising agency, Krueger Communications, LLC. Fall River Music claims all rights, title and interest to the musical composition “Guantanamera,” and alleges that the music used by the Company in its advertisements is an infringement of Fall River’s copyrights. Fall River Music, Inc. seeks unspecified damages as a result of this alleged infringement. The parties reached an agreement on settlement terms and are finalizing the settlement agreement. While the Company has received a denial of coverage from its insurance company, Krueger’s insurance company accepted coverage, defended the Company, and is funding the settlement in full.

     On January 11, 2007, Veronica Blanco filed a purported class action complaint against the Company in the United States District Court, Central District of California, Santa Ana Division. Veronica Blanco, on behalf of herself and all others similarly situated, alleges violations of the federal Fair Credit Reporting Act and Fair and Accurate Credit Transactions Act, which restrict the credit card information that may be printed on customer receipts. The Ninth Circuit Court of Appeal is currently reviewing trial court decisions in identical lawsuits denying class certification motions. The trial court has issued a stay pursuant to a stipulation by the parties in order to monitor the outcome of the Ninth Circuit review. While the Company intends to defend against this action vigorously, the ultimate outcome of this case is not presently determinable as it is in the preliminary phase.

     On April 10, 2007, Shawn Monroe filed a purported class action lawsuit in Superior Court of the State of California, County of Los Angeles against the Company on behalf of all individuals in California with disabilities who use wheelchairs or electric scooters for mobility alleging violations of the Americans with Disabilities Act and the corresponding sections of the California Civil Code. Plaintiffs seek permanent injunctive relief as well as statutory damages in the amount of $1,000 per violation. The complaint was served on the Company on May 17, 2007. The Court has designated this matter as complex and assigned it to the complex litigation panel. The Court granted the Company’s Motion to Strike the class allegations contained in Plaintiff’s complaint. Plaintiffs have elected to litigate only the individual claims. While the Company intends to defend this action vigorously, the ultimate outcome of this case is not presently determinable as it is in the preliminary phase.

     On April 23, 2007, Dora Santana filed a purported class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against the Company on behalf of all putative class members (“Assistant Shift Managers”) alleging certain violations of certain California labor laws, including failure to pay overtime, failure to compensate properly for time worked “off the clock”, and failure to allow meal periods. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The complaint was served on the Company on June 5, 2007. While the Company intends to defend against this action vigorously, the ultimate outcome of this case is not presently determinable as it is in the preliminary phase.

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

Purchasing Commitments

     The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing funds are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants, respectively, which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 with an estimated Company obligation totaling $9,262,000.

Office Lease

     On May 18, 2007, the Company entered into a new corporate office lease. The lease commenced in October of 2007 and has a term of 10 ½ years at an annual expense for financial statement purposes of approximately $271,000.

8. Predecessor Debt (2009 Notes)

     In December 2003, EPL issued the 2009 Notes, consisting of $110.0 million of senior secured notes accruing interest at 9.25% per annum, due 2009. At December 27, 2006 and September 30, 2007, $250,000 principal amount of the 2009 Notes was outstanding.

9. Senior Unsecured Notes Payable (2013 Notes)

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

     As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the 2014 Notes (see Note 11) have restrictions that limit distributions or dividends to be paid by EPL to Intermediate. Conditions that would allow for distributions or dividends to be made include compliance with a Fixed Charge Coverage Ratio test (as defined in the indenture governing the 2013 Notes) and cash received from the proceeds of new equity contributions. As of September 30, 2007, we are restricted from incurring additional indebtedness, as EPL does not currently meet the fixed charge coverage ratio. This restriction does not apply to the existing loan availability of $17.4 million under the revolving line of credit. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances.

10. Notes Payable to Merrill Lynch, Bank of America, et al and Revolving Credit Facility

     On November 18, 2005, EPL entered into senior secured credit facilities (the “Credit Facility”) with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The Credit Facility provides for a $104.5 million term loan and $25.0 million in revolving availability. Of this senior secured revolving credit facility, EPL issued $7.6 million of letters of credit to replace existing letters of credit as of September 30, 2007. Future principal payments under the term loan at September 30, 2007 are as follows (in thousands).

Year Ending December 31
2007(October 1st – December 31st)	$259
2008	1,035
2009	1,035
2010	1,035
2011	1,035
Thereafter	97,313

$101,712

     The Credit Facility bears interest, payable quarterly, at a Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin is based on EPL’s financial performance, as defined. The applicable margin rate was 3.00% with respect to LIBOR and 2.00% with respect to Base Rate advances and thereafter ranges from: 2.75% to 2.25% with respect to LIBOR advances and 1.75% to 1.25% with respect to Base Rate advances. The effective rate at December 27, 2006 and September 30, 2007 was 8.37% and 7.70%, respectively. In March 2007 the Company amended the credit facility to reduce the interest rate by 0.50% and to modify in the Company’s favor the terms of certain restrictive covenants. The Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of the Company, a first priority pledge by the Company of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets. In addition, the Credit Facility is guaranteed by the Company and Holdings. The Credit Facility matures on November 18, 2011. As of September 30, 2007, EPL was in compliance with all of the financial covenants contained in its senior credit facility and has $17.4 million available for borrowings under the revolving line of credit.

11. PIK Notes (2014 Notes)

     At December 27, 2006 and September 30, 2007, the Company had $26.3 million and $29.2 million, respectively, outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39.3 million at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. The indenture restricts the ability of Intermediate and its subsidiaries to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items. The indenture also limits the ability of EPL or other subsidiaries to make dividend or other payments to Intermediate and for Intermediate to make payments to Holdings (see Note 9).

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

12. Income Taxes

     The Company’s taxable income or loss is included in the consolidated federal and state income tax returns of CAC. The Company records its provision for income taxes based on its separate stand-alone operating results using the asset and liability method. The Company recorded a provision for income taxes of $1.3 million and $2.8 million for the 13-week periods ended September 30, 2006 and 2007, respectively. The effective tax rates for the 13 weeks ended September 30, 2006 and September 30, 2007, were 56.7% and 36.5%, respectively. The Company recorded a provision for income taxes of $2.1 million and $3.1 million for the 39-week periods ended September 30, 2006 and 2007, respectively. The effective tax rates for the 39 weeks ended September 30, 2006 and 2007, were 48.7% and 32.6%, respectively. The 2007 period’s effective tax rate was impacted by an adjustment to recognize an interest deduction related to the EPL Intermediate Discount Notes in the amount of $0.5 million that we determined not to be subject to Applicable High Yield Discount Obligation (AHYDO) rules in Section 163(i) of the Internal Revenue Code. The effective tax rate was also impacted by the non-deductible portion of goodwill written off in the amount of $3.3 million related to the sale of eight company restaurants.

     On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

     At the adoption date, the Company reviewed all uncertain tax positions for all years open to statute. The years open to statute are Calendar years 2002 through 2006. The Company has determined that there is no cumulative adjustment for uncertain tax positions required as of January 1, 2007. There has been no change in the FIN 48 reserve for uncertain tax positions from January 1, 2007 through September 30, 2007. The Company believes that any uncertain tax positions are insignificant and therefore have no material impact to the Company’s consolidated financial statements. The Company estimates that the unrecognized tax benefit as of September 30, 2007 will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of the provision for income taxes in its Consolidated Statements of Income. The Company has not recorded accrued interest and penalties on uncertain tax positions as of September 30, 2007. The Company’s liability for uncertain tax positions is reviewed periodically and is adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new uncertain tax positions, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

13. New Accounting Pronouncements

     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years ending after December 15, 2006. The Company determined that the adoption of FIN 48 did not have a significant impact on its financial position or results of operations (see Note 12).

     In February 2007, the FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

14. Events Subsequent to the End of the Third Fiscal Quarter

     See Note 7 for recent developments in material litigation.

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

     We use a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. For simplicity of presentation, we have described the periods ended September 27, 2006 and September 26, 2007 as September 30, 2006 and 2007, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2006, which ended December 27, 2006, and fiscal year 2007, which ends December 26, 2007, are both 52-week fiscal years. References to “our restaurant system” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

Overview

     EPL Intermediate, Inc. (“Intermediate”) through its wholly-owned subsidiary El Pollo Loco, Inc. (“EPL” and collectively with Intermediate, the “Company,” “we,” “us” and “our”) owns, operates and franchises restaurants specializing in marinated flame-grilled chicken. Our restaurants are located principally in California, with additional restaurants in Arizona, Nevada, Texas, Illinois, Colorado, Connecticut and Georgia. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-thru convenience.

     Our store counts at September 30, 2007 and 2006, and December 26, 2006 are set forth below:

El Pollo Loco Restaurants

	September 30,	December 26,	September 30,
	2007	2006	2006
Company-owned	154	151	148
Franchised	226	208	200
System-wide	380	359	348

     During the nine months ended September 30, 2007, the Company opened 8 new restaurants, purchased 3 previously franchised restaurants and sold 8 restaurants to franchisees. In that period, franchisees opened 13 new restaurants, acquired 8 restaurants from us and sold 3 restaurants to us. Our franchisees opened 17 new restaurants in fiscal 2006 and we believe they will open approximately 20 new restaurants in fiscal 2007 and up to 40 new restaurants in fiscal 2008. The Company expects to open approximately 10 new restaurants in fiscal 2007 and 7 to 10 new restaurants annually over the next few years.

     Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters the comparable restaurant base for the calculation of same-store sales the first full week after the 15-month anniversary of its opening. For the 13 weeks ended September 30, 2007 and 39 weeks ended September 30, 2007, same-store sales for restaurants systemwide increased 2.2% and 2.6%

over the 13 weeks and 39 weeks ended September 30, 2006, respectively. System-wide same-store sales include same-store sales at all company-owned stores and franchise-owned stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenues) and contribute to advertising pools based on a percentage of their sales.

     Increases in company-operated restaurant revenue are due to growth in the number of company-operated restaurants and to increases in same store sales, which may include price and transaction volume increases. We implemented a menu price increase in January 2007. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics.

     Franchise revenue consists of royalties, initial franchise fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. As of October 25, 2007, we are legally authorized to market franchises in 50 states and we are pursuing opportunities in a number those states. We have entered into development agreements that have resulted in area development fees being recognized as the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

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

     Payroll and benefits make up the next largest single expense. Payroll and benefits are subject to inflation, minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. On September 12, 2006, the state of California passed legislation increasing the minimum wage in the state from $6.75 per hour to $7.50 per hour effective January 1, 2007. Additionally on January 1, 2008, the minimum wage in California will go up to $8.00 per hour. The Company implemented a menu price increase of approximately 2% at the beginning of fiscal 2007 in order to partially mitigate the impact on profits of the minimum wage increase. Legislation was also passed raising the federal minimum wage from $5.15 to $5.85 effective July 24, 2007 although the impact to the Company on the increase in the federal wage rate is nominal due to the relatively small number of Company stores outside of California. Workers’ compensation insurance costs are subject to a number of factors, and although we have seen a reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in fiscal 2002, we cannot predict whether this trend will continue and what the impact to our workers’ compensation expense will be.

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

Results of Operations

     Our operating results for the 13 weeks ended September 30, 2006 and 2007 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended
	September 30,

	2006	2007

Operating Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	31.0	30.9
Payroll and benefits	25.1	26.0
Depreciation and amortization	4.2	4.5
Other operating expenses	32.5	37.0
Operating income	14.7	9.2
Interest expense	11.7	11.0
Income (loss) before income taxes	3.0	(1.9)
Net income (loss)	0.9	(6.0)
Supplementary Operating Statement Data:
Restaurant other operating expense	21.6	22.0
Franchise expense	1.4	1.4
General and administrative expense	9.5	13.6
Total other operating expenses	32.5	37.0

13 Weeks Ended September 30, 2007 Compared to 13 Weeks Ended September 30, 2006

     Restaurant revenue increased $5.6 million, or 9.1%, to $67.3 million for the 13 weeks ended September 30, 2007 from $61.7 million for the 13 weeks ended September 30, 2006. This increase was partially due to an additional $1.0 million in restaurant revenue resulting from a 1.7% increase in company-operated same-store sales for the 2007 period from the 2006 period. The positive impact from a price increase taken at the beginning of the year and an increase in average check more than compensated for a transaction decline in the third quarter. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s 15-month anniversary. The increase in restaurant revenue was also due in part to $1.5 million in current year revenue from five restaurants opened in fiscal 2006, $1.9 million from eight restaurants opened in fiscal 2007 and $1.6 million from three restaurants acquired from a franchisee in fiscal 2007 partially offset by lost sales of $0.4 million due to the sale of eight company restaurants to franchisees in fiscal 2007.

     Franchise revenue increased $0.4 million, or 8.9%, to $5.0 million for the 13 weeks ended September 30, 2007 from $4.6 million for the 13 weeks ended September 30, 2006. This increase is primarily due to an increase in royalties resulting from a 2.5% increase in franchise same-store sales and also due to the increase in royalties from new franchise stores opened in the current period.

     Product cost increased $1.7 million, or 8.7%, to $20.8 million for the 13 weeks ended September 30, 2007 from $19.1 million for the 13 weeks ended September 30, 2006 reflecting increased restaurant revenue and chicken costs. These costs as a percentage of restaurant revenue remained relatively flat at 30.9% for the 2007 period compared to 31.0% for the 2006 period.

     Payroll and benefit expenses increased $2.0 million, or 13.0%, to $17.5 million for the 13 weeks ended September 30, 2007 from $15.5 million for the 13 weeks ended September 30, 2006. As a percentage of restaurant revenue, these costs increased 0.9% to 26.0% in 2007 from 25.1% for the 2006 period. This increase is primarily attributed to increased spending on manager training and the increase in the minimum wage.

     Depreciation and amortization increased $0.4 million, or 15.6%, to $3.0 million for the 13 weeks ended September 30, 2007 compared to $2.6 million for the 13 weeks ended September 30, 2006. These costs as a percentage of restaurant revenue increased 0.3% to 4.5% in 2007 from 4.2% for the 2006 period. The increase in depreciation expense as a percentage of restaurant revenue is due to capital expenditures on existing restaurants for capitalized maintenance and to comply with the federal Americans With Disabilities Act remodels.

     Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

     Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $1.5 million, or 11.0%, to $14.8 million for the 13 weeks ended September 30, 2007 from $13.3 million for the 13 weeks ended September 30, 2006. These costs as a percentage of restaurant revenue increased to 22.0% for the 2007 period from 21.6% for the 2006 period. The increase in operating costs was due to a 0.4% increase in occupancy costs as a percentage of revenue, which was a result of the reduction in the annual amortization of the unfavorable leasehold interest liability and higher rent expense. The increase in operating costs was also due to a 0.4% increase in repair and maintenance costs as a percentage of revenue due to a higher general run rate of equipment repairs and refrigeration. This is in response to increased heat load during the period. The increase in restaurant other operating expense was partially offset by a 0.5% decrease in advertising expense as a percentage of revenue. Advertising expense each quarter may be above or below our planned annual rate of approximately 4% of revenue, depending on the timing of marketing promotion and the relative weights and price of media spending.

     Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense remained flat at $0.9 million the 13-week periods ended September 30, 2007 and September 30, 2006.

     General and administrative expense increased $3.3 million, or 56.0%, to $9.2 million for the 13 weeks ended September 30, 2007 from $5.9 million for the 13 weeks ended September 30, 2006. General and administrative expense as a percentage of revenue increased 4.1% to 13.6% for the 13 weeks ended September 30, 2007 from 9.5% for the 13 weeks ended September 30, 2006. The increase was primarily attributed to a $2.8 million loss recognized in the 2007 period from the sale of eight company restaurants that did not occur in the 2006 period, an increase of $0.6 million in legal fees in the 2007 period, partially offset by a decrease of $0.3 million in corporate meetings expense due to timing. The eight restaurants that were sold had an aggregate net book value of $1.6 million, and after a write off of goodwill of $8.8 million, in accordance with Statement of Accounting Standards No. 142, and a liability reduction of $0.1 million, the Company realized a $2.8 million loss.

     Interest expense, net of interest income, increased $0.2 million, or 2.7%, to $7.4 million for the 13 weeks ended September 30, 2007 from $7.2 million for the 13 weeks ended September 30, 2006. Our average debt balances for the 2007 period increased to $265.0 million compared to $258.4 million for the 2006 period and our average interest rate decreased to 10.62% for the 2007 period compared to 10.81% for the 2006 period.

     Our provision for income taxes consisted of income tax expense of $2.8 million and $1.3 million for the 13-week periods ended September 30, 2007 and 2006, respectively, for an effective tax rate of 36.5% for 2007 and 56.7% for 2006. The 2007 period’s effective tax rate was impacted by the non-deductible portion of goodwill written off, in the amount of $3.3 million related to the sale of eight company restaurants.

     As a result of the factors above, we had a net loss of $4.0 million for the 13 weeks ended September 30, 2007 compared with net income of $0.5 million for the 13 weeks ended September 30, 2006, or (6.0)% and 0.9% as a percentage or restaurant revenue, for the 13 weeks ended September 30, 2007 and 2006, respectively.

39 Weeks Ended September 30, 2007 Compared to 39 Weeks Ended September 30, 2006

     Our operating results for the 39 weeks ended September 30, 2006 and 2007 are expressed as a percentage of restaurant revenue below:

	39 Weeks Ended
	September 30,

	2006	2007

Operating Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	31.3	30.9
Payroll and benefits	25.4	26.1
Depreciation and amortization	4.1	4.5
Other operating expenses	32.4	34.3
Operating income	13.9	11.6
Interest expense	11.8	11.3
Income before income taxes	2.1	0.3
Net income (loss)	1.0	(1.2)
Supplementary Operating Statement Data:
Restaurant other operating expense	20.8	21.6
Franchise expense	1.4	1.4
General and administrative expense	10.2	11.3
Total other operating expenses	32.4	34.3

     Restaurant revenue increased $12.2 million, or 6.7%, to $194.7 million for the 39 weeks ended September 30, 2007 from $182.5 million for the 39 weeks ended September 30, 2006. This increase was partially due to an additional $3.0 million in restaurant revenue resulting from a 1.7% increase in company-operated same-store sales for the 2007 period from the 2006 period. The positive impact from a price increase taken at the beginning of the year and an increase in average check more than compensated for a transaction decline in fiscal 2007. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s 15-month anniversary. The increase in restaurant revenue was also due in part to $5.9 million in current year revenue from twelve restaurants opened in fiscal 2005 and 2006, $3.1 million from eight restaurants opened in fiscal 2007 and $1.6 million from three restaurants acquired from a franchisee in fiscal 2007 partially offset by lost sales of $1.0 million due to the temporary closure of a restaurant due to a fire in 2007 and $0.4 million due to the sale of eight company restaurants to franchisees in fiscal 2007.

     Franchise revenue increased $1.3 million, or 10.3%, to $14.1 million for the 39 weeks ended September 30, 2007 from $12.8 million for the 39 weeks ended September 30, 2006. This increase is primarily due to an increase in royalties resulting from a 3.4% increase in franchise same-store sales and also due to the increase in royalties from new franchise stores opened in the current period.

     Product cost increased $3.0 million, or 5.2%, to $60.1 million for the 39 weeks ended September 30, 2007 from $57.1 million for the 39 weeks ended September 30, 2006 reflecting increased restaurant revenue and chicken costs. These costs as a percentage of restaurant revenue were 30.9% for the 2007 period compared to 31.3% for the 2006 period. The 0.4% decrease in product cost as a percentage of restaurant revenue resulted primarily from the menu price increase taken in January of 2007.

     Payroll and benefit expenses increased $4.4 million, or 9.6%, to $50.7 million for the 39 weeks ended September 30, 2007 from $46.3 million for the 39 weeks ended September 30, 2006. As a percentage of restaurant revenue, these costs increased 0.7% to 26.1% in 2007 from 25.4% for the 2006 period. This increase is primarily attributed to increased spending on manager training and the increase in the minimum wage in the current period.

     Depreciation and amortization increased $1.2 million, or 16.3%, to $8.7 million for the 39 weeks ended September 30, 2007 compared to $7.5 million for the 39 weeks ended September 30, 2006. These costs as a percentage of restaurant revenue increased 0.4% to 4.5% in 2007 from 4.1% for the 2006 period. The increase in depreciation expense as a percentage of restaurant revenue is due to capital expenditures on existing restaurants for capitalized maintenance and to comply with the federal Americans With Disabilities Act remodels.

     Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

     Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $4.1 million, or 10.9%, to $42.0 million for the 39 weeks ended September 30, 2007 from $37.9 million for the 39 weeks ended September 30, 2006. These costs as a percentage of restaurant revenue increased to 21.5% for the 2007 period compared to 20.8% for the 2006 period. The increase in operating costs was due in part to a 0.2% increase in advertising expense as a percentage of revenue. Advertising expense each quarter may be above or below our planned annual rate of approximately 4%, depending on the timing of marketing promotion and the relative weights and price of media spending. The increase in operating costs was also due to a 0.4% increase in occupancy costs as a percentage of revenue, which was a result of the reduction in the annual amortization of the unfavorable leasehold interest liability and higher rent expense. The increase in operating costs was also due to a 0.2% increase in repair and maintenance costs due to a higher general run rate of equipment repairs and refrigeration.

     Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense remained relatively flat at $2.7 million for the 39-week period ended September 30, 2007 and at $2.6 million for the 39-week period ended September 30, 2006.

     General and administrative expense increased $3.4 million, or 18.2%, to $22.0 million for the 39 weeks ended September 30, 2007 from $18.6 million for the 39 weeks ended September 30, 2006. General and administrative expense as a percentage of revenue increased 1.1% to 11.3% for the 2007 period from 10.2% for the 2006 period. The increase in general and administrative expenses was due to a $2.6 million loss recognized in the current period primarily attributed to the sale of eight company restaurants to franchisees, increased legal fess of $0.6 million in the 2007 period and an increase in bonus expense of $0.4 million, partially offset by decreased outside services expense of $0.3 million.

     Interest expense, net of interest income, increased $0.5 million, or 2.2%, to $21.9 million for the 39 weeks ended September 30, 2007 from $21.4 million for the 39 weeks ended September 30, 2006. Our average debt balances for the 2007 period increased to $260.7 million compared to $259.4 million for the 2006 period and our average interest rate increased to 10.63% for the 2007 period compared to 10.57% for the 2006 period.

     Our provision for income taxes consisted of income tax expense of $3.1 million and $2.1 million for the 39-week periods ended September 30, 2007 and 2006, respectively, for an effective tax rate of 32.6% for 2007 and 48.7% for 2006. The 2007 period’s effective tax rate was impacted by an adjustment to recognize an interest deduction related to the EPL Intermediate Discount Notes in the amount of $0.5 million that we determined not to be subject to Applicable High Yield Discount Obligation (AHYDO) rules in Section 163(i) of the Internal Revenue Code. The effective tax rate was also impacted by the non-deductible portion of goodwill written off, in the amount of $3.3 million related to the sale of eight company restaurants.

     As a result of the factors above, we had a net loss of $2.4 million for the 39 weeks ended September 30, 2007 compared with net income of $1.8 million for the 39 weeks ended September 30, 2006, or (1.2) % and 1.0% as a percentage or restaurant revenue, for the 39 weeks ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

     Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. Our indebtedness at September 30, 2007 was $259.2 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the $25.0 million revolving portion of EPL’s senior credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

     In the 2007 nine-month period, our capital expenditures totaled $14.4 million, consisting of $9.9 million for new restaurants, $1.4 million for capitalized repairs of existing sites, and $2.9 million for constructions costs related to our new corporate office. We also had an $8.5 million expenditure for the purchase of three franchise restaurants and we had cash proceeds of $8.0 million from asset dispositions in the current period, $7.4 million of which was related to the sale of eight company restaurants to franchisees in the current period. As a result, net cash used in investing activities in the current period was $14.9 million.

     Cash and cash equivalents increased $3.1 million from $3.0 million at December 27, 2006 to $6.1 million at September 30, 2007. In the first nine months of fiscal 2007, we made $2.0 million in principal repayments on EPL’s loan, $17.5 million in payments to pay off borrowings under our revolving credit facility and $14.7 million in interest payments. The interest payments related primarily to the term loan. We also borrowed $14.5 million under our revolving credit facility, $8.5 million of which was used to purchase three restaurants in Las Vegas from a franchisee on June 29, 2007. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire additional restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

     Operating Activities. We had net cash provided by operating activities of $24.3 million for the 39 weeks ended September 30, 2007 compared with $21.8 million for the 39 weeks ended September 30, 2006. The increase in cash provided by operating activities was related to increased accounts payable balances, increases in deferred income taxes and changes in loss on disposal of assets partially offset by changes in the income taxes payable balances and the net loss.

     Investing Activities. We had net cash used in investing activities of $14.9 million for the 39 weeks ended September 30, 2007 compared with $11.9 million for the 39 weeks ended September 30, 2006. The increase in cash used in investing activities of $3.0 million was related to $3.6 million in increased expenditures for new store construction, $8.5 million for the purchase of the three franchise restaurants and $2.9 million in construction costs related to the new corporate office, partially offset by $8.0 million in proceeds received for asset dispositions primarily attributed to the eight restaurants sold to franchises in the current period and a decrease in spending of $2.9 million for acquisition costs.

     Financing Activities. We had net cash provided by financing activities of $6.2 million for the 39 weeks ended September 30, 2007 compared with net cash used in financing activities of $6.0 million for the 39 weeks ended September 30, 2006. The decrease of $0.2 million in cash used financing activities in the 2007 period was primarily attributable to the draw down of our revolving credit facility of $14.5 million and a decrease in deferred financing costs of $1.4 million partially offset by increased payments on debt of $15.9 million due to increased borrowings on our revolver that were paid in the current period and also due to a 2006 principal payment that was made in the current period.

Debt and Other Obligations

     On November 18, 2005, EPL entered into senior secured credit facilities with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The senior secured credit facilities provide for an $104.5 million term loan and $25.0 million in revolving availability. As of September 30, 2007, EPL was in compliance with all of the financial covenants contained in its senior credit facility. In March 2007 we amended the credit facility to reduce the interest rate and to modify in our favor the terms of certain restrictive covenants.

     We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the life of the respective lease.

     At September 30, 2007, we had $29,232,000 outstanding in aggregate principal amount of 14½% senior discount Notes due 2014. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39,342,000 at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 ½% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014 (see Note 11 to our Consolidated Financial Statements).

     At September 30, 2007, we had $250,000 and $123,794,000 outstanding in aggregate principal amount under our 2009 Notes and 2013 Notes, respectively (see Notes 8 and 9 to our Consolidated Financial Statements).

     At September 30, 2007, we had outstanding letters of credit totaling $7.6 million, which served as collateral for our various workers’ compensation insurance programs.

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

     As of September 30, 2007, EPL was in compliance with all of the financial covenants contained in its senior credit facility. As of such date we calculated all relevant ratios under its senior credit facility as follows:

  EPL’s “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.11 to 1; and
  EPL’s “leverage ratio” (as such term is defined in the senior credit agreement) was 4.98 to 1.

These two ratios were permitted to be no less than 1.00 to 1, and no greater than 5.75 to 1, respectively, as of such date.

     In addition, as of September 30, 2007, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as such terms are defined in the indenture governing the 2014 Notes) at 1.58 to 1 and 5.48 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. The indenture permits us to incur indebtedness that (a) is contractually subordinated to the 2014 Notes, (b) has a maturity date after November 15, 2014, and (c) does not provide for payment of cash interest prior to November 15, 2014. The indenture also permits our “restricted subsidiaries” (as such term is defined in the indenture), including EPL, to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, and, in the case of indebtedness incurred by us, if our consolidated leverage ratio would have been equal to or less than 7.5 to 1, all as determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if such indebtedness had been incurred at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness. This restriction does not apply to borrowings available under the revolving line of credit.

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

     A post trial hearing was held October 31, 2007, at which time a judgment was not announced. The Company believes there are inconsistencies in the jury verdict. Further, it is the Company’s contention that two key factual findings by the jury support our position. The first is that plaintiff knew of the injuries it alleged in this case as early as 1997 but did not file this lawsuit until 2004, which we assert was after the statute of limitations expired. The second is that the value of the 1996 agreement was $1,087,500. The Company deposited that same amount into the registry of the Court two years ago, representing the buyout price in the contract. The Company is hopeful that the trial judge will recognize the significance of these two key jury findings and enter a final judgment in our favor. If the Court’s judgment upholds the jury’s damages findings, the Company will appeal. The failure to prevail in this action could result in the loss of the Company’s ownership in Mexico of the El Pollo Loco trademarks and intellectual property. This could negatively affect our brand in the United States and elsewhere. In addition, a final adverse judgment could result in the imposition of significant monetary damages, which could have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

     Pursuant to Statement of Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14 (FIN14), two conditions must be met in order to establish an accrual: (i) it is probable that a liability has been incurred; and (ii) the amount of loss can be reasonably estimated.

     We believe that due to the significant points that we have for appeal in the EPL – Mexico litigation, the likelihood of a loss is not probable even if the Court enters a judgment that mirrors the jury verdict. Additionally, FAS 5 and FIN14 state that if a loss can be reasonably estimated, it should be recorded. Due to the uncertainties involved in predicting possible outcomes of the judgment, then predicting possible outcomes to the rulings on appeal that we would file if a material adverse judgment is issued, it is our opinion that, even though we have received an adverse jury verdict, a reasonable estimate of the loss cannot be determined at this time. Therefore, no accrual for the EPL – Mexico litigation has been recorded as of September 30, 2007. Once a judgment is issued, the number of possible outcomes will be reduced, and we will then re-evaluate whether to establish an accrual for this contingency.

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

     A hypothetical 10% fluctuation in the variable interest rate on our existing debt of $101.7 million as of September 30, 2007 would result in an increase or decrease in interest expense of approximately $0.1 million in a given year. We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates as of September 30, 2007 to be material.

Item 4T. Controls and Procedures

     Our Chief Executive Officer and Senior Vice President of Finance have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2007. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in our SEC filings and submissions is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

     There have been no changes in our internal control over financial reporting that occurred during our first 39 weeks ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     The contractual rights to use the name El Pollo Loco® and certain related trademarks and intellectual property in Mexico were assigned to the Company in 1996, pursuant to an agreement with a company controlled by Juan Francisco Ochoa, the founder of the first El Pollo Loco restaurant in Mexico and the United States. As consideration for the assignment of such rights, the Company agreed, subject to the terms and conditions of the agreement, to use commercially reasonable efforts to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant. On March 31, 2004, EPL-Mexico filed suit alleging, among other things, that the Company breached its agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico. A jury trial was held in July 2007 in federal district court in Laredo, Texas. The jury returned a verdict finding damages for EPL-Mexico, based on theories under Mexican law, in the approximate amount of $22 million. A post trial hearing was held October 31, 2007, at which time a judgment was not announced. The Company believes there are inconsistencies in the jury verdict. Further, it is the Company’s contention that two key factual findings by the jury support our position. The first is that plaintiff knew of the injuries it alleged in this case as early as 1997 but did not file this lawsuit until 2004, which the Company asserts was after the statute of limitations expired. The second is that the value of the 1996 agreement was $1,087,500. The Company deposited that same amount into the registry of the Court two years ago, representing the buyout price in the contract. The Company is hopeful that the trial judge will recognize the significance of these two key jury findings and enter a final judgment in our favor. If the Court upholds the jury’s damages findings, the Company will appeal. The failure to prevail in this action could result in the loss of the Company’s ownership in Mexico of the El Pollo Loco trademarks and intellectual property. This could negatively affect our brand in the United States and elsewhere. In addition, a final adverse judgment could result in the imposition of significant monetary damages, which could have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

     On June 22, 2006, the Company filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company, seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, the Company in the EPL-Mexico v. EPL-USA trademark litigation described above. A voluntary mediation was held in New York City on February 5, 2007, but the parties were unable to reach agreement. The Court has scheduled a hearing on the Summary Judgment motions of both parties on January 25, 2008, and a trial date in March 2008.

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

EPL INTERMEDIATE, INC

Date: November 9, 2007	By:	/s/ Stephen E. Carley
Stephen E. Carley
President

	By:	/s/ Joseph Stein
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