Form 10-K
period 2007-12-26
EPL Intermediate, Inc.
filed 2008-03-24
CIK 1289728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number 333-115644

EPL Intermediate, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	13-4092105 (I.R.S. Employer Identification No.)

3535 Harbor Blvd., Suite 100 Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)

Registrant’s telephone number, including area code (714) 599-5000

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer   ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The common stock of the registrant is not publicly traded and is held 100% by an affiliate.
An aggregate of 100 shares of common stock of the registrant were outstanding as of March 24, 2008.

Documents Incorporated By Reference

None.

1

TABLE OF CONTENTS

FORM 10-K
i

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include our substantial level of indebtedness, food-borne-illness incidents, negative publicity, whether or not valid, increases in the cost of chicken, an adverse ruling in our appeal in litigation involving El Pollo Loco S.A. de C.V. which could result in the imposition of significant monetary damages and loss of rights to trademarks in Mexico, our dependence upon frequent deliveries of food and other supplies, our vulnerability to changes in consumer preferences and economic conditions, our sensitivity to events and conditions in the greater Los Angeles area, our ability to compete successfully with other quick service and fast casual restaurants, our ability to expand into new markets, our reliance in part on our franchisees, matters relating to labor laws, our ability to support our expanding franchise system, our ability to renew leases at the end of their term, the impact of applicable federal, state or local government regulations, our ability to protect our name and logo and other proprietary information and litigation we face in connection with our operations. Actual results may differ materially due to these risks and uncertainties and those discussed below. See “Item 1A. Risk Factors.”

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

The discussion of the results of operations for the twelve months ended December 28, 2005 included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the combined results for the Predecessor period from December 30, 2004 through November 17, 2005, and the Successor period November 18, 2005 through December 28, 2005. This combined presentation is not in accordance with GAAP; however, we believe it is useful in analyzing and comparing certain of our operation trends from fiscal 2005 to fiscal 2006. Because of purchase accounting adjustments related to our acquisition by CAC in November 2005, certain amounts might not be comparable between the periods.

PART 1

Item 1. Business.

Our Company

EPL Intermediate, Inc. (“EPLI” or “Intermediate”) through its wholly owned subsidiary El Pollo Loco, Inc. (“EPL” and collectively with EPLI, the “Company,” “we,” “us” and “our”),” is the nation’s leading restaurant specializing in flame-grilled chicken. We strive to be the consumer’s top choice for flavor by serving high-quality meals, featuring our authentic, marinated, flame-grilled chicken. Our distinct menu, inspired by the kitchens of Mexico, along with our service format and price points, serves to differentiate our unique brand. We believe that we are strategically positioned to straddle the quick service restaurant, or QSR, and fast casual segments of the restaurant industry. We offer high-quality, freshly-prepared food commonly found in fast casual restaurants while at the same time providing the value and convenience typically available at traditional QSR chains. This positioning allows us to appeal to a broad range of consumers and to achieve a balanced mix between lunch and dinner sales. When compared with QSR chains, our system-wide AUV (average unit volume) ranked seventh nationwide in 2006 according to Nation’s Restaurant News, an industry publication, and we believe that our average check is higher than that of the typical QSR chain. Our restaurants system-wide have achieved positive annual average same-store sales growth since 2000 and system-wide same-store sales growth of 2.7% in 2007 and 5.3% in 2006.

Our menu features our authentic flame-grilled chicken and includes approximately 50 items ranging in price from $1.00 to $23.49, most of which we prepare from scratch using fresh, high-quality ingredients. We serve a variety of individual and family-size chicken meals, which include flour or corn tortillas, freshly-prepared salsas and a variety of side orders. In addition, we offer a wide variety of contemporary, Mexican-inspired entrees, featuring our signature marinated, flame-grilled chicken as the central ingredient, including our specialty Pollo Bowl®, Pollo Salads, signature burritos, chicken quesadillas, chicken tortilla soup and chicken tacos. Our individual and family-size meals appeal to customers for restaurant dining or take-out during dinnertime, while our more portable entrees appeal to customers at lunchtime or on the go. Our high-quality, flavorful food has broad appeal, and as a result, the customer base of each of our restaurants typically reflects the demographics of its surrounding area.

As of December 26, 2007, our restaurant system consisted of 159 company-operated and 230 franchised restaurants located primarily in California, with additional restaurants in Arizona, Nevada, Texas, Illinois, Colorado, Connecticut, Massachusetts, and Georgia. In 2007 we opened 11 new company-operated restaurants and 19 franchised restaurants.

On November 18, 2005, we were acquired by Chicken Acquisition Corp. (“CAC”) (the “Acquisition”). In connection with the Acquisition, we refinanced substantially all of our existing long-term debt. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For fiscal year ending December 26, 2007, we had total revenue of $279.0 million, operating income of $28.2 million and a net loss of $4.0 million. For fiscal year ending December 27, 2006, we had total revenue of $259.9 million, operating income of $30.5 million and net income of $0.6 million. Prior to the Acquisition, from December 30, 2004 to November 17, 2005 we had total revenue of $210.9 million, operating income of $19.9 million and net loss of $11.2 million. Subsequent to the Acquisition, from November 18, 2005 to December 28, 2005 we had total revenue of $26.3 million, operating income of $2.4 million and net loss of $588,000.

Industry Overview

The U.S. restaurant industry, which represents about 4% of the U.S. gross domestic product, has achieved strong sales growth over the past several decades. According to the National Restaurant Association (“NRA”), a restaurant industry trade association, 2007 was expected to mark the 16th consecutive year of real sales growth for the industry. This growth has been driven by favorable consumer-related trends, including real gains in household income, the aging of the baby boomer generation, increases in consumer spending and, more generally, consumers’ desire for convenience. According to the USDA Economic Research Service, or ERS, dollars spent on food consumed away from home increased 44% between 1990 and 2006 in constant dollar terms. This trend is projected to continue as the percentage of dollars spent on food away from home is expected to increase from 48% in 2005 to 53% by 2010.

According to the NRA, the restaurant industry faced several economic challenges in 2007, including the largest spike in wholesale food prices in 27 years, as well as increasing energy and gas prices. While softening somewhat going into 2008, these prices are expected to remain elevated. The cost of food and beverages account for approximately 33 cents of every dollar of restaurant sales and is one of the most critical items on their income statements (along with labor costs, which also represent about one-third of restaurant sales).

At eating-and-drinking establishments, including full-service, quick-service, cafeteria and snack outlets, the NRA forecast calls for sales to increase 4.4 percent, or 0.8 percent when adjusted for menu price inflation, to $393.19 billion this year. Most restaurant segments will post growth rates that hover around the 0.8 percent overall rate, heightening competition and favoring operators that take a bargain-pricing stance, the NRA says.

Consumer awareness of the nutritional characteristics of chicken is a major factor that we believe will continue to drive chicken consumption. According to the ERS, per capita consumption of chicken in the United States increased 42% from 1990 to 2005.

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

Strong Restaurant-Level Profitability. Since opening our first restaurant over 27 years ago, we have grown to be the leader in the chicken QSR market for the greater Los Angeles area, where our restaurants achieved an estimated 44% market share in 2006, according to Restaurant Trends, a restaurant industry trade publication. Our balanced mix of business between lunch and dinner is an important driver of our strong restaurant-level profitability, with company-operated restaurants averaging restaurant-level cash flow margins of 23%, 22% and 21% for fiscal 2005, 2006 and 2007, respectively. Our high AUV and restaurant-level profitability have facilitated a strong return on invested capital for new company-operated and new franchised restaurants. This model has been challenged by rising construction costs and higher commodity costs, which we are addressing with construction value engineering efforts and commodity product optimization projects.

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

Strong and Growing Franchise Base. As of December 26, 2007, approximately 59% of our restaurants were franchised. Our franchise base consists of many successful, long-standing, multi-unit restaurant operators, with 83% of our franchised restaurants owned and operated by franchisees who have been with us for more than 10 years. Since we initiated our franchise growth strategy in June 2003, we have targeted certain areas outside our Southern California market as dedicated franchise development areas and have signed agreements with a number of experienced, multi-unit restaurant operators to open franchise units in California, Washington, Arizona, Missouri, Illinois, Georgia, Virginia, Utah, New York, New Jersey, Oregon, North Carolina, Florida and the six New England states. As of December 26, 2007, we had commitments to open 208 restaurants at various dates through 2016.

Scalable Infrastructure and Enhanced Brand Image. Our management team is focused on driving operational improvements and upgrading our brand image to improve our competitiveness and position us for future growth. Since the beginning of 2001, we have taken the following steps:

•
invested approximately $19.0 million in capital to remodel substantially all of our company-operated restaurants, upgrade our technology platform and install new kitchen equipment, primarily to correct historical under-investment by our former parent company;

•	enhanced our logo, menu format, product offering and restaurant design

•	strengthened our infrastructure through investments to improve customer service, enhance the restaurant oversight process and upgrade our training programs; and

•	enhanced the overall quality of our franchise base by focusing on experienced, well-capitalized operators interested in developing multiple restaurants

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

Business Strategy

Increase Same-Store Sales. We have a strong track record of growing our same-store sales through a balanced mix of increasing customer traffic and average check. We plan to continue to drive same-store sales growth by:

•
Increasing Traffic. We intend to continue to increase traffic and transaction volume by introducing new items that complement our product base and by promoting menu items designed to deliver value in a highly competitive marketplace. For example, in the third quarter of 2007 we introduced two new value-priced menu items, a crunchy taco and a soft chicken taco, which achieved the highest new product customer trial of any product introduced in the past seven years.

•
Increasing Average Check. Our strategy to increase the average customer check includes selling add-on menu items, introducing new products with higher price points, selectively increasing prices on existing menu items and adjusting our menu board to encourage customers to select higher-priced menu items.

•
Executing Our Targeted Marketing Plan. Our empirical, data driven approach to marketing helps us to determine optimal pricing strategies, introduce products that reflect customer taste preferences and target advertising based on demographic profiles.

•
Enhancing Speed of Service. We have implemented several initiatives over the last few years to improve the speed of service for our customers, including the implementation of an improved labor scheduling system, enhanced drive-thru timing reporting system, and an additional register at each drive-thru location.

•	Developing Our Catering Business. We have enhanced catering services throughout our system and have increased the number of company and franchise stores that offer catering delivery.

Increase Penetration of Existing Markets. We will continue to open new company-operated and franchise restaurants in our existing markets, including California, Nevada, and Arizona. We have a significant presence in the greater Los Angeles area, and we continue to believe that a significant opportunity for new store growth remains in all of our markets. Our existing market strategy is to develop new company-operated restaurants in the greater Los Angeles area, Las Vegas, and the Central Valley of California, and to partner with experienced multi-unit operators in Arizona and the other regions of California. Our extensive operational and site selection expertise in the greater Los Angeles area, Las Vegas and the Central Valley create a strong platform on which to profitably grow our company-operated restaurant base.

In 2007 we opened  11 Company-operated restaurants and 12 franchised restaurants in existing markets. We currently plan to open approximately ten new company-operated restaurants in fiscal 2008 with a moderately increasing number of restaurants in subsequent years. As of December 26, 2007, a total of 16 sites have been identified for new company-operated restaurant openings in 2008 through 2009. Historically, there is a period of time before a new El Pollo Loco restaurant achieves its targeted level of performance due to higher operating costs caused by start-up costs and other temporary inefficiencies. We have experienced delays in opening some of our restaurants and may experience delays in the future. As of December 26, 2007, we had signed franchise development agreements with 10 franchisees to open an additional 53 restaurants in our existing markets, which are scheduled to open at various dates through 2015.

Develop Certain New Markets with a Combination of Company Store Growth and Experienced Local Operators. We believe that our distinct product offering and unique brand will appeal to consumers in numerous expansion markets throughout the United States. As of February 8, 2008, we are legally authorized to market franchises in 48 states and are pursuing opportunities in a number of those states. Our approach to franchising developing new markets involves the identification of an experienced, local multi-unit operator, followed by a rigorous analysis of market potential before we enter into a development agreement. By partnering with experienced operators in new markets, we expect to be able to leverage local operational and real estate expertise to generate high margin royalty revenue with limited capital investment on our part. In 2007, our franchisees opened 5 restaurants in Atlanta, one in New England and one in the Chicago area. As of December 26, 2007, we have signed development agreements with 12 franchisees to open an additional 155 restaurants in Illinois, the six New England states, Missouri, Georgia, Virginia, Utah, Washington, New York, New Jersey, Oregon, North Carolina and Florida, which are scheduled to open at various dates through 2016. In addition to franchise growth, we plan to accelerate our company store growth outside of existing markets with development in the Chicago area and certain other markets that we are currently evaluating. Our increased operational bench strength, improvement in our restaurant opening process and improved technology tools give us the ability to extend into new markets with confidence.

Increase Our Profitability. Over the past several years we significantly improved our operations and implemented cost controls that led to increased restaurant-level profitability. However, these gains in restaurant level profitability have been offset by rising commodity costs and minimum wage increases. We have identified several opportunities to continue to increase our operational efficiency and reduce our costs, including:

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

Restaurant Operations and Products

Restaurant Operations and Management. Our management team places tremendous emphasis on executing our mission, which is to “Passionately Serve Perfect Pollo Every Time.” To help ensure that we deliver on this mission, we have 21 area leaders and two directors of operations for our company-operated stores that report to our senior vice president of operations. Each area leader typically oversees eight to nine restaurants. General managers supervise the operations of each restaurant, and they are supported by a number of assistant managers, which varies based on the sales volume of the respective restaurant.

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

We have food safety and quality assurance programs that are designed to maintain the highest standards for food and food preparation procedures used by company-operated and franchised restaurants. We have a team of quality assurance managers that perform comprehensive restaurant audits. Quality assurance managers visit each company-operated and franchised restaurant an average of two times a year and evaluate all areas of food handling, preparation and storage. Our quality assurance team also audits our suppliers on a frequency schedule based on the potential food safety risk of each product. In 2007, there were over 900 quality control site visits to restaurants and 106 audits of various suppliers. We also have continuous food safety training that teaches employees to pay detailed attention to product quality at every stage of the food preparation cycle.

We maintain financial and accounting controls for each of our restaurants through the use of centralized accounting and management information systems and reporting requirements. We collect sales, credit card, debit card, gift card, menu item popularity and related information daily for each company-operated restaurant. We provide general managers with operating statements for their respective restaurants. Cash, credit card, debit card and gift card receipts are controlled through daily deposits to local operating accounts, which are either picked-up up by armored car or deposited to our cash concentration accounts by our managers. At our support center, we use a software program to reconcile on a daily basis the sales and cash information sent electronically from our restaurants to the cash detail electronically sent by our bank.

We devote considerable attention to controlling product costs, which are a significant portion of our restaurant expenses. We make extensive use of information technology to provide us with pertinent information on ideal food cost, inventory levels and inventory cost variances and to maintain inventory and cash management controls.

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

Our chicken is served with flour or corn tortillas, freshly-prepared salsas and a wide variety of side orders including Spanish rice, pinto beans, coleslaw and mashed potatoes. In addition to individual and family chicken meals in quantities of 8, 10 and 12 pieces, we also serve a wide variety of contemporary Mexican entrées including specialty chicken burritos, chicken quesadillas, our specialty Pollo Bowl®, fresh Pollo Salads, chicken tortilla soup, chicken tacos and taquitos. To complement our menu items, a salsa bar in each of our locations features four kinds of salsa prepared daily with fresh ingredients. We also serve Fosters Freeze® brand of soft-serve ice cream products in 73 company-operated restaurants and 92 franchised restaurants.

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

Franchise Program

We use franchising as our strategy to accelerate new restaurant growth in certain new markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 26, 2007, there were a total of 230 franchised restaurants, operated by 59 franchisees and 1 licensee (operating at Universal Studios Theme Park in Los Angeles, California). Franchisees range in size from single restaurant operators to our largest franchisee, who currently operates 49 restaurants. We employ three franchise consultants who work with franchisees to maintain system-wide quality. These consultants assist franchisees with new site proposals, new restaurant openings, marketing programs and ongoing operations activities. To support the expected growth in franchise restaurants, we have invested in a dedicated team of franchise management professionals including a director of franchise sales, along with managers of operations, field marketing, training, real estate and purchasing.

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

Our development agreements generally grant exclusive rights to a prospective franchisee, who may be an existing franchisee, to develop a specified number of restaurants in a defined territory within a specified period of time. The development agreement typically requires the opening of three or more restaurants, with the first restaurant to be opened within eighteen months after execution of the development agreement and each subsequent restaurant to be opened within twelve-month intervals thereafter. The development agreements typically outline a schedule of requirements that the prospective franchisee must meet, such as site selection and acquisition, and typically require the developer to use diligent efforts to obtain government approvals and complete construction in order to open the restaurants as scheduled. If a prospective franchisee who has been granted an exclusive territory fails to meet the schedule set forth in the development agreement, the prospective franchisee could lose its exclusive rights in the defined territory and, in certain circumstances, the development agreement and the right to open our restaurants could terminate. Under the development agreement, we collect a development fee of $10,000 per restaurant, which is applied to the initial franchise fee when the franchise agreement for a restaurant is signed. In some circumstances, when a prospective franchisee does not meet the development schedule and the development agreement is terminated or expires, the development fee is forfeited.

Under our agreement with Fosters Freeze International, Inc., our franchisees in California may also enter into a sublicense agreement with us under which they may sell a limited Fosters Freeze® menu in their restaurants.

As a result of an initiative beginning in the mid-1990’s to transfer certain company-operated restaurants to new franchisees, some franchisees sublease their restaurants from us. However, most franchisees currently either purchase the real estate upon which the restaurants are operated or enter into direct leases with third-party owners of real estate.

Purchasing

Our ability to maintain consistent quality throughout our restaurants depends in part upon the ability to acquire food products and related items from reliable sources in accordance with our specifications. We have a contract with one national distributor for substantially all of the food and supplies, including the chicken, that our company-operated restaurants receive from our suppliers. Fresh chicken is typically delivered every other day to each restaurant. We have a five-year distribution agreement with our long-standing distributor, which expires August 15, 2010. Currently, all franchisees are required to use this distributor as the sole approved distributor and they must purchase food and supplies only from approved suppliers.

We regularly inspect vendors to ensure both that the products purchased conform to our high-quality standards and that the prices offered are competitive. To support this, we have a quality assurance team that performs comprehensive supplier audits on a frequency schedule based on the potential food safety risk of each product. In 2007, the quality control team conducted 106 supplier audits. With the exception of our distributor and chicken and beverage suppliers, we normally contract for food and paper items at fixed price contracts ranging from one to two years.

In February 2005, we entered into a five-year contract with our primary beverage supplier, which provides for a marketing allowance based on gallons sold. A portion of the marketing allowance is specifically earmarked to be used to support our beverage product advertising programs. All franchisees are required to purchase beverages from approved suppliers.

Historically, we have been able to limit our exposure to chicken prices through contracts ranging in term from one to three years and through menu price increases. Effective March 2007, we renewed two chicken contracts with terms ranging from one to two years at higher prices than the expiring contracts. One of these contracts provides a floor and ceiling price for the chicken we buy from the supplier. In March 2008 we renewed a chicken supply contract with one of our suppliers for a term of one year at higher prices than the expiring contract. We are also in the process of renewing another contract and contracting with a new supplier, both of which will be effective as of March 2008 for one year terms. We implemented menu price increases in January 2007 and January 2006 that have partially mitigated the impact of higher chicken prices on our profitability. Chicken makes up the largest part of our total product cost, approximately 13.4% of our revenue from company-operated restaurants for fiscal 2007.

Competition

We operate in the restaurant industry, which is highly competitive and fragmented. The number, size and strength of competitors vary by region. Competition includes a variety of locally owned restaurants and national and regional chains that offer dine-in, carry-out and/or delivery services. Our competition in the broadest perspective includes restaurants, pizza parlors, coffee shops, street vendors, convenience food stores, delicatessens and supermarkets. We do not have any direct competitors. However, we indirectly compete with chicken-specialty QSRs and Mexican QSRs, such as KFC, Church’s Chicken, Popeye’s Chicken & Biscuits and Taco Bell, as well as fast casual restaurants and franchisors of other restaurant concepts. We believe that QSR competition is based primarily on quality, taste, speed of service, value, name recognition, restaurant location and customer service. The fast casual restaurant industry is also highly competitive. We believe that competition within the fast casual restaurant segment is based primarily on price, taste, quality and the freshness of the menu items as well as the comfort and ambiance of the restaurant environment.

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

Regulation

Our business is subject to extensive federal, state and local government regulation, including those relating to, among others, public health and safety, zoning and fire codes, and franchise sales. Failure to obtain or retain food or other licenses would adversely affect the operations of our restaurants. Although we have not experienced and do not anticipate any significant problems in obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of, or adversely impact the viability of, a restaurant in a particular area. We operate, and our franchisees are required to operate, each of our restaurants in accordance with standards and procedures designed to comply with applicable codes and regulations.

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

We also are subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, overtime, unemployment tax rates, worker’s compensation rates, citizenship requirements and other working conditions. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. We are also subject to the Americans With Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment, which may require us to design or modify our restaurants to make reasonable accommodations for disabled persons. See “Item 1A. Risk Factors—Matters relating to employment and labor laws may adversely affect our business” and “Item 3. Legal Proceedings.”

Many states, including California, and the Federal Trade Commission require franchisors to transmit specified disclosure statements to potential franchisees when offering or modifying a franchise. Some states require us to register our franchise offering documents and file our advertising material before we may offer a franchise for sale. Our non-compliance could result in civil or criminal penalty, rescission of a franchise, and suspension of our ability to offer and sell franchises in a state. We believe that our Uniform Franchise Offering Circular, together with any applicable state versions or addenda, complies in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising. As of February 8, 2008, we are legally authorized to market franchises in 48 states and are pursuing opportunities in many of those states.

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

Certain of our properties may be located on sites that we know or suspect have been used by prior owners or operators as retail gas stations. Such properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. We are aware of contamination from a release of hazardous materials by a previous owner at two of our owned properties and one of our leased properties. We do not believe that we have contributed to the contamination at any of these properties. It is possible that petroleum products and other contaminants may have been released at other properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination. Although we lease most of our properties, or when we own the property we obtain certain assurances from the prior owner or often obtain indemnity agreements from third parties, we cannot assure you that we will not be liable for environmental conditions relating to our prior, existing or future restaurants or restaurant sites. If we are found liable for the costs of remediation of contamination at or emanating from any of our properties, our operating expenses would likely increase and our operating results would be materially adversely affected. As of December 26, 2007, we believe that the risk of loss is remote.

Employees

As of December 26, 2007, we had approximately 4,146 employees, of whom approximately 3,357 were hourly restaurant employees, 153 were salaried general managers engaged in managerial capacities, 491 were assistant managers and 145 were corporate and office personnel. Most of our restaurant employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of our employees are covered by a collective bargaining agreement. We believe that we generally have good relations with our employees.

Item 1A. Risk Factors.

Sources of financing may not be available to the Company in the amount or terms required.

Our ability to manage our debt is dependent on increased positive cash flow from our growth of company and franchised stores, along with associated economies of scale. We can provide no assurances in this regard. If our cash flows do not improve, we may not be able to satisfy our debt covenants and we may be unable to revise or arrange new financing facilities on acceptable terms or at all. The liquidity crisis that began in 2007 as a result of the collapse of the subprime mortgage market has adversely impacted global credit markets, severely constrained liquidity conditions, and could make it more difficult for us to obtain debt financing. Continuation of such constraints may increase the Company’s costs of borrowing and could restrict the Company’s access to this potential source of future liquidity

Food-borne illness incidents could reduce our restaurant sales.

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

Our principal food product is chicken. During fiscal 2005, 2006 and 2007, the cost of chicken included in our product cost was approximately 14.0%, 13.2% and 13.4%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially adversely affect our business, operating results and financial condition. Changes in the cost of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability and greater international demand for domestic chicken products. In the last year, corn prices, which are a primary feed source for chicken, have increased dramatically. A major driver of this increase is rapidly increasing demand for corn from the ethanol industry. There have been many new ethanol plants opening in the United States, and most of these plants use corn as the primary source of grain to make ethanol. In addition, there has been a global increase in demand for corn and wheat, which has put pressure on grain prices worldwide. This increased demand on the nation’s corn crop has had and may continue to have an adverse impact on chicken prices. We currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of chicken or other food and supplies, which we purchase at prevailing market or contracted prices. We seek to limit our exposure to chicken price fluctuations through contracts with suppliers ranging in term from one to three years. Although we have implemented menu price increases in the past to significantly offset the higher prices of chicken, due to competitive pressures there is no assurance we can do so in the future. If we do implement menu price increases in the future to protect our margins, check averages and restaurant traffic could be materially adversely affected.

We rely on only one company to distribute substantially all of our products to company-operated and franchised restaurants, and three companies as our principal chicken suppliers. Failure to receive timely deliveries of food or other supplies could result in a loss of revenue and materially and adversely impact our operations.

Our and our franchisees’ ability to maintain consistent quality menu items significantly depends upon our ability to acquire fresh food products, including the highest quality chicken and related items, from reliable sources in accordance with our specifications on a timely basis. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of poultry diseases, inclement weather or other conditions could materially adversely affect the availability, quality and cost of ingredients, which would adversely affect our business, financial condition, results of operations and cash flows. We have contracts with a limited number of suppliers of most chicken, food and other supplies for our restaurants. In addition, one company distributes substantially all of the products we receive from suppliers to company-operated and franchised restaurants. If that distributor or any supplier fails to perform as anticipated or seeks to terminate agreements with us, or if there is any disruption in any of our supply or distribution relationships for any reason, our business, financial condition, results of operations and cash flows could be materially adversely affected. Our inability to replace our suppliers in a short period of time on acceptable terms could increase our costs and cause shortages at our restaurants that may cause our company-operated or franchised restaurants to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we or our franchisees temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage and thereafter if our customers change their dining habits as a result.

As most of our restaurants are concentrated in the greater Los Angeles area, our business is highly sensitive to events and conditions in the greater Los Angeles area.

Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 86% of our revenue in fiscal 2006 and approximately 85% in fiscal 2007. Our business will be materially adversely affected if we experience a significant decrease in revenue from these restaurants. Adverse changes in the demographic or economic conditions or an adverse regulatory climate in the greater Los Angeles area or the state of California could have a material adverse effect on our business. We may suffer unexpected losses resulting from natural disasters or other catastrophic events affecting these areas, such as earthquakes, fires, explosions, or other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial.

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

As part of our growth strategy, we expect to enter into new geographic markets in which we have no prior operating or franchising experience through company store growth and through franchise development agreements. Since fiscal 2003, we executed development agreements for new restaurants in California, Washington, Arizona, Missouri, Illinois, Georgia, Virginia, Utah, New York, New Jersey, Oregon, North Carolina, Florida and the six New England states. We may face challenges in entering new markets, including difficulties in hiring experienced personnel and difficulties due to our unfamiliarity with local real estate markets and demographics. In addition, we may face additional challenges as most of the consumers in the new markets we plan to enter may be unfamiliar with our brand. Consumer recognition of our brand has been important in the success of company-operated and franchised restaurants in our existing markets. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. Any failure on our part to recognize or respond to these differences may adversely affect the success of our new restaurants. Expanding our franchise network will require the implementation of enhanced business support systems, management information systems, financial controls as well as additional management, franchise support and financial resources. The failure of a significant number of restaurants that open in new markets, or the failure to provide our franchisees with adequate support and resources, could materially adversely affect our business, financial condition, results of operations and cash flows.

As part of our growth strategy, we also intend to open new restaurants in areas where we have existing restaurants. Since we typically draw customers from a relatively small geographic area around each of our restaurants, the operating results and comparable restaurant sales for our restaurants could be adversely affected due to close proximity with our other restaurants and market saturation.

We rely on our franchisees to successfully develop and operate new restaurants.

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

As of December 26, 2007, we have executed development agreements that represent commitments to open 208 restaurants. These franchised restaurants will be located in California, Washington, Arizona, Missouri, Illinois, Georgia, Virginia, Utah, New York, New Jersey, Oregon, North Carolina, Florida and the six New England states. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that the franchisees we select will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. The failure of franchisees to operate franchises successfully could have a material adverse effect on us, our reputation, our brands and our ability to attract prospective franchisees and could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, weather, fuel prices, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. In addition, inflation and increased food or energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could harm our business, financial condition, results of operations and cash flow. There can be no assurance that consumers will continue to regard chicken-based or Mexican-inspired food favorably or that we will be able to develop new products that appeal to consumer preferences. Our continued success depends in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

We may not be able to compete successfully with other quick service and fast casual restaurants.

The food service industry, and particularly the quick service and fast casual segments, is intensely competitive. In addition, the greater Los Angeles area, the primary market in which we compete, consists of what we believe is the most competitive Mexican-inspired quick service and fast casual market in the country. We expect competition in this market to continue to be intense because consumer trends are favoring QSRs that offer healthier menu items made with better quality products. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location and type and quality of food. If our company-operated and franchised restaurants cannot compete successfully with other quick service and fast casual restaurants in new and existing markets, we could lose customers and our revenue may decline. Our company-operated and franchised restaurants compete with national and regional quick service and fast casual restaurant chains for customers, restaurant locations and qualified management and other restaurant staff. Compared with us, some of our competitors have substantially greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or are planned to be located.

The loss of our appeal of a judgment in favor of EPL-Mexico could result in an event of default under our credit and debt facilities and materially adversely affect our liquidity, financial condition and business.

In late 2007, judgments totaling over $23 million were entered against EPL in connection with a lawsuit brought by El Pollo Loco S.A. de C.V. (“EPL-Mexico”). See “Item 3. Legal Proceedings.” The judgments also required EPL to assign various trademarks and intellectual property that were the subject of the suit to EPL-Mexico. We have appealed these judgments in the U.S. Fifth Circuit Court of Appeals. The appeal process could take 12 to 18 months. If the judgments are upheld on appeal, EPL will be required to pay the amount of such judgments, which could result in an event of default under our credit and debt facilities and materially adversely affect our liquidity, financial condition and business. EPL has entered into agreements with a significant beneficial stockholder to facilitate the posting of an appeal bond and, if necessary, the ultimate payment of the judgments. However, there is no assurance that we will have the financial resources to pay such judgments or that the cost of financing such payments will not have a material adverse effect on our financial condition and cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Litigation Contingency.” In addition, the loss of the rights to use the trademarks and intellectual property in Mexico could adversely affect our brand in the United States and elsewhere if they are used to operate restaurants in Mexico that do not meet our high standards.

Our substantial level of indebtedness could materially and adversely affect our business, financial condition and results of operations.

We have substantial debt service obligations. At December 26, 2007, our total debt was approximately $262.3 million, which represented approximately 60% of our total capitalization, and we had approximately $8.5 million of available revolving credit facility borrowings under our existing senior secured credit facilities.

Our high level of indebtedness could have significant effects on our business, such as:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;

•
requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which was approximately 123% of our operating cash flow in fiscal 2007 (including 2% of our operating cash flow, which comprised repayments of borrowings under the revolving credit facility of our existing senior secured credit facilities), which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;

•
making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;

•	placing us at a competitive disadvantage compared with our competitors that have less debt; and

•
exposing us to risks inherent in interest rate fluctuations because some of our borrowings at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

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

Employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws, may divert our financial and management resources that would otherwise be used to benefit our operations. We have been in the past, and currently are, subject to employee claims. See “Item 3. Legal Proceedings.” A significant increase in these claims, or a significant class-action, could adversely affect our business, financial condition, operating results or cash flows.

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

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. On September 12, 2006, the state of California passed legislation increasing the minimum wage in the state from $6.75 per hour to $7.50 per hour effective January 1, 2007. Additionally on January 1, 2008, the minimum wage in California increased to $8.00 per hour. Legislation has also passed to raise the federal minimum wage from $5.85 to $6.55 per hour effective July 24, 2008 and to $7.25 per hour effective July 24, 2009. We may be unable to increase our menu prices in order to pass these increased labor costs on to our guests, in which case our margins would be negatively affected.

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

Many of our current restaurant leases are non-cancelable and typically have initial terms of 20 years and two or three renewal terms of five years that we may exercise at our option. We expect the leases that we enter into in the future will also be long-term and non-cancelable and have similar renewal options. Even if we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. We have obligations under leases for closed restaurants that had a net present value of $0.4 million at December 26, 2007. In addition, in connection with leases for restaurants that we will continue to operate, we may, at the end of the lease term and any renewal period for a restaurant, be unable to renew the lease without substantial additional cost, if at all. As a result, we may close or relocate the restaurant, which could subject us to construction and other costs and risks. Additionally, the revenue and profit, if any, generated at a relocated restaurant may not equal the revenue and profit generated at the existing restaurant. We maintain a reserve for restaurant closures, but there can be no assurance that this reserve will cover our actual full exposure from all restaurant closures.

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

We have registered the names El Pollo Loco®, Pollo Bowl® and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and in approximately 42 foreign countries. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. We are currently involved in an appeal of an adverse judgment relating to intellectual property rights in Mexico as discussed in “Item 3. Legal Proceedings.”

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

In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities, including liabilities for clean-up costs and personal injury or property damage, relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. If we are found liable for the costs of remediation of contamination at any of our properties, our operating expenses would likely increase and our operating results would be materially adversely affected. See “Item 1. Business - Environmental Matters.”

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

Certain private equity funds affiliated with Trimaran Capital, LLC (“Trimaran”) indirectly beneficially own a majority of our equity. The Trimaran affiliates are able to control the election of a majority or more of our directors and the directors of our parent and subsidiary companies, the appointment of new management and the approval of any action requiring the vote of our outstanding common stock, including amendments of our certificate of incorporation, mergers or sales of substantially all our assets. The directors elected by the Trimaran affiliates are able to make decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt. The interests of our equity holders may not in all cases be aligned with the interests of our noteholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interest of our equity holders might conflict with the interests of our noteholders. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transaction might involve risks to our business and financial condition or to our noteholders.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our restaurants are either free-standing facilities, typically with drive-thru capability, or attached restaurants. The average free-standing restaurant provides seating for approximately 60 customers while the average attached restaurant provides seating for approximately 40 customers. A typical restaurant generally ranges from 2,200 to 2,600 square feet. For a majority of our company-operated restaurants, we lease land on which our restaurants are built. Our leases generally have terms of 20 years, with two or three renewal terms of five years. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, leases are “net leases” that require us to pay a pro rata share of taxes, insurance and maintenance costs. We own 19 properties and currently operate or license to franchisees the right to operate restaurants on all of these properties. All 19 of these owned properties are subject to mortgages that secure our existing senior secured credit facilities. In addition, we lease 144 properties on which we operate restaurants.

On May 18, 2007, the Company entered into a new corporate office lease. The lease commenced in October of 2007 and has a term of 10 ½ years at an annual expense for financial statement purposes of approximately $271,000.

Locations

As of December 26, 2007, we and our franchisees operated 389 restaurants as follows:

Designated Market Area	Number of Company- Operated Restaurants		Number of Franchised Restaurants	Total Number of Restaurants
Los Angeles, CA	128		141	269
San Diego, CA	—		22	22
Phoenix, AZ	—		12	12
San Francisco/San Jose, CA	—		12	12
Sacramento/Stockton/Modesto, CA	—		9	9
Las Vegas, NV	12		—	12
San Antonio, TX	6		—	6
Fresno/Merced, CA	7		1	8
Bakersfield, CA	—		4	4
Palm Springs, CA	4		1	5
Reno, NV	—		3	3
Rio Grande Valley, TX	—		2	2
Santa Barbara, CA	—		2	2
El Paso, TX	—		2	2
Salinas, CA	—		2	2
El Centro, CA	—		1	1
Turlock, CA	—		1	1
Chicago, IL	2	*	1	3
Denver, CO	—		1	1
Foxwoods, CT	—		1	1
Arizona	—		6	6
Massachusetts	—		1	1
Georgia	—		5	5
Total	159		230	389

* The two company-operated restaurants in Chicago are franchise-owned restaurants. The company entered into a management agreement and assumed operations of the stores in October 2007. Results of operations of the restaurants are included in the Company’s financial statements beginning as of the agreement date.

We use a combination of in-house development staff and outside real estate consultants to find, evaluate and negotiate new sites using predetermined site criteria guidelines. Sites must be qualified based on surrounding population density, median household income, location, traffic, access, visibility, potential restaurant size, parking and signage capability. We use in-house demographic software to assist in our evaluation. We also selectively use outside consultants who specialize in site evaluation to provide independent validation of the sales potential of new sites. Our franchisees employ a similar process using primarily outside consultants.

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

Item 3. Legal Proceedings.

On or about April 16, 2004, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The complaint was served on us on April 19, 2004. The court has lifted the stay on the class action pursuant to a recent California Supreme Court decision. The matter is now proceeding in Superior Court, and the parties are conducting limited discovery on the issue of class certification. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

On or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against EPL in the Superior Court of the State of California, County of Los Angeles. Carlos Olvera replaced Mr. Amezcua as the named class representative on August 16, 2006. This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. We were served with this complaint on December 16, 2005. The court denied EPL’s motion to compel arbitration, and the Company has appealed that decision. This matter is subject to an automatic stay while it is pending before the Court of Appeal. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

The contractual rights to use the name El Pollo Loco® and certain related trademarks and intellectual property in Mexico were assigned to us in 1996, pursuant to an agreement between us and EPL-Mexico, a company controlled by Jose Francisco Ochoa, the founder of the first El Pollo Loco restaurant in Mexico and the United States. As consideration for the assignment of such rights, we agreed, subject to the terms and conditions of the agreement, to use commercially reasonable efforts to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant that we develop. On March 31, 2004, EPL-Mexico filed suit against us alleging, among other things, that we breached our agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco® in Mexico should revert to EPL-Mexico. Trial in this matter was completed on July 26, 2007 with a jury verdict awarding damages in favor of EPL-Mexico in the amount of $21.3 million. Final judgment was issued by the Court on November 30, 2007 in the amount of $20,251,000 plus attorneys fees. In addition, the Court terminated the 1996 agreement and ordered EPL to assign all intellectual property defined in that agreement to EPL-Mexico. The trial court issued a further order awarding EPL-Mexico a total of $3,031,350 in attorneys’ fees and costs. In January 2008, EPL filed an appeal of these judgments in the U.S. Fifth Circuit Court of Appeals. The appeal process could take 12 to 18 months. If the judgments are upheld on appeal, EPL will be required to pay such judgments, which could result in an event of default under our credit facility and our long-term notes and materially adversely affect our liquidity, financial condition and business. In addition, the loss of the rights to use the trademarks and intellectual property in Mexico could adversely affect our brand in the U.S. and elsewhere.

On June 22, 2006, the Company filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company (Arch),  seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, the Company in the EPL-Mexico v. EPL-USA trademark litigation described above. The Court denied the Summary Judgment motions filed by both parties and the trial has been postponed until June 2008.

On November 1, 2006, Fall River Music, Inc. filed a lawsuit United States District Court, Central District of California, Santa Ana Division, against El Pollo Loco, Inc. and its advertising agency, Krueger Communications, LLC. Fall River Music claimed all rights, title and interest to the musical composition “Guantanamera,” and alleged that the music used by EPL in its advertisements was an infringement of Fall River’s copyrights. Krueger’s insurance company accepted coverage and defended EPL in this suit. The parties settled the matter and the lawsuit was dismissed on November 15, 2007.

On January 11, 2007, Veronica Blanco, on behalf of herself and all others similarly situated, filed a purported class action complaint against EPL in the United States District Court, Central District of California, Santa Ana Division. Plaintiff alleges violations of the federal Fair Credit Reporting Act and Fair and Accurate Credit Transactions Act, which restrict the credit card information that may be printed on customer receipts. The Court issued an order on November 1, 2007, striking the class allegations on its own motion. This matter is therefore no longer a purported class action and is expected to have no material impact on the Company.

On April 10, 2007, Shawn Monroe filed a purported class action in state court in Los Angeles County. Plaintiff had dismissed his individual ADA action against a single EPL restaurant when the Court denied his request to convert that lawsuit to a class action. He then filed this lawsuit alleging ADA violations on behalf of all disabled individuals who utilize wheelchairs or electric scooters for mobility at all EPL company-owned restaurants in the state of California. The Court issued an order on February 14, 2008 striking plaintiff’s class allegations without leave to amend his compliant. This case is an individual claim for a single restaurant location and therefore is expected to have no material impact on the Company.

In April 2007, Dora Santana filed a purported class action in state court in Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. Written discovery has just begun on the limited issue of class certification. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could be material, and we cannot give any assurance that we would have the resources available to pay such settlement or judgment.

In October 2004, five individual plaintiffs initially filed an employment related lawsuit against EPL in Los Angeles County Superior Court. The case was compelled to arbitration, and is now proceeding before a private arbitrator. Three plaintiffs settled for $3,000 each, leaving Syed Rahman, a former Assistant Manager, and Celso Diaz, a former delivery driver claiming discrimination in a variety of forms including race, religion, national origin and gender at the restaurant located in North Hollywood. EPL has a motion for summary judgment pending on each claim, and the arbitration has been taken off calendar to accommodate the required briefing timeline. While we intend to vigorously defend this action, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

On or about October 4, 2007, Robyn James, a former General Manager, filed a lawsuit in Superior Court for the County of Los Angeles. EPL was served on January 31, 2008. Plaintiff alleges race discrimination as well as retaliation and negligent hiring and supervision. In addition to suing EPL, plaintiff has named as individual defendants, the Area Leader of the two stores where she was assigned and an Assistant Manager. This case is in the preliminary stage. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 26, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is not registered under the Securities Exchange Act of 1934, as amended. There is no established public trading market for our common stock. On December 26, 2007, there was one holder of record of our common stock, El Pollo Loco Holdings, Inc.

In fiscal year 2006 and 2007, Intermediate paid no cash dividends. The indentures governing the 2013 and 2014 Notes contain covenants that, among other things, limit our ability to pay dividends on our capital stock, subject to certain exceptions. EPL is also prohibited from paying cash dividends under the terms of EPL’s senior secured credit facility, except in certain circumstances. See Notes 12, 13 and 14 to our Consolidated Financial Statements.

None of our equity securities are authorized for issuance under any equity compensation plan.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data and is qualified by reference to and should be read in conjunction with the consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data is derived from our audited consolidated financial statements. The discussion of the results of operations for fiscal year 2005 is based on the combined results for the periods from December 30, 2004 through November 17, 2005, prior to our acquisition by Chicken Acquisition Corp. (CAC), and for the period November 18, 2005 through December 28, 2005, subsequent to our acquisition by CAC. See “Non-GAAP Financial Measures” at page 1 and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - CAC Acquisition and Related Transactions.”

	Predecessor (1)			Successor (1)
	Fiscal Years (2)				Fiscal Years (2)
	2003	2004	December 30, 2004 to November 17, 2005	December 30, 2004 to November 17, 2005	2006	2007
Income Statement Data:
(Amounts in thousands)
Restaurant revenue	$193,220	$204,820	$197,267	$24,527	$242,571	$259,987
Franchise revenue	13,226	14,216	13,661	1,742	17,317	19,038
Total operating revenue	206,446	219,036	210,928	26,269	259,888	279,025
Product cost	58,430	64,595	62,638	7,958	76,151	81,233
Payroll and benefits	53,608	55,200	50,325	6,746	61,601	67,545
Depreciation and amortization	13,039	13,894	12,743	1,203	10,333	11,947
Other operating expenses	60,967	65,979	65,340	7,958	81,281	90,074
Operating income	20,402	19,368	19,882	2,404	30,522	28,226
Interest expense, net	8,100	18,025	38,726	3,385	28,813	29,167
Income (loss) before income taxes	$12,302	$1,343	($18,844)	($981)	$1,709	($941)
Net income (loss)	$7,370	$1,315	($11,193)	($588)	$637	($4,034)

Supplementary Income Statement Data:
Restaurant other operating expense	$38,511	$39,900	$38,153	$4,623	$51,039	$56,138
Franchise expense	3,427	3,410	2,794	352	3,429	3,747
General and administrative expense	19,029	22,669	24,393	2,983	26,813	30,189
Total other operating expenses	$60,967	$65,979	$65,340	$7,958	$81,281	$90,074

Balance Sheet Data:
Cash and cash equivalents	$5,378	$5,636		$3,552	$2,955	$3,841
Net property (3)	64,678	64,103		71,307	75,476	83,322
Total assets	164,288	167,238		505,919	509,048	516,428
Total debt (4)	133,230	169,582		260,314	262,187	262,267
Total stockholder’s equity (deficiency)	(3,505)	(38,875)		171,691	172,714	172,311
Other Financial Data:
Depreciation and amortization	13,039	13,894	12,743	1,203	10,333	11,947
Capital expenditures (5)	12,262	14,849	13,270	2,891	14,022	29,105

(1)	We refer to ourselves as the Predecessor for all periods prior to CAC’s acquisition of us and as the Successor for all periods subsequent to CAC’s acquisition of us.

(2)
We use a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2003, which ended December 31, 2003, was a 53-week fiscal year. Fiscal years 2004, 2005, 2006 and 2007 are 52-week fiscal years.

(3)	Net property consists of property owned and property held under capital leases.

(4)
Total Predecessor debt consists of 2009 notes, 2010 notes, notes payable and capital lease obligations. Total Successor debt consists of untendered 2009 Notes, the 2013 notes, the 2014 notes, borrowings under the existing senior secured credit facilities, and capital lease obligations.

(5)
Capital expenditures consist of cash paid for the purchase of property as well as cash paid for the purchase of restaurants from franchisees. The amount paid for the purchase of restaurants from franchisees was $8,358,000 in 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors” and “Selected Financial Data,” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

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

Our restaurant counts at the end of each of the last three fiscal years are as follows:

	El Pollo Loco Restaurants Fiscal-Year End
	2005	2006	2007

Company-operated	142	151	159

Franchised	191	208	230

System-wide	333	359	389

During 2007, we opened 11 new company-operated restaurants, purchased 3 previously franchised restaurants and sold 8 restaurants to franchisees. In 2007, franchisees opened 19 new restaurants, acquired 8 restaurants from us, and sold us 3 restaurants.

We plan to open approximately ten company-operated restaurants in fiscal 2008 and a moderately increasing number of company-operated restaurants in succeeding years. We believe our franchisees will open approximately 40 new restaurants in fiscal 2008.

Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters the comparable restaurant base for the calculation of same-store sales the first full week after the 15-month anniversary of its opening. From 2006 to 2007, same-store sales for restaurants system-wide increased 2.7%. System-wide same-store sales include same-store sales at all company-owned stores and franchise-owned stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenues) and contribute to advertising pools based on a percentage of their sales.

Increases in company-operated restaurant revenue are due to growth in new company-operated restaurants and to increases in same store sales, which may include price and transaction volume increases. We implemented menu price increases in January 2008, January 2007 and January 2006. Our May 2005 chicken meal restructuring consisted of changing our menu to allow our customers to select chicken meals specifying white meat, dark meat or mixed pieces, and changing prices accordingly. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics.

Franchise revenue consists of royalties, initial franchise fees, help desk revenue and franchise rental income. Royalties average 4% of the franchisees’ net sales. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. As of December 26, 2007, we have commitments from franchisees to open 208 restaurants at various dates through 2016. As of February 8, 2008 are currently legally authorized to market franchises in 48 states and are pursuing opportunities in those states. We have entered into development agreements that, beginning in the fourth quarter of 2004, have resulted in area development fees being recognized as the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

Product cost, which includes food and paper costs, is our largest single expense. It is subject to increase or decrease based on commodity cost changes and depends in part on the success of controls we have in place to manage product cost in the restaurants. In March 2007, we renewed two chicken contracts with terms ranging from one to two years at higher prices than the expiring contracts. One of these contracts provides a floor and ceiling price for the chicken we buy from the supplier. In March 2008 we renewed a chicken supply contract with one of our suppliers for a term of one year at higher prices than the expiring contract. We are also in the process of renewing another contract and contracting with a new supplier, both of which will be effective as of March 2008 for one year terms.We implemented price increases in January 2008, January 2007 and January 2006 that have partially mitigated the impact of higher chicken prices on our profitability. We expect that the cost of chicken will continue to be negatively affected by the significant demand for corn and, due to competitive pressures, there is no assurance that we will be able to increase menu prices in the future to offset these increased costs.

Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation, including minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. On September 12, 2006, the state of California passed legislation increasing the minimum wage in the state from $6.75 per hour to $7.50 per hour effective January 1, 2007. Additionally on January 1, 2008, the minimum wage in California increased to $8.00 per hour. Legislation has also passed to raise the federal minimum wage from $5.85 to $6.55 per hour effective July 24, 2008 and to $7.25 per hour effective July 24, 2009. The Company implemented a menu price increase of approximately 2% at the beginning of 2007 and approximately 2.5% at the beginning of 2008 in order to mitigate the impact on profits of the minimum wage increase and commodity increases. Workers’ compensation insurance costs are subject to a number of factors, and although the state of California passed legislation designed to reduce workers’ compensation insurance expense to employers, we cannot predict whether such legislation will actually reduce our workers’ compensation insurance expense. We have seen an overall reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in 2002.

Depreciation and amortization expense changed subsequent to our acquisition by CAC in 2005, which we refer to as the Acquisition, a result of fair values assigned to assets acquired and liabilities assumed at the date of the Acquisition as determined by management with the assistance of an independent valuation company.

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

General and administrative expense includes all corporate and administrative functions that support existing operations and provide the infrastructure to facilitate our growth. These expenses have been impacted by litigation costs, rating agency fees, directors and officers insurance, compliance with laws relating to corporate governance and public disclosure, and audit fees. In addition, in 2004 we began to incur additional costs associated with developing disclosure controls and procedures and implementing the level of internal controls required for a company with registered securities.

Our company-operated restaurant-level cash flow margins (representing restaurant-level revenue less product cost, payroll and benefits and restaurant other operating expense, which is calculated as a percentage of restaurant revenue), which averaged 23%, 22% and 21% for years 2005, 2006 and 2007, respectively, are influenced by many factors. Changes in same-store sales have a significant impact on restaurant-level cash flow (restaurant-level revenue less product cost, payroll and benefits, and restaurant other operating expense) due to the fixed component of certain restaurant costs that do not fluctuate as sales change. The addition of new restaurants period over period will lead to increased restaurant-level revenue and costs, but is not expected to have a significant impact on restaurant-level cash flow margins. We present restaurant-level cash flow margin, which is calculated as a percentage of restaurant revenue, as a further supplemental measure of the performance of our company-operated restaurants. Restaurant level cash flow and restaurant level cash flow margin are both financial measures that are not required by or presented in accordance with GAAP. For a discussion of our use of restaurant-level cash flow and restaurant-level cash flow margin and their limitations, see “Non-GAAP Financial Measures” on page 1 above. The following table reconciles restaurant-level cash flow to net income (loss) for years 2005, 2006 and 2007:

	Fiscal Year
	2005(1)	2006	2007
Net income (loss)	$(11,781)	$637	$(4,034)
Provision for income taxes	8,044	1,072	3,093
Interest expense, net	42,111	28,813	29,167
Depreciation and amortization	13,946	10,333	11,947
General and administrative expense	27,376	26,813	30,189
Franchise expense	3,146	3,429	3,747
Franchise revenue	(15,403)	(17,317)	(19,038)
Restaurant-level cash flow	$51,351	$53,780	$55,071

(1)	Reflects combined results for our Predecessor period and Successor period. This information is not in accordance with GAAP. See “Non-GAAP Financial Measures” on page 1.

CAC Acquisition and Related Transactions

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

Trimaran Pollo Partners, LLC (the “LLC”) owns more than 99% of CAC, our parent company. On December 26, 2007, the Company entered into a Unit Purchase Agreement with the LLC, CAC, EPL, FS Equity Partners V, L.P. (“FSEP V”), FS Affiliates V, L.P. (“FSA V”), Peter Starrett (“Starrett” and collectively with FSEP V and FSA V, the “Purchasers”), and certain members of the LLC (the “Unit Purchase Agreement”). Pursuant to the Unit Purchase Agreement, the Purchasers acquired 409,091 membership units from the LLC, for an aggregate purchase price of $45 million. The LLC contributed the proceeds of this sale to CAC in consideration for 409,091 newly issued CAC shares. The LLC owned 1,910,753 CAC shares prior to the transaction and 2,319,844 CAC shares after the transaction, representing 99.6% of CAC’s outstanding shares. CAC paid various fees and expenses related to this transaction of approximately $1.8 million. See “Liquidity and Capital Resources” below.

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

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements.

Litigation Reserves

We are the subject of litigation in the ordinary course of our business, such as claims asserting violations of wage and hour laws in our employment practices. In preparing our financial statements we account for these contingencies pursuant to the provisions of SFAS No. 5 and FIN 14, which require that we accrue for losses that are both probable and reasonably estimable. With respect to the lawsuit between us and EPL-Mexico as described in Item 3. Legal Proceedings, EPL filed an appeal of a $23 million judgment in January 2008 with the U.S. Fifth Circuit Court of Appeals. The appeal process could take 12 to 18 months. Our appeal will cite a number of key findings by the jury and actions by the plaintiff’s attorney that reinforce the Company’s firm belief that the damage findings were not supported by the facts in this case as a matter of law. Based on the arguments we will make on our appeal, we believe that the likelihood that the appeals court will affirm the judgment is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because we believe that these potential losses are not probable or estimable, we have not recorded any reserves or contingencies related to these legal matters. In the event that our assumptions used to evaluate these matters as neither probable nor estimable change in future periods, we may be required to record a liability for an adverse outcome, which could have a material adverse effect on our results of operations and financial position. See “Litigation Contingency” below.

Recoverability of Property and Equipment

We assess recoverability of property and equipment in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property should be assessed for impairment. Such events or changes may include a significant change in the business climate in a particular market or trade area or a current-period operating or cash flow loss combined with historical loss or projected future losses. If an event occurs or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Our assessments of cash flows represent our best estimate as of the time of the impairment review and are consistent with our internal planning. If different cash flows had been estimated in the current period, the property and equipment balances could have been materially impacted. Factors that we must estimate when performing impairment tests include, among other items, sales volume, prices, inflation, marketing spending, and capital spending. With respect to closed restaurants, assets, if any, are reflected at their estimated net realizable value; liabilities of closed restaurants, which consist principally of lease obligations, are recognized at their contractual obligation amount, reduced by estimated future sublease income. We have not closed any restaurants during the periods presented except for normal lease expirations.

Goodwill and other Intangible Assets

Intangible assets consist primarily of goodwill and the value allocated to our trademarks and franchise network. Goodwill represents the excess of cost over fair value of net identified assets acquired in business combinations accounted for under the purchase method. Goodwill results principally from our Acquisition by CAC for the Successor period November 18, 2005 through December 27, 2006 and our acquisition by a previous shareholder in 1999 for the Predecessor periods.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and certain intangible assets with an indefinite life, including domestic trademarks. We perform an impairment test annually at our fiscal year end, or more frequently if impairment indicators arise. No impairment was recorded in 2005, 2006 and 2007.

The impairment evaluation for goodwill is conducted annually coinciding with our fiscal year-end using a two-step process. In the first step, the fair value of our reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows or in consideration of recent transactions involving stock sales with independent third parties. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared with the carrying amount of the goodwill and an impairment charge is recorded for the difference.

The evaluation of the carrying amount of other intangible assets with indefinite lives is made annually coinciding with our fiscal year-end by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value.

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

Share-Based Compensation

All of our options were granted by CAC and represent the right to purchase CAC common stock. CAC’s only material asset is our stock and CAC has no other material operations. In December 2004, the FASB issued SFAS 123 (R) which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. We adopted the provisions of SFAS 123(R) on December 29, 2005 for 2006 using a prospective application. Under the prospective application, SFAS 123(R) applies to new awards and any awards that are modified or cancelled subsequent to the date of our adoption of SFAS 123(R). Prior periods are not revised for comparative purposes. As we used the minimum value method for pro forma disclosures under SFAS 123, the 277,608 options outstanding at December 28, 2005, will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after December 28, 2005.

Of the 197,023 options we granted in 2005, 195,773, or 99.4%, were granted on December 15, 2005, which was 28 days after the Acquisition. The exercise price of these options to purchase common stock of CAC was equal to the fair market value of the underlying shares. The fair market value of the underlying shares was determined by using the price a third-party purchaser, CAC, had paid in an independent, arm’s-length transaction to acquire all of our outstanding shares of common stock on November 18, 2005. We did not obtain a contemporaneous valuation of our common stock by a third party because we believe this arm’s-length transaction most appropriately reflected the fair market value of the underlying stock on December 15, 2005. We did not obtain a contemporaneous valuation by a third party upon grant of the remaining 1,250 options granted earlier in 2005 due to the nominal size of the grant.

The terms of the 171,281 options granted on December 15, 2005 (that are outstanding at December 26, 2007), provided that if an initial public offering of at least $50,000,000 occurred before November 18, 2007, one-half of the then unvested options would have become exercisable and the remaining unvested options would have been exchanged for restricted stock. In the event of a change in control at any time or an initial public offering after November 18, 2007, the options will become 100% vested. We accounted for unvested options that would have been cancelled and replaced with restricted stock upon completion of an initial public offering before and until November 18, 2007 using variable accounting, which required us to recognize expense in each reporting period based on the change in incremental value of the award at each fiscal quarter. As the Company did not undertake an initial public offering prior to November 18, 2007, the future compensation expense is calculated based on the fair market value of the underlying stock as of this date. For the year ended December 26, 2007, we recognized compensation expense of $381,000, which caused a decrease to net income of $155,000. As of December 26, 2007, the total unamortized compensation expense related to these options was approximately $1.5 million, which will be amortized over the remaining vesting period of approximately 5.0 years, or earlier in the event of an initial public offering of our common stock or a change in control.

The procedures used in determining the unamortized expense require valuations of the underlying common stock at each reporting date. For purposes of determining the value of the common stock, the Company employed an internal analysis and calculation for the quarters ended March and June of 2006. We applied a probability weighted analysis of the present value of returns afforded to common shareholders under three possible future outcomes, including: (a) our continued operation as a private company, (b) the completion of an initial public offering and (c) a sale of our company. We did not obtain a contemporaneous valuation of CAC common stock by a third party in March or June of 2006 because we believe the recent Acquisition by CAC constituted an arm’s-length transaction that provided an adequate basis, along with the other methods employed, to properly value CAC common stock on June 28, 2006.

In September 2006, we engaged an independent third-party valuation firm to perform valuations in order to assist us in our determination of the common stock valuation on a quarterly basis. These valuations are used to determine the change in the incremental value of options that are subject to variable accounting and to assist us in determining fair market value of CAC’s common stock for option grant purposes. In each quarter from September 2006 to September 2007, we obtained valuations of the estimated then-current fair values of CAC stock prepared by an independent third-party valuation firm. These valuations used a weighted combination of the market comparable approach and the income approach to estimate the aggregate enterprise value of our company at each valuation date. The market comparable approach estimates the fair value of a company by applying market multiples of publicly traded firms in similar lines of business to the company statistics. The income approach involves applying appropriate risk-adjusted discount rates to estimated debt-free cash flows, based on forecasted revenue and costs. The projections used in connection with this valuation were based on our expected operating performance over the forecast period including the terminal year. There is inherent uncertainty in these estimates. If different discount rates or other assumptions had been used, the valuation conclusions reached would have been different.

The equity value was then allocated to outstanding options and the shares of common stock using the Black-Scholes option-pricing method at each valuation date. The option-pricing method involves making assumptions regarding the anticipated timing of a potential liquidity event, such as an initial public offering, and estimates of the volatility of CAC equity securities. The anticipated timing of a potential liquidity event was based on the plans of our board of directors and management. Estimating the volatility of the share price of a privately held company is complex because there is no readily available market for the shares. The third-party valuation firm, with our concurrence, estimated the volatility of CAC stock based on available information on the volatility of stocks of publicly traded companies in our industry. Had different estimates of volatility and anticipated timing of a potential liquidity event been used, the value of CAC common stock would have been different as of each valuation date.

Beginning in 2006, pursuant to SFAS 123(R), we began to use the Black-Scholes option-pricing model to value compensation expense for share-based awards granted and developed estimates of various inputs, including, expected term of the option grants, expected volatility of CAC common stock, comparable risk-free interest rate and expected dividend rate. The forfeiture rate is based on historical rates of option grants and reduces the compensation expense recognized. The expected term of options granted is derived from the simplified method per Staff Accounting Bulletin No. 107 “SAB 107”. The comparable risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of stock options. Expected volatility is based on the stock price volatility for companies in our industry. We do not anticipate paying any cash dividends in the foreseeable future and therefore we use an expected dividend rate of zero. Under the prospective method of SFAS 123(R), compensation expense was recognized during the year ended December 27, 2006 and December 26, 2007 for all stock based payments granted after December 28, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The fair market value of CAC’s common stock as of December 26, 2007 was determined by using the price a third-party purchaser paid in an independent, arm’s-length transaction to invest in Trimaran Pollo Partners, LLC, whose only asset is its investment in CAC. CAC’s only asset is its investment in EPLI. This transaction occurred on December 26, 2007. We did not obtain a contemporaneous valuation of CAC common stock by a third party because we believe this arm’s-length transaction most appropriately reflected the fair market value of the stock.

Results of Operations

Our operating results for 2005, 2006 and 2007 are expressed as a percentage of restaurant revenue below:

	Fiscal Years
	2005(1)	2006	2007
Income Statement Data:
Restaurant revenue	100.0%	100.0%	100.0%
Product cost	31.8	31.4	31.2
Payroll and benefits	25.7	25.4	26.0
Depreciation and amortization	6.3	4.3	4.6
Other operating expenses	33.0	33.5	34.6
Operating income	10.0	12.6	10.9
Interest expense	19.0	11.9	11.2
Income (loss) before income taxes	(8.9)	0.7	(0.4)
Net income (loss)	(5.3)	0.3	(1.6)
Supplementary Income Statement Data:
Restaurant other operating expense	19.3	21.0	21.6
Franchise expense	1.4	1.4	1.4
General and administrative expense	12.3	11.1	11.6
Total other operating expenses	33.0	33.5	34.6

(1)
Reflects combined results for our Predecessor period and Successor period. This information is not in accordance with GAAP. See “—Basis of Presentation” below for an explanation of this information and limitations of the usefulness of this information.

Basis of Presentation

The discussion of the results of operations for the twelve months ended December 28, 2005 is based on the combined results for the Predecessor period from December 30, 2004 through November 17, 2005, and the Successor period November 18, 2005 through December 28, 2005. This combined presentation is not in accordance with GAAP; however, we believe it is useful in analyzing and comparing certain of our operation trends from 2005 to 2006. Because of the application of purchase accounting related to our acquisition by CAC in November 2005, certain amounts might not be comparable between the periods.

Fiscal Year Ended December 26, 2007 Compared to Fiscal Year Ended December 27, 2006

Restaurant revenue increased $17.4 million, or 7.2%, to $260.0 million for 2007 from $242.6 million from 2006. This increase was partially due to an additional $4.4 million in restaurant revenue resulting from a 1.9% increase in company-operated same-store sales for 2007 from 2006. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s fifteen-month anniversary. The components of the company-operated comparable sales growth increase were a price increase of 2.2%, a transaction decrease of 1.4%, and a menu mix increase of 1.1%. The increase in restaurant revenue was also due in part to $6.4 million in current year revenue from twelve restaurants opened in 2005 and 2006, $6.7 million from eleven restaurants opened in 2007 and $3.2 million from three restaurants acquired from a franchisee in 2007 partially offset by lost sales of $1.0 million due to the temporary closure of a restaurant due to a fire in 2007 and $2.3 million due to the sale of eight company restaurants to franchisees in 2007. The transaction decrease reflects intense competition and a general sales softness in the QSR industry, in part due to higher gas prices, recession fears and other economic factors that are expected to continue in 2008.

Franchise revenue increased $1.7 million, or 9.9%, to $19.0 million for 2007 from $17.3 million for 2006. This increase is primarily due to an increase in royalties resulting from a 3.4% increase in franchise same-store sales and also to an increase of $0.2 million in franchise fees due to the increase in franchise store openings.

Product cost increased $5.0 million, or 6.7%, to $81.2 million for 2007 from $76.2 million for 2006. These costs as a percentage of restaurant revenue were 31.2% for 2007 compared to 31.4% for 2006. This 0.2% decrease resulted primarily from the menu price increases taken in January 2007, offset partially by increases in commodity costs. See “Inflation” below.

Payroll and benefit expenses increased $5.9 million, or 9.6%, to $67.5 million for 2007 from $61.6 million for 2006. As a percentage of restaurant revenue, these costs increased by 0.6 percentage points to 26.0% for 2007 from 25.4% for 2006. This increase is primarily attributed to increased spending on manager training and the increase in the California minimum wage effective January 1, 2007. Payroll expenses will be negatively impacted in 2008 due to the California minimum wage increase from $7.50 to $8.00 per hour on January 1, 2008 and the increase in the federal minimum wage from $5.85 to $6.55 in July 2008. See “Inflation” below.

Depreciation and amortization increased $1.6 million, or 15.6% to $11.9 million for 2007 from $10.3 million for 2006. These costs as a percentage of restaurant revenue increased to 4.6% for 2007 from 4.3% for 2006. The increase in depreciation expense as a percentage of restaurant revenue is due to capital expenditures on existing restaurants to comply with the federal Americans with Disabilities Act remodels.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $5.1 million, or 10.0%, to $56.1 million for 2007 from $51.0 million for 2006. These costs as a percentage of revenue increased by 0.6 percentage points to 21.6% for 2007 from 21.0% for 2006. The increase in operating costs as a percentage of revenue was due in part to a 0.4% increase in occupancy costs as a percentage or revenue, which was primarily due to higher rent costs, a reduction in the annual amortization of the unfavorable leasehold interest liability and increased common area maintenance costs. The increase in operating costs was also due to increased advertising expense as a percentage of revenue of 0.2%, an increase in credit card fees as a percentage of revenue of 0.1%, and increased repair and maintenance fees as a percentage of revenue of 0.1%, partially due to a higher general run rate of equipment repairs and refrigeration. The increase in other operating expense was partially offset by insurance proceeds received in 2007 for a fire at one of our restaurants which decreased other operating expense by 0.2% as a percentage of revenue.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and is to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased $0.3 million, or 9.3%, to $3.7 million for 2007 compared to $3.4 million for 2006. This increase is primarily attributed to increased occupancy expenses as a result of the change in amortization of the favorable leasehold interest subsequent to the Acquisition by CAC.

General and administrative expense increased $3.4 million, or 12.6%, to $30.2 million for 2007 from $26.8 million from 2006. General and administrative expense as a percentage of revenue was 11.6% and 11.1% for the 2007 and 2006, respectively. The increase in general and administrative expenses was due to a $0.8 million increase in salary and fringe expense, primarily due to increased headcount, a $2.5 million non-cash loss recognized in the current period primarily attributed to the sale of eight company restaurants to franchisees, increased legal fess of $1.5 million and an increase in stock option expense of $0.3 million, partially offset by $1.8 million in IPO expenses in 2006 that did not recur in the current year.

Interest expense, net of interest income, increased $0.4 million, or 1.2%, to $29.2 million in 2007 from $28.8 million for 2006. Our average debt balances for 2007 increased to $262.2 million compared to $261.3 million for 2006 and our average interest rate decreased to 10.61% for 2007 compared to 10.62% for 2006.

Our provision for income taxes consisted of income tax expense of $3.1 million in 2007 compared with $1.1 million in 2006 for an effective tax rate of (328.6)% for 2007 and 62.7% for 2006. The 2007 period’s effective tax rate was impacted by an adjustment to recognize an interest deduction related to the EPL Intermediate Discount Notes in the amount of $0.5 million that we determined not to be subject to Applicable High Yield Discount Obligation (AHYDO) rules in Section 163(i) of the Internal Revenue Code. The effective tax rate was also impacted by an adjustment for the non-deductible portion of goodwill written-off, in the amount of $2.8 million, related to the sale of eight company restaurants.

As a result of the factors above, we had a net loss of $4.0 million, or (1.6%) as a percentage of restaurant revenue, for 2007 compared to net income of $0.6 million, or 0.3% of restaurant revenue, for 2006.

Fiscal Year Ended December 27, 2006 Compared to Fiscal Year Ended December 28, 2005

Restaurant revenue increased $20.8 million, or 9.4%, to $242.6 million for 2006 from $221.8 million from 2005. This increase was partially due to an additional $8.2 million in restaurant revenue resulting from a 3.7% increase in company-operated same-store sales for 2006 from 2005. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s fifteen-month anniversary. The increase in restaurant revenue was also due in part to $5.8 million from six restaurants opened in 2005 and $6.8 million from nine restaurants opened in 2006.

Franchise revenue increased $1.9 million, or 12.4%, to $17.3 million for 2006 from $15.4 million for 2005. This increase is primarily due to an increase in royalties resulting from a 7.0% increase in franchise same-store sales and also to an increase of $0.6 million in franchise fees due to the increase in franchise store openings.

Product cost increased $5.6 million, or 7.9%, to $76.2 million for 2006 from $70.6 million for 2005. These costs as a percentage of restaurant revenue were 31.4% for 2006 compared to 31.8% for 2005. This 0.4% decrease resulted primarily from the menu price increases taken in January 2006 and the chicken meal restructuring in May 2005.

Payroll and benefit expenses increased $4.5 million, or 7.9%, to $61.6 million for 2006 from $57.1 million for 2005. As a percentage of restaurant revenue, these costs decreased 0.3% to 25.4% for 2006 from 25.7% for 2005. This decrease was primarily due to margin leverage from the menu price increases taken in January 2006 and the chicken meal restructuring in May 2005.

Depreciation and amortization decreased $3.6 million, or 25.9% to $10.3 million for 2006 from $13.9 million for 2005. These costs as a percentage of restaurant revenue decreased to 4.3% for 2006 from 6.3% for 2005. The decrease in depreciation expense is due to the revaluation of the Company’s assets and the new useful lives determined in connection with the sale of the Company to CAC.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $8.3 million, or 19.3%, to $51.0 million for 2006 from $42.8 million for 2005. These costs as a percentage of revenue increased 1.7% to 21.0% for 2006 from 19.3% for 2005. The increase in operating costs as a percentage of revenue was due in part to a 1.0% increase in occupancy costs as a percentage or revenue, which was primarily a result of the revaluation of the fair market value of leases assumed in the Acquisition by CAC and a reduction in the annual amortization of the unfavorable leasehold interest liability. The increase in operating costs was also due to an increase in utilities as a percentage of revenue of 0.2%, primarily electricity, increased repair and maintenance fees as a percentage of revenue of 0.4%, partially due to fryer maintenance which was completed on all Company stores in 2006, and higher than normal outside vendor expenses due to understaffing in our facilities technician positions.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and is to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased $0.3 million, or 9.0%, to $3.4 million for 2006 compared to $3.1 million for 2005. This increase is primarily attributed to increased occupancy expenses as a result of the change in amortization of the favorable leasehold interest subsequent to the Acquisition by CAC.

General and administrative expense decreased $0.6 million, or 2.1%, to $26.8 million for 2006 from $27.4 million from 2005. General and administrative expense as a percentage of revenue was 11.1% and 12.3% for the 2006 and 2005, respectively. The decrease in expenses in 2006 was due to the following 2005 expenses which did not recur in 2006: (i) $3.1 million in expenses related to the sale of the Company to CAC (ii) a $1.1 million asset impairment charge and (iii) bonus expense related to the revaluation of stock options of $0.4 million. These decreases were partially offset by increased travel expenses of $0.4 million, a $0.5 million gain on sale of assets that occurred in 2005, increased salaries and wages expense of $0.9 million, primarily attributed to increased headcount and annual raises, $0.4 million of expense related to stock options and $1.8 million of costs related to a proposed public offering which was withdrawn in October 2006.

Interest expense, net of interest income, decreased $13.3 million, or 31.6%, to $28.8 million in 2006 from $42.1 million for 2005. Excluding the tender premium related to the retirement of the 2009 and 2010 Notes, in the amount of $15.7 million, and the write-off of deferred finance cost related to prior financing activities, in the amount of $6.0 million, both of which occurred in 2005, interest expense, net of interest income increased $8.4 million, or 41.2%, to $28.8 million for 2006 from $20.4 million for 2005. Our average debt balances for 2006 increased to $261.3 million compared to $166.9 million for 2005 and our average interest rate increased to 10.62% for 2006 compared to 9.06% for 2005. Our average debt balances for 2005 (post acquisition) were $260.1 million and our average interest rate was 10.19%.

Our provision for income taxes consisted of an income tax expense of $1.1 million and an income tax benefit of $8.0 for 2006 and 2005, respectively, for an effective tax rate of 62.7% for 2006 and (40.6)% for 2005. Our 2006 tax rate was affected by disqualified interest expense in 2006. We expect our tax rate in future years to fluctuate based upon the percentage of our disqualified interest expense to our taxable income.

As a result of the factors above, we had net income of $0.6 million, or 0.3% as a percentage of restaurant revenue, for 2006 compared to a net loss of $11.8 million, or (5.3%), for 2005.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. At December 26, 2007, our total debt was $262.3 million. See “Debt and Other Obligations” below. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and the approximately $8.5 million that EPL had available at December 26, 2007, under the revolving portion of its senior secured credit facilities will be adequate to meet our liquidity needs for at least the next 12 months.

In December 2007, our parent company, CAC, received a capital infusion of $45.0 million. On December 26, 2007, CAC made a $3.0 million capital contribution to EPL through intermediary subsidiaries which was used for normal operating purposes and capital expenditures. On January 25, 2008, CAC made an $8 million capital contribution to the Company. The Company used $7.8 million of these proceeds to repurchase a portion of the outstanding 14.5% senior discount notes due 2014 (see Note 14 to our Consolidated Financial Statements) at a price that approximated their accreted value. The Company expects that CAC will make future capital contributions to the Company and EPL for acceleration of company-owned store growth and other corporate purposes.

In 2007, our capital expenditures totaled $29.1 million, consisting of $13.1 million for new restaurants, $1.8 million for capitalized repairs of existing sites, $1.0 million for remodels, including the remodel of the store that had a fire in the current year, $4.8 million for miscellaneous capital projects, including construction costs for the new corporate office, and $8.4 million for the purchase of three franchise restaurants.

Cash and cash equivalents increased $0.8 million from $3.0 million at December 27, 2006 to $3.8 million at December 26, 2007. During 2007, we made $2.3 million in principal repayments on EPL’s term loan, $17.5 million in payments to pay off borrowings under our revolving credit facility, and $25.0 million in interest payments. The interest payments related primarily to the 2013 Notes and the term loan, $14.8 million and $8.9 million, respectively. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Operating Activities. We had net cash provided by operating activities of $23.2 million for 2007 compared with $20.7 million for 2006. The increase in cash provided by operating activities of $2.5 million in 2007 compared to 2006 was primarily attributable to increased accounts payable balances, increases in deferred income taxes and changes in loss on disposal of assets partially offset by changes in the income taxes payable balances and the net loss.

Investing Activities. We had net cash used in investing activities of $21.1 million for 2007 compared with net cash used in investing activities of $19.1 million for 2006. The increase in cash used in investing activities of $2.0 million was related to $2.7 million in increased expenditures for new store construction, $0.8 million for increased spending for remodels, which included the remodel of the store that had the fire, $8.4 million for the purchase of the three franchise restaurants and $3.0 million in construction costs related to the new corporate office, partially offset by $8.0 million in proceeds received for asset dispositions primarily attributed to the eight restaurants sold to franchises in the current period and for the insurance proceeds received for the store that had a fire in the current year and also due to $5.1 million for acquisition costs incurred in the prior period that did not recur in the current period.

Financing Activities. We had net cash used in financing activities of $1.2 million for 2007 compared with net cash used in financing activities of $2.2 million for 2006. The decrease in cash used in financing activities in 2007 was primarily attributable to the increased draw down of our revolving credit facility of $10.5 million and the capital contribution of $3.0 million received in 2007, partially offset by increased payments on debt of $12.7 million due to increased borrowings on our revolver that were paid in the current period and also due to a 2006 principal payment that was made in the current period.

Debt and Other Obligations

On November 18, 2005, EPL entered into senior secured credit facilities with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The senior secured credit facilities provide for an $104.5 million term loan and $25.0 million in revolving availability. As of December 26, 2007, EPL was in compliance with all of the financial covenants contained in its senior credit facility. In March 2007 we amended the credit facility to reduce the interest rate and to modify in our favor the terms of certain restrictive covenants.

We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the life of the respective lease.

At December 26, 2007, we had $30,274,000 outstanding in aggregate principal amount of 14½% Senior Discount Notes due 2014. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 would be equal to the full principal amount of $39,342,000 at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 ½% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. On January 25, 2008, CAC made an $8 million capital contribution to the Company. The Company used $7.8 million of these proceeds to repurchase a portion of these notes at a price that approximated their accreted value. See Note 14 to our Consolidated Financial Statements.

As of December 26, 2007, we had $250,000 and $123,843,000 outstanding in aggregate principal amount under our 2009 Notes and 2013 Notes, respectively. See Notes 11 and 12 to our Consolidated Financial Statements.

The following table represents our contractual commitments (which includes expected interest expense) to make future payments pursuant to our debt and other obligations disclosed above and pursuant to our restaurant operating leases outstanding as of December 27, 2007 (amounts in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Existing Senior Secured Credit Facilities—Term Loan	$8,817	$8,738	$8,658	$105,035	$—	$—	$131,248
2009 Notes	23	273	—	—	—	—	296
2013 Notes	14,688	14,688	14,688	14,688	14,688	139,688	213,128
2014 Notes	—	—	5,705	5,705	5,705	50,751	67,866
Capital leases (see Note 7 to our consolidated financial statements)	1,711	948	627	457	436	2,031	6,210
Purchase obligations (2)	2,838	3,224	2,203	341	—	—	8,606
Subtotal	28,077	27,871	31,881	126,226	20,829	192,470	427,354

Restaurant operating leases net (1)	15,925	16,096	15,769	15,769	15,446	92,889	171,894
Total	$44,002	$43,967	$47,650	$141,995	$36,275	$285,359	$599,248

(1)	Does not reflect the impact of renewals of operating leases that are scheduled to expire during the periods indicated.

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

At December 26, 2007, we had outstanding letters of credit totaling $14.0 million, which served as collateral for our various workers’ compensation insurance programs and our appeal bond in the Mexico litigation appeal.

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

As of December 26, 2007, EPL was in compliance with all of the financial covenants contained in its senior credit facility. As of such date we calculated all relevant ratios under its senior credit facility as follows:

•	EPL’s “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 0.99 to 1; and

•	EPL’s “leverage ratio” (as such term is defined in the senior credit agreement) was 5.07 to 1.

These two ratios were permitted to be no less than 0.95 to 1, and no greater than 5.25 to 1, respectively, as of such date.

In addition, as of December 27, 2006, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as such terms are defined in the indenture governing the 2014 Notes) at 1.56 to 1 and 5.84 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. The indenture permits us to incur indebtedness that (a) is contractually subordinated to the 2014 Notes, (b) has a maturity date after November 15, 2014, and (c) does not provide for payment of cash interest prior to November 15, 2014. The indenture also permits our “restricted subsidiaries” (as such term is defined in the indenture), including EPL, to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, and, in the case of indebtedness incurred by us, if our consolidated leverage ratio would have been equal to or less than 7.5 to 1, all as determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if such indebtedness had been incurred at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness.

Litigation Contingency

In late 2007, judgments totaling over $23 million were entered against ELP in the case El Pollo Loco S.A. de C.V. (EPL-Mexico) v. El Pollo Loco, Inc. described in Item 3 of this Report. In connection with its appeal of this judgment, in January 2008 EPL posted an appeal bond in the amount of $24,301,450. A portion of the appeal bond was collateralized by a $17,900,000 letter of credit arranged by Trimaran Fund II, LLC (“Trimaran Fund”). If Trimaran Fund provides cash collateral to secure the appeal bond, rather than a letter of credit, EPL must pay Trimaran Fund an annual fee equal to 13.25% of the cash collateral, payable quarterly. The cash collateral fee is payable, at Trimaran Fund’s option, in accordance with the payment options described in Item 11. “Executive Compensation - Compensation Committee Interlocks and Insider Participation - Agreements Related to Litigation Appeal Bond.” The balance of the appeal bond was collateralized by unused borrowings under the revolving portion of our senior secured credit facilities. As a result, until the appeal bond is terminated, the borrowings available under our $25 million revolving line of credit are reduced by $6,450,000.

The appeal could take 12 to 18 months to complete. If the judgments are upheld on appeal, EPL will be required to pay the amount of such judgments, which could result in an event of default under our credit and debt facilities and materially adversely affect our liquidity, financial condition and business. EPL entered into agreements with Trimaran Fund to facilitate the posting of the appeal bond and, if necessary, the payment of the judgments, as described in Item 11. However, there is no assurance that we will have the financial resources to pay such judgments. If the plaintiff satisfies its judgment by collecting under the appeal bond, EPL will be required to repay the portion of the bond collateralized by Trimaran Fund, at the option of Trimaran Fund, with cash, a two-year convertible promissory note bearing interest at rates ranging from 13.25% to 17.50% per annum, or convertible preferred stock or common stock of CAC. If Trimaran Fund demands payment in cash or with a promissory note, such payments could have a material adverse effect on the Company’s liquidity, cash flows, financial condition and business.

For the reasons set forth in this Item 7 under “Critical Accounting Policies and Estimates,” no accrual for these judgments has been recorded as of December 26, 2007.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standard Board (the “FASB”) issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) is effective for fiscal periods beginning after December 15, 2008 and should be applied prospectively for all business acquisitions entered into after the date of adoption. We are currently evaluating the impact the adoption of SFAS No. 141(R) will have on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial position or results of operations.

In February 2007, the FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from our customers are and have been recorded on a net basis. We have no intention of modifying this accounting policy. As such, the adoption of EITF 06-03 did not have an effect on our consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years ending after December 15, 2006. The Company determined that the adoption of FIN 48 did not have a significant impact on its financial position or results of operations (see Note 17 to our Consolidated Financial Statements).

Inflation

Over the five years prior to 2007, inflation did not significantly affect our operating results. However, the impact of inflation on labor, food and occupancy costs in 2007 and, in the future, could significantly affect our operations. In March 2007 and March 2008, we renewed certain chicken supply contracts with terms ranging from one to two years at higher prices than the expiring contracts. In the last year, corn prices, which are a primary feed source for chicken, have increased dramatically. A major driver of this increase is rapidly increasing demand for corn from the ethanol industry. There have been many new ethanol plants opening in the United States, and most of these plants use corn as the primary source of grain to make ethanol. In addition, there has been a global increase in demand for corn and wheat, which has put pressure on grain prices worldwide. These conditions are expected to continue in 2008. Our workers’ compensation and health insurance costs have been and are subject to continued inflationary pressures. We have mitigated significant potential increases in our workers’ compensation insurance costs by switching from a guaranteed cost insurance program to a high deductible insurance program in 2003. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. The State of California increased the minimum wage from $6.75 per hour to $7.50 per hour effective January 1, 2007. Additionally on January 1, 2008, the minimum wage in California increased to $8.00 per hour. Legislation has also passed to raise the federal minimum wage from $5.85 to $6.55 per hour effective July 24, 2008 and to $7.25 per hour effective July 24, 2009. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We have implemented price increases in 2007 and 2008 to partially mitigate the impact of higher chicken prices and labor costs on our profitability. We believe that our current practice of maintaining operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is our most effective tool for dealing with inflation. Due to intense competition, there is no assurance we will be able to implement menu price increases in the future. If inflationary pressures require aggressive menu price increases in the future to protect our margins, check average and restaurant traffic could be materially, adversely affected.

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

A hypothetical 10% fluctuation in the variable interest rate on our existing debt of $104.0 million as of December 26, 2007 would result in an increase or decrease in interest expense of approximately $0.2 million in a given year. We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates as of December 26, 2007 to be material.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, including the Independent Registered Public Accounting Firm’s Report thereon, are listed under Item 15(a) and filed as part of this Annual Report on Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Our Chief Executive Officer and Senior Vice President of Finance have concluded that the design and operation of our disclosure controls and procedures are effective as of December 26, 2007. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in our SEC filings and submissions is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

There have been no changes in our internal control over financial reporting that occurred during our year ended December 26, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting immediately precedes the Report of Independent Registered Public Accounting Firm.

Item 9B. Other Information.

On March 18, 2008, EPL executed a supply agreement with Koch Foods, Inc., one of its suppliers of chicken for its restaurants. The agreement provides for prices and quantities of chicken to be provided to the Company and is effective for the period March 1, 2008 through February 28, 2009. This information is provided in this report in response to Item 1.01, Entry into a Material Definitive Agreement, of Form 8-K in lieu of filing a Form 8-K.

On March 19, 2008, the Compensation Committee approved an amendment to the executive officers’ employment agreements to conform the definition of adjusted EBITDA in such agreements (which is used in connection with the determination of annual incentive bonuses) to the definition of adjusted EBITDA applicable to all employees under the Company’s employee incentive plans. The form of the amendment is filed as Exhibit 10.43 to this Report and is incorporated herein by this reference. This information is provided in this report in response to Item 5.02(e), Compensatory Arrangements of Certain Officers, of Form 8-K in lieu of filing a Form 8-K.

On March 20, 2008, the Company issued a press release reporting results of operations for the fourth quarter and year ended December 26, 2007. A copy of the press release is being furnished as Exhibit 99 hereto and is incorporated herein by this reference. We do not intend for this exhibit to be incorporated by reference into any other filings we make with the SEC. This information is provided in this report in response to Item 2.02, Results of Operations and Financial Condition, and Item 9.01, Financial Statements and Exhibits, of Form 8-K in lieu of filing a Form 8-K.

PART III

Item 10. Directors and Executive Officers of the Company.

The following table sets forth certain information regarding our board of directors and executive officers:

Name	Age(1)	Position
Stephen E. Carley	55	President, Chief Executive Officer and Director
Karen B. Eadon	54	Senior Vice President of Marketing and Chief Marketing Officer
Joseph N. Stein	47	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Brian Berkhausen	52	Senior Vice President of Development
Jeanne A. Scott	60	Senior Vice President of Human Resources and Training and Assistant Secretary
Jerry Lovejoy	54	Senior Vice President, General Counsel and Secretary
Stephen J. Sather	60	Senior Vice President of Operations
Douglas K. Ammerman(2)	56	Director
Jay R. Bloom	52	Director
Andrew R. Heyer(3)	50	Director
Dean C. Kehler(2)	51	Director
Dennis Lombardi(2)(3)	60	Director
Alberto Robaina	43	Director
John M. Roth(3)	49	Director
Griffin Whitney	32	Director

(1)	As of March 1, 2008.
(2)	Member of Audit Committee.
(3)	Member of Compensation Committee.

Stephen E. Carley has been the President, Chief Executive Officer and a director of EPL since April 2001. He has been our President since June 2004 and was elected a director of the Company in February 2007. Mr. Carley has over 25 years of experience in the restaurant and food-service industries, including from 1993 to November 1996 when Mr. Carley served in various capacities, including National Vice President of Development, for Taco Bell Corporation. From November 1996 to October 1998, Mr. Carley was President of Universal Studios Hollywood Theme Park and Citywalk, a division of Universal Studios, Inc. From January 1999 to April 2001, Mr. Carley served as President of OnRadio.com, a website hosting and design business, Chief Executive Officer of JoePix.com, and President of PhotoPoint Corporation, two digital-imaging companies. Previously in his career, Mr. Carley spent 13 years in brand management and operations with General Mills, Inc., the Pillsbury Company and PepsiCo, Inc.

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

Jeanne A. Scott was elected our Senior Vice President of Human Resources and Training in February 2007 and has held that position at EPL since January 2006. She served as Vice President of Human Resources and Training of EPL from February 2003 to January 2006. From January 1999 to January 2003, Ms. Scott served as Senior Vice President, Human Resources at Alliance for Sodexho, a worldwide food service management company. From December 1995 to November 1998, she served as Vice President Human Resources and Training for Koo Koo Roo, Inc.

Jerry Lovejoy has been the Senior Vice President and General Counsel for the Company and EPL since July 2007. From November 1999 to May 2003, he served as Division Counsel for McDonald’s Corporation in San Diego, California and from August 2003 to July 2006, he served as Vice President and General Counsel of Men’s Wearhouse in Fremont, California.

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

Jay R. Bloom was elected a director of the Company and EPL in December 2007. Mr. Bloom has been a Managing Partner of Trimaran Capital, L.L.C. since 2000 and a member of the Investment Committee of Trimaran Advisors, L.L.C., the investment advisor to Caravelle Investment Fund L.L.C., since 1998. Prior to co-founding Trimaran Capital, Mr. Bloom was a vice chairman of CIBC World Markets Corp. and co-head of the CIBC Argosy Merchant Banking Funds from 1995 to 2006. Prior to joining CIBC World Markets Corp., Mr. Bloom was a founder and Managing Director of the Argosy Group L.P. Mr. Bloom currently serves on the Board of Directors of Norcraft Companies, L.P., Educational Services of America, Inc., PrimeCo Wireless Communications LLC, NSP Holdings LLC, Standard Steel, LLC and Source Financial Corporation.

Andrew R. Heyer has been a director of the Company since February 2007 and of EPL since November 2005. Mr. Heyer has been the Chief Executive Officer and a Managing Director of Mistral Capital Management, LLC, a private equity fund, since 2007. Mr. Heyer was a Managing Partner of Trimaran Capital, L.L.C. from 2000 until 2007 and he has been a member of the Investment Committee of Trimaran Advisors, L.L.C., the investment advisor to Caravelle Investment Fund, L.L.C. since 1997. From 1995 to 2006, Mr. Heyer served as vice chairman of CIBC World Markets Corp. and as co-head of the CIBC Argosy Merchant Banking Funds (Fund I). Prior thereto, Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. Mr. Heyer currently serves on the Boards of Directors of Hain Celestial Group, Inc., Village Voice Media, LLC, Brite Media Group LLC and Charlie Brown’s Acquisition Corp.

Dean C. Kehler was elected a director of the Company in February 2007 and has served as a director of EPL since November 2005. He has been a Managing Partner of Trimaran Capital, L.L.C. since 2000 and a member of the Investment Committee of Trimaran Advisors, L.L.C., the investment advisor to Caravelle Investment Fund, L.L.C. since 1997. From 1995 to 2006, Mr. Kehler served as vice chairman of CIBC World Markets Corp. and as co-head of the CIBC Argosy Merchant Banking Funds (Fund I). Prior thereto, Mr. Kehler was a founder and Managing Director of The Argosy Group L.P. Mr. Kehler currently serves on the Boards of Directors of Booth Creek Ski Holdings, Inc., Fortunoff, Inviva, Inc., PrimeCo Wireless Communications LLC, Urban Brands, Inc. and Charlie Brown’s Acquisition Corp.

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

Alberto Robaina was elected a director in December 2007. Since May 2007, Mr. Robaina has been a Managing Director and General Counsel of Trimaran Capital, L.L.C., where he is responsible for legal and administrative matters for the firm’s private equity business and for Trimaran Advisors, L.L.C., the firm’s fixed income management business. Prior to joining Trimaran, Mr. Robaina spent ten years as General Counsel and Assistant Secretary for the New York City Investment Fund.

John M. Roth was elected a director in December 2007. Mr. Roth joined Freeman Spogli & Co., a private equity investment firm, in 1988 and became a general partner in 1993. From 1984 to 1988, Mr. Roth was employed by Kidder, Peabody & Co. Incorporated in the Mergers and Acquisitions Group. Mr. Roth also serves on the board of directors of Asbury Automotive Group, Inc., an automotive dealership group, and of hhgregg, Inc., a retailer of video products and appliances.

Griffin Whitney has been a director of the Company since September 2006. Mr. Whitney has been a Senior Associate with Mistral Capital Management LLC, a private equity firm, since January 2008. He was an Associate at Trimaran Capital, L.L.C. from June 2005 through December 2007. From August 2003 to May 2005, Mr. Whitney attended the University of Pennsylvania Wharton School of Business, where he received a Masters in Business Administration. Prior thereto he was an Associate at AEA Investors, LLC and an analyst in the mergers and acquisitions group at JP Morgan/The Beacon Group.

Directors serve until the next annual meeting of stockholders or until their successors are elected. Officers serve at the pleasure of the Board of Directors.

Audit Committee Financial Expert

Our Board of Directors has determined that Douglas K. Ammerman qualifies as an “audit committee financial expert” as defined in the SEC’s rules and that Mr. Ammerman is independent under the applicable rules of The Nasdaq National Market. See “Item 13. Certain Relationships and Related Transactions and Director Independence - Director Independence.”

EPL Code of Ethics

EPL has adopted a Code of Business Ethics & Conduct that applies to all of EPL’s employees, including our executive officers since they are also employees of EPL. The Code of Business Ethics & Conduct is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview of Compensation Program

The primary responsibilities of the Compensation Committee (the “Committee”) of our Board of Directors are: (1) to establish and maintain fair, reasonable and competitive compensation practices designed to attract and retain key management employees throughout the Company and to establish appropriate incentives to motivate and reward key management employees for achieving or exceeding established corporate performance goals; and (2) to oversee the competency and qualifications of senior management personnel and the provisions of senior management succession planning.

The Company’s compensation policies with respect to its executive officers are based on the principles that total compensation should, to a significant extent, be reflective of the financial performance of the Company, and that a significant portion of executive officers’ compensation should provide long-term incentives. The Compensation Committee seeks to set and maintain executive compensation at levels that are sufficiently competitive to attract, retain and motivate high quality executive talent to maximize the Company’s success. We seek to achieve this goal through a three-pronged compensation program consisting of base salaries, annual incentive bonus and stock option grants pursuant to which our executive officers will earn substantially more compensation than their base salaries if corporate performance goals are met or surpassed. The annual incentive bonus is linked strictly to the achievement of the Company’s annual performance goals and rewards short-term performance. Stock options provide a long-term incentive for executives to create wealth for our shareholders and provide rewards based on the appreciation in stock price.

Throughout this discussion, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during 2007 and the other individuals included in the Summary Compensation Table below are referred to as the “Named Executive Officers.”

Employment and Related Agreements

The nature and terms of our executive compensation program have been influenced significantly by the fact that we are a privately owned company and that Trimaran Pollo Partners, LLC (the “LLC”), our principal indirect shareholder, is actively involved in establishing and overseeing our compensation program. Two members of our Compensation Committee, Andrew Heyer and John Roth, are representatives of funds which have a majority membership interest in the LLC.

In connection with the Acquisition by CAC in November 2005, we entered into employment agreements with our executive officers and CAC entered into other agreements with the executive officers that established the basic parameters of our compensation program. These agreements were negotiated with, and approved by, the LLC. We also enter into similar agreements with persons who become executive officers after the Acquisition. The employment agreements, which are described below under “Employment Agreements,” provide for the salary, annual bonus, benefits and payments upon termination of employment described below. CAC maintains a Stock Option Plan pursuant to which it grants options to purchase CAC common stock to our executive officers and other senior management. In connection with the Acquisition, as a condition to permitting our officers and other employees to exchange their existing Company shares and stock options for shares and stock options of CAC, CAC required such officers and employees to become parties to a Stockholders Agreement with the LLC. All persons who acquire shares or options to purchase shares of CAC are required to become parties to the Stockholders Agreement. The Stockholders Agreement provides for the put and call rights described below under “Payments Upon Termination or Change in Control.” This Agreement also generally imposes restrictions on the ability of the parties to transfer any shares of CAC stock held by them and contains other provisions governing their rights as stockholders of CAC. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Compensation Components

Executive compensation consists of the following components:

Base Salary. The Company provides Named Executive Officers with base salary to compensate them for services rendered during the fiscal year. The base salaries for our executives set forth in their respective employment agreements were initially established based on their experience and responsibilities, and negotiations with the LLC. Salary adjustments are typically considered annually as part of the Company’s annual performance review process as well as upon a promotion or other change in job responsibility. Each year, in connection with its approval of the annual operating plan, the Board of Directors approves annual merit increase pools for various categories of Company employees based on a percentage of the aggregate current salaries of employees in each category. These percentages, which take into account cost of living factors in Orange County, California, are determined in conjunction with the preparation of the annual operating plan and are influenced by other costs and their impact on budgeted EBITDA. For 2007, the Board approved merit salary increase pools ranging from 2.5% to 3% for Support Center employees, consisting of approximately 150 management and administrative personnel, including executive officers, at corporate headquarters.

Annual salary increases for executive officers are approved by the Compensation Committee based on recommendations from the Chief Executive Officer and his assessment of the individual’s performance during the prior year. All Company Support Center employees, including executive officers, are annually evaluated on the following basis: (i) the employee’s achievement of performance accountabilities and goals (which vary depending upon the individual employee’s area of responsibility, e.g., operations, marketing, development, human resources, finance, etc.) which are set jointly by the employee and his supervisor in the prior year, and (ii) the employee’s demonstration of certain “Good to Great” behaviors (based on the principles outlined in Jim Collins' book Good to Great), such as sound decision-making, collaboration and teamwork, customer orientation, execution and initiative, and integrity and trust. The employee’s performance accountabilities and Good to Great behaviors are weighted 50/50 in determining an overall performance rating. We believe that this balance promotes our policy of tying compensation to both short-term performance goals and organizational behaviors that build long-term value. The Compensation Committee reviews the performance of the Chief Executive Officer on an annual basis using the same performance review documents and principles as used for the other executive officers. Based on the executive’s performance review ratings and other factors such as relative position, responsibilities and tenure, the Chief Executive Officer, in consultation with the Compensation Committee members, recommends specific salary increases for all executive officers, including himself. In 2007, the Chief Executive Officer received a 3% salary increase and the Other Named Officers received salary increases ranging from 2% to 4%.

Annual Bonus. Executive officers are eligible for annual incentive bonuses pursuant to the terms of their respective employment agreements based upon our achievement of budgeted EBITDA as approved by the Board of Directors for each fiscal year. This element of compensation serves to motivate and challenge the executive to achieve superior short-term performance, while stock option awards are designed to motivate long-term performance and tenure at the Company. In addition, all of our Support Center employees are eligible for an annual bonus based on the achievement of budgeted EBITDA and other employees are entitled to bonuses based on the achievement of specific operating performance goals tailored to their positions and responsibilities.

Our annual incentive bonus plan provides for a cash bonus, dependent upon the level of achievement of budgeted EBITDA, calculated as a percentage of the officer’s base salary, with higher ranked officers compensated at a higher percentage of base salary to reflect their greater level of responsibility for the implementation and achievement of the annual plan. The percentages for the Named Executive Officers reflect our compensation policy that a substantial portion of the compensation opportunity should depend on the achievement of specific corporate performance goals. As set forth in their respective employment agreements, the target bonus awards (as a percentage of base salary) are as follows: Chief Executive Officer, 100%; Chief Financial Officer, 75%; and Senior Vice Presidents, 75%.

Depending on the achievement of budgeted EBITDA, the annual bonus for executive officers ranges from 25% to 150% of the target bonus, and no bonus is paid if actual adjusted EBITDA for the year is less than 90% of budgeted EBITDA. The bonus calculation for executive officers is scaled to decline at a significantly greater rate if actual adjusted EBITDA is less than budgeted EBITDA, compared to the increase if actual adjusted EBITDA exceeds budgeted EBITDA. For example, if actual adjusted EBITDA equals 95% of budgeted EBITDA, the bonus is equal to 62.5% of target bonus, whereas if actual adjusted EBITDA equals 110% of budgeted EBITDA, the bonus equals 120% of target bonus. This scaling is designed to reward executive officers only if the Company substantially achieves or exceeds its annual plan for budgeted EBITDA. The amount of annual incentive bonus paid to the Named Executive Officers in 2007 is set forth in the column “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below. Additional information regarding the 2007 bonus opportunities for our Named Executive Officers is set forth under “Grants of Plan Based Awards in Fiscal 2007.”

Adjusted EBITDA is defined as the income of the Company before, without duplication, interest expense, amortization of deferred financing fees and acquisition-related bank fees, income taxes, depreciation and amortization expense, gains (or losses) on the sale of company-operated restaurants or other significant assets, amortization of rent related to the application of FAS 13, legal expenses associated with lawsuits relating to FLSA and California Labor Code exempt classification, transaction and new debt offering expenses, stock option expenses, and litigation-related legal expenses over plan, and after all bonuses and profit sharing expenses of the Company of any kind.

During 2007, the Company incurred significant legal expenses in connection with litigation involving El Pollo Loco S.A. de C.V. and Arch Insurance Company (the “Litigation”), which is described in Item 3 of this report. At the request of management, in February 2008, the Compensation Committee and the Board of Directors approved an adjustment in the determination of adjusted EBITDA so that for the years 2007 and 2008 only, adjusted EBITDA will be calculated before all expenses relating to the Litigation, because those expenses are out of the ordinary and not directly related to the Company’s operating performance. As noted above, in addition to executive officers, all of the Company’s Support Center employees are eligible for bonuses based on the achievement of budgeted EBITDA. Therefore, the Compensation Committee and the Board determined that this adjustment was necessary to promote the morale and retention of Company employees.

We believe that adjusted EBITDA is the best measure of our financial performance to use for the purpose of employee bonuses because we utilize a similar measure to establish our budgets and to analyze our operations as compared to our budgets. The adjustments to income that define adjusted EBITDA facilitate our ability to measure operating performance by eliminating certain items which do not reflect management’s ability to impact the business and which we believe should not be taken into account for incentive compensation purposes. EBITDA is also an important non-GAAP valuation tool that is frequently used by securities analysts, investors and others to evaluate companies in the multi-unit limited service restaurant industry.

Each year, management prepares a five-year development plan and annual operating plan for the upcoming fiscal year which reflects management’s and the LLC’s objectives for return on assets, growth and capital spending. These plans are reviewed and approved by the Board of Directors. Budgeted EBITDA is derived from the annual operating plan using the definition of adjusted EBITDA above. In each of the following years, annual bonus payouts to executive officers where the following percentages of target bonus: 2007 - 63%; 2006 - 70%; 2005 - 105%; 2004 - 101%; and 2003 - 101%. In the last five years, the Company achieved or exceeded budgeted EBITDA in 2003, 2004 and 2005.

Discretionary Bonuses. In addition to the annual bonus provided for in the employment agreements, we may also, from time to time, decide to award discretionary bonuses to executives upon the occurrence of extraordinary events, such as a significant financing, acquisition or sale. No discretionary bonuses were awarded in 2007.

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

Our historical practice has been for CAC to grant non-qualified stock options to purchase CAC common stock to an eligible employee either upon hire or upon promotion to a minimum management level in the Company. Newly hired or promoted director-level or above employees typically receive their award at the first scheduled board meeting following their hire or promotion date. We do not have a program for the periodic grant of stock options to our employees. Except for Mr. Sather (who was granted options upon his hire as Senior Vice President), the Named Executive Officers were granted stock options shortly after the Acquisition by CAC in December 2005. In connection with the Acquisition, the LLC and our Chief Executive Officer established an initial option pool and allocated option grants among the executive officers based on their positions and responsibilities in the Company. Thereafter, option awards have been determined by the Compensation Committee, in its discretion, taking into account the number of options previously granted to other officers. Stock options are granted with an exercise price equal to the fair market value of CAC stock based on an independent valuation as described in Item 7 of this Report.

Our stock options are both “performance-based” and “time-based” awards. For the first five years after the grant of an option, options vest 20% per year upon the achievement of annual or cumulative budgeted EBITDA goals to motivate management to achieve our financial goals. Because budgeted EBITDA was not achieved in 2007, none of the options vested in 2007. However, even if the financial goals are not achieved, options vest 100% after seven years to encourage and reward loyalty and long-term commitment to the Company. We also provide for accelerated vesting upon an initial public offering of at least $50 million or a change in control of CAC because these events result in the creation of shareholder value and we want to motivate our officers to achieve these goals by permitting them to participate in the increased shareholder value which results.

Other Compensation. The Company provides named executive officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Named Executive Officers are provided automobile expense allowances, auto fuel and maintenance costs, supplemental ExecuCare health insurance and payment of other health insurance premiums. Due to the significant amount of travel by our Chief Executive Officer to visit restaurants throughout the country, Mr. Carley is entitled to the use of a leased automobile and in 2007 the Compensation Committee approved an annual travel stipend of up to $10,000 for personal expenses incurred by Mr. Carley and his spouse. We intend to continue to maintain these modest executive benefits and perquisites for officers; however, subject to the terms of employment agreements, the Compensation Committee in its discretion may revise, amend or add to the officers’ executive benefits and perquisites if it deems it advisable.

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

Payments Upon Termination or Change in Control

Under the terms of various agreements first entered into in connection with the Acquisition by CAC, the Named Executive Officers are entitled to payments in the event of a termination of employment under certain circumstances or a change in control of CAC. See “Employment and Related Agreements” above. The types of payments and estimated amounts payable are described below under “Potential Payments upon Termination or Change in Control.”

We do not view the change in control or post termination payments as additional elements of compensation because they are not directly related to the services provided by the executive and because a change in control or other triggering event may never occur. We believe the use and structure of our change in control and post termination payments are consistent with our compensation objectives to attract, motivate and retain highly talented executives. In addition, we believe the change in control arrangements preserve morale and productivity, provide a long-term commitment to job stability and financial security, and encourage retention in the face of the potential disruptive impact of an actual or potential change in control of the Company. Our change in control policies ensure that the interest of our executives will be materially consistent with the interest of our stockholders when considering corporate transactions.

Pursuant to their employment agreements, we provide severance payments to our executive officers only if their employment is terminated by the Company without cause or by the officer for good reason. The aggregate amount of an executive’s severance is subject to reduction by the amounts of any other cash severance or termination benefits payable to him under any other plans, programs or arrangements of the Company or its affiliates. There are currently no other formal severance or termination benefits plans or arrangements in place. Executive officers other than the Chief Executive Officer receive continued salary for twelve months and a pro rata portion of their bonus. The severance benefits reflect the fact that it may be difficult for executive officers to find comparable employment within a short period of time. In addition, except in the case of severance payments to our Chief Executive Officer, the Company receives a benefit from the payments since they are linked to the officer’s compliance with the non-competition, non-solicitation and confidentiality covenants contained in their employment agreements. Stephen Carley’s employment agreement provides for a lump sum severance payment of two times his base salary on the date of termination and two times the average of his annual bonus in the two completed fiscal years prior to the date of termination. The difference in Mr. Carley’s severance package and method of payment compared to the other executives is due to his previous executive experience and his negotiations with the LLC.

In the event of the death or disability of an executive, to acknowledge such person’s contribution to the Company’s performance, the executive is entitled to a pro rata bonus based on the timing of such event during the year.

The Stockholders Agreement provides that in the event of a termination without cause or for good reason, a Named Executive Officer has the right (“put right”) to require CAC to purchase all of his shares of CAC stock (including shares underlying vested options) at their fair market value as determined by the board of CAC. Upon the officer’s termination for any reason, CAC has the right (“call right”) to purchase all of the officer’s CAC stock (including shares underlying vested options) at (i) the lower of cost or fair market value if termination is for cause or without good reason, or (ii) fair market value if termination is for any other reason. CAC and the Company are privately owned and there is no public market for CAC stock. The principal purpose of CAC’s call right is to enable it to keep CAC shares closely held and out of the hands of former employees who may become employed by competitors or have interests adverse to the Company. The ability to repurchase these shares also enables CAC to issue shares or options to new management personnel without further dilution to its stockholders. Because there is no public market for the CAC stock, the officers’ put right enables the officers to liquidate their interest in CAC when they leave the Company and to realize on any gains resulting from an appreciation in the value of CAC shares during their tenure as officers.

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

Tax and Accounting Implications

Under Section 162(m) of the Internal Revenue Code (the “Code”), a public company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. Sections 280G and 4999 of the Code limit the ability of certain companies to take a tax deduction for “excess parachute payments” (as defined therein) and impose excise taxes on each executive that receives “excess parachute payments” in connection with his or her severance in connection with a change in control. These provisions of the Code are not applicable to the Company because our equity securities are not publicly traded. When we become subject to these provisions, the Compensation Committee will consider the impact of these provisions on our compensation structure.

Various rules under generally accepted accounting practices determine the manner in which the Company accounts for grants of equity-based compensation to our employees in our financial statements. Beginning on December 29, 2005, the Company began accounting for stock-based payments, such as stock option awards, in accordance with the requirements of SFAS 123(R) as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Share-Based Compensation.”

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

Compensation Committee:
John M. Roth
Andrew R. Heyer
Dennis Lombardi

Summary Compensation Table

The following table provides compensation information for years 2006 and 2007 with respect to our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers (the “Named Executive Officers”).

				Non-Equity
			Option	Incentive Plan	All Other
			Awards	Compensation	Compensation
		Salary	($)	($)	($)	Total ($)
Name and Principal Position	Year	($)	(a)	(b)	(c)	(d)

Stephen E. Carley,	2007	367,009	287,657	237,390	57,600	949,656
President and Chief Executive Officer	2006	359,136	287,657	251,884	61,456	960,133

Joseph N. Stein,	2007	249,109	95,866	121,154	27,438	493,567
Senior Vice President, Finance and	2006	242,034	95,866	127,314	25,392	490,606
Chief Financial Officer

Karen B. Eadon,	2007	262,171	95,866	127,184	30,390	515,611
Senior Vice President, Marketing	2006	256,547	95,866	134,949	36,277	523,639

Brian Berkhausen,	2007	241,478	76,708	116,844	29,477	464,507
Senior Vice President, Development	2006	237,049	76,708	125,193	33,177	472,127

Stephen J. Sather,	2007	229,933	110,627	111,544	34,298	486,402
Senior Vice President, Operations	2006	214,615	106,080	114,787	23,364	458,846

(a)
These options represent the right to purchase common stock of CAC. The amounts in this column represent the compensation expense relating to stock options recognized in the applicable fiscal year for financial statement reporting purposes, with certain adjustments prescribed by the SEC’s rules. These amounts do not correspond to the actual amounts that may be recognized upon exercise of the options. The assumptions used in these calculations, excluding the forfeiture rate, are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies -Share-Based Compensation” and Note 19 to our Consolidated Financial Statements.

(b)
These amounts represent bonuses earned in the applicable fiscal year. For a description of the terms of the bonuses, see “Compensation Discussion and Analysis” and the table “Grants of Plan-Based Awards in Fiscal 2007.”

(c)
For 2007, these amounts represent (i) premiums for medical, dental, vision and long-term care insurance paid by the Company that exceed the level of premiums the Company pays for its other employees; (ii) reimbursements under a supplemental health insurance plan; (iii) Company contributions to its 401K Plan ($12,845 for Mr. Carley); (iv) auto allowance and auto lease payments; (v) auto fuel and maintenance costs; and (vi) personal expenses in connection with business travel. We have stated the full cost of these perquisites to the Company since we do not obtain the information necessary to calculate the percentage of these costs that represents a personal benefit to each individual.

(d)
Based on the total compensation amounts, each Named Executive Officer’s bonus represented approximately one-fourth of his or her total compensation. The salaries of the Named Executive Officers as a percentage of total compensation ranged from 37% for Mr. Carley to approximately one-half (47% to 52%) for the other Named Executive Officers, reflecting the higher portion of Mr. Carley’s compensation that is incentive-based.

Grants of Plan-Based Awards in Fiscal 2007

During 2007, the Named Executive Officers were entitled to bonuses in accordance with the terms of their respective employment agreements. These bonuses are described in the following table as “non-equity incentive plan awards.” The following table describes the estimated future payouts under these awards.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Stephen E. Carley	2/08/07	92,478	369,910	554,865
Joseph N. Stein	2/08/07	47,197	188,786	283,179
Karen B. Eadon	2/08/07	49,546	198,182	297,273
Brian Berkhausen	2/08/07	45,518	182,070	273,105
Stephen J. Sather	2/08/07	43,453	173,813	260,720

These awards represent annual performance bonuses provided for in each officer’s employment agreement. In the first quarter of each fiscal year, the board of directors establishes “budgeted EBITDA” for such fiscal year following its review of the Company’s annual operating plan with management. The date that budgeted EBITDA is approved by the board is the “grant date.” The amount of bonus for any fiscal year is calculated on the basis of how the Company’s actual adjusted EBITDA for the fiscal year compares to budgeted EBITDA. The target bonus (“Target” column) is 75% of each officer’s base salary (100% in the case of Mr. Carley). The amount of the bonus ranges from 25% of the officer’s target bonus if actual adjusted EBITDA is 90% of budgeted EBITDA (“Threshold” column) to 150% of target bonus if actual adjusted EBITDA equals 125% or more of budgeted EBITDA (“Maximum” column). No bonus is paid if actual adjusted EBITDA is less than 90% of budgeted EBITDA and in no event may the bonus amount exceed 150% of the officer’s target bonus. See “Compensation Discussion and Analysis” above for the definition of adjusted “EBITDA.” For the actual amount of bonus earned pursuant to these awards, see the column “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table above.

Employment Agreements

EPL has employment agreements with each Named Executive Officer.

Term. Mr. Carley’s employment agreement is dated September 27, 2005 and has a three-year term. Commencing on January 1, 2007, and each January 1 thereafter, Mr. Carley’s employment term is automatically extended for an additional year unless either party gives 60 days prior notice of its intention not to extend the term. As a result of the timing of these extensions, the term of Mr. Carley’s employment is a rolling three-year period which currently expires November 18, 2010. Mr. Stein’s employment agreement is dated September 27, 2005 and runs for three years from November 18, 2005. Mr. Berkhausen’s employment agreement is dated November 1, 2005 and runs through December 31, 2008. Ms. Eadon’s employment Agreement is dated October 10, 2005 and runs through December 31, 2008. Mr. Sathers’ employment agreement is dated January 9, 2006 and runs through December 31, 2008. Each of these employment agreements (other than Mr. Carley’s) has an automatic one-year renewal unless either party provides termination notice at least 60 days prior to the end of the then applicable term.

Base Salary. Each agreement provides for a base annual salary that may be increased at the sole discretion of the board of directors.

Bonus. Contingent on our meeting certain financial goals, the target bonus for each Named Executive Officer is 75% of the officer’s salary, except for Mr. Carley, whose target bonus is 100% of his salary. The terms of the bonus are described in the table “Grants of Plan - Based Awards in Fiscal 2007” above.

Employee Benefits. Each Named Officer is entitled to receive health insurance, retirement benefits and fringe benefits on the same basis as those benefits are made available to other senior executives. In addition, EPL is required to provide Mr. Carley with a leased vehicle and pay the routine operating, maintenance and fuel costs for such vehicle.

Termination. If EPL terminates a Named Executive Officer for cause or a Named Executive Officer resigns without good reason or dies or suffers from a disability, that executive officer is entitled to accrued base annual salary for the then current year to date, earned unpaid bonus from prior years, accrued expenses meriting reimbursement and accrued unpaid benefits. If a Named Executive Officer dies or suffers from a disability, the officer is also entitled to a pro rata bonus for the then current year. If we terminate a named Executive Officer without cause or a Named Executive Officer resigns for good reason, that executive officer is entitled to all of the foregoing compensation plus one year additional base salary payable over 12 months, except that Mr. Carley is entitled to two years of base salary and bonus payable in a lump sum on termination. These termination provisions and additional information regarding the payments the Named Executive Officers are entitled to receive upon termination or a change in control are described under “Potential Payments Upon Termination or Change in Control” below.

CAC Stock Option Plan

All of our stock options are granted by CAC pursuant to its 2005 Stock Option Plan and represent the right to purchase CAC common stock. All options granted pursuant to the plan are intended to be non-qualified stock options under the Internal Revenue Code of 1986. Of the 304,287 options outstanding at December 26, 2007, 80,831 fully vested options were granted in connection with the Acquisition by CAC in November 2005 in exchange for previously outstanding options to purchase common stock of EPL Holdings, Inc. which were fully vested. Subsequent to the Acquisition through December 26, 2007, an aggregate of 223,456 options have been granted. Such options vest upon the achievement of certain performance-based and time-based conditions as described in footnote (b) to the table “Outstanding Equity Awards at Fiscal Year-End 2007” below. The options terminate upon the optionee’s termination of service with the Company subject to the optionee’s right to exercise the vested portion of the option for a period of three to nine months after termination, depending on the cause of termination; provided, however, that if an optionee is terminated by the Company for cause, his options are forfeited. The options are subject to accelerated vesting in the event of an initial public offering of at least $50,000,000 or a change in control of CAC, as described under “Potential Payments Upon Termination or Change in Control.” Upon the payment of a dividend with respect to CAC common stock, the optionee is entitled to receive the economic equivalent of such dividend as if all his options had been exercised prior to payment of the dividend. The compensation committee of CAC, which is responsible for administering the option plan, has the right to waive any conditions or rights under, or amend any terms of, outstanding options, including the exercise price, vesting provisions and term. Options are not transferable except with the prior consent of the CAC compensation committee.

Outstanding Equity Awards at Fiscal Year-End 2007

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (a)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (b)	Option Exercise Price ($)	Option Expiration Date
Stephen E. Carley	22,845		$7.56	4/9/2011

		66,741	$86.43	12/14/2016

Joseph N. Stein	10,158		$9.68	4/9/2012

		22,247	$86.43	12/14/2016

Karen B. Eadon	15,356		$11.03	10/12/2012

		22,247	$86.43	12/14/2016

Brian Berkhausen	8,977		$2.98	12/28/2009

		17,778	$86.43	12/14/2016

Steve J. Sather	-0-	17,778	$86.43	12/14/2016

(a)
These options were initially granted by our parent company prior to the Acquisition by CAC on November 18, 2005 and were fully vested as of the date of the Acquisition. These options were exchanged for CAC options in connection with the Acquisition.

(b)	These options vest in the following ways:

•
These options will vest 20% per year over the five years following the grant date if the Company achieves its budgeted EBITDA target. If the options do not vest in a specific year, they will vest on cumulative basis if cumulative budged EBITDA is achieved. See footnote (a) to “Grants of Plan-Based Awards in Fiscal 2007” for an explanation of budgeted EBITDA. None of these options vested in 2007.

•	Even if the performance targets are not met, these options will vest in full seven years after the grant date as long as the employee is still with the Company.

•	100% of the options will vest upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC.

Potential Payments Upon
Termination or Change in Control

The Company has entered into employment agreements and maintains certain plans and arrangements that require certain payments to the Named Executive Officers in the event of a termination of employment with EPL or a change in control of CAC. The amounts payable to each Named Executive Officer in each situation are listed in the table below. These amounts do not include any payments or benefits to which the officer is entitled irrespective of a termination or change in control, such as accrued unpaid salary or employee benefits. The amounts payable are calculated on the assumptions that the event which triggers the payments took place on December 26, 2007 (our fiscal year end), that the employee was employed during the entire fiscal year, and, where applicable, that the per share price of CAC’s common stock on that date was $110.00. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Share-Based Compensation” for a description of the manner in which we determine the fair market value of CAC common stock.

Type of Payment/Recipient	Termination by EPL for “Cause” or by Officer Without “Good Reason” $		Termination Due to Death or “Disability” $		Termination by EPL Without “Cause” or by Officer With “Good Reason” $		“Change in Control” $
Base Salary
Stephen E. Carley	0		0		739,820	(1)	N/A
Joseph N. Stein	0		0		251,715	(2)	N/A
Karen B. Eadon	0		0		264,243	(2)	N/A
Brian Berkhausen	0		0		242,760	(2)	N/A
Stephen J. Sather	0		0		231,750	(2)	N/A
Bonus
Stephen E. Carley	0		237,390	(3)	489,274	(4)	N/A
Joseph N. Stein	0		121,154	(3)	121,154	(3)	N/A
Karen B. Eadon	0		127,184	(3)	127,184	(3)	N/A
Brian Berkhausen	0		116,844	(3)	116,844	(3)	N/A
Stephen J. Sather	0		111,544	(3)	111,544	(3)	N/A
Gain on Sale of CAC Stock (5)
Stephen E. Carley	0		2,340,242		2,340,242		N/A
Joseph N. Stein	0		1,046,892		1,046,892		N/A
Karen B. Eadon	0		1,547,053		1,547,053		N/A
Brian Berkhausen	0		960,719		960,719		N/A
Stephen J. Sather	0		432,662		432,662		N/A
Acceleration of Stock Options (6)
Stephen E. Carley	N/A	(7)	N/A		N/A		1,573,085
Joseph N. Stein	N/A	(7)	N/A		N/A		524,362
Karen B. Eadon	N/A	(7)	N/A		N/A		524,362
Brian Berkhausen	N/A	(7)	N/A		N/A		419,027
Stephen J. Sather	N/A	(7)	N/A		N/A		419,027

(1)	Lump-sum payment equal to two times base salary on the date of termination.

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

(5)
Pursuant to the terms of a Stockholders Agreement described in “Item 13. Certain Relationships and Related Transactions and Director Independence,” in the event of termination of employment by EPL without cause or by the officer for good reason, the officer has the right to require CAC to purchase all of his or her shares of CAC stock (including shares underlying vested options) at their fair market value as determined by the board of CAC. Upon the officer’s termination of employment for any reason, CAC has the right (but not the obligation) to purchase all of the officer’s CAC stock (including shares underlying vested options) at (i) the lower of cost or fair market value if termination is for cause or without good reason, or (ii) fair market value if termination is for any other reason. In the case of termination due to death or disability, or without cause or for good reason, this table assumes the purchase of all CAC shares held by the officer (including shares underlying vested options) and the amount represents the difference between the officer’s cost (exercise price in the case of option shares) and $110.00, the fair market value of CAC stock at December 26, 2007. No amounts are reported in the event of termination for cause or without good reason since the officer wouild be paid only his cost of the shares, resulting in no gain on the transaction. These purchase rights terminate upon the occurrence of an initial public offering of at least $50 million.

(6)
Upon a change in control of CAC (defined below), options become 100% vested. The dollar amount represents the difference between the exercise price of the accelerated options and $110.00, the fair market value of CAC stock on December 26, 2007. See the table “Outstanding Equity Awards at Fiscal Year-End 2007.”

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

Fiscal 2007 Director Compensation

Only directors who our board has determined are independent are compensated by us for their services as directors of the Company and EPL. We pay our independent directors a fee of $2,500 per day for attendance at meetings of the board of directors and the following fees for attending committee meetings that are held on days other than days on which board meetings are held: $2,000 per meeting to the chairman of a committee and $1,000 per meeting to other committee members. All directors are reimbursed their reasonable expenses for attending meetings and, pursuant to a Monitoring and Management Services Agreement, the Company reimburses Trimaran Fund Management, LLC and Freeman Spogli & Co. V, L.P. the travel and related expenses of their designees to our and CAC’s board of directors. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)		Total ($)

Douglas K. Ammerman	39,500 (a	)	9,991 (b	)	49,491

Dennis J. Lombardi	26,000 (a	)	9,589 (c	)	35,589

Jay R. Bloom, Andrew Heyer, Glenn B. Kaufman, Dean C. Kehler, Alberto Robaina, John M. Roth and Griffin Whitney (d)	0		0		0

(a)
Pursuant to our Independent Director Stock Plan, Messrs. Ammerman and Lombardi elected to receive all of their 2007 director fees in common stock of CAC. Shares are issued quarterly with respect to fees earned during the quarter and are valued based on the fair market value of CAC common stock on the last day of the applicable quarter.

(b)
Mr. Ammerman’s options were granted on September 28, 2006 and vest 20% per year over the first five years after grant and 100% in the event of a public offering of at least $50 million or change in control of CAC. The fair value of the options on the date of grant ($49,981) and the compensation expense reported above were calculated using the guidance of SFAS 123R. The assumptions used in these calculations are described in Note 19 to our Consolidated Financial Statements. At December 26, 2007, Mr. Ammerman had 1,027 options with an exercise price of $108.92.

(c)
Mr. Lombardi’s options were granted prior to December 29, 2005, the date on which we adopted SFAS 123R. Therefore, to calculate the compensation expense reported above we used the “modified prospective transition approach” of SFAS 123R, by which the compensation expense represents a proportionate share of grant date value (determined per SFAS 123 using the minimum method) over the remaining vesting period. See Note 19 to our Consolidated Financial Statements for the assumptions used in these calculations. At December 26, 2007, Mr. Lombardi had 472 options with an exercise price of $2.98 which were initially granted prior to the Acquisition by CAC on November 18, 2005, were fully vested as of the date of the Acquisition, and were exchanged for CAC options in connection with the Acquisition. At December 26, 2007, Mr. Lombardi also had 2,225 options with an exercise price of $86.43, which vest 20% per year over the first five years after grant and 100% in the event of a public offering of at least $50 million or a change in control of CAC (grant date value of $67,120).

(d)
Mr. Kaufman resigned on January 30, 2008. All of these persons, except Mr. Kaufman, are designees of either Trimaran or the FS Parties (as defined below under “LLC Operating Agreement”) and are compensated as employees of affiliates of such companies for their services to such affiliates and not for their services to us.

Compensation Committee Interlocks and Insider Participation

In 2007, our compensation committee was comprised of Andrew Heyer and Dennis Lombardi. Mr. Heyer served as a Vice President of the Company until February 2008, but he is not an employee of the Company. Mr. Heyer serves on the board of directors as the designee of Trimaran Capital, LLC (“Trimaran”), pursuant to the LLC Operating Agreement described below.

Certain Relationships

The Company and EPL are indirect wholly owned subsidiaries of CAC. The principal stockholder of CAC is Trimaran Pollo Partners, LLC (the “LLC”). The remaining .04% of the common stock of CAC and options to purchase stock of CAC are held by the Company’s executive officers, directors Douglas Ammerman and Dennis Lombardi, and certain other EPL employees (the “Management Stockholders”). The LLC is controlled by Trimaran.

Company directors Jay R. Bloom, Andrew Heyer and Dean Kehler are Managing Partners of Trimaran, which is the Managing Member of the LLC. They are also each one-third beneficial owners of Trimaran and Trimaran Fund Management, LLC.

The stockholders agreement, LLC operating agreement and monitoring and management services agreement described below were each initially entered into in connection with the LLC’s 2005 acquisition of the Company through CAC.

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

The parties to the stockholders agreement have “tag-along” rights to sell their shares, on a pro rata basis with the LLC, in significant sales by the LLC to third parties. The LLC has “drag-along” rights to cause the other parties to the stockholders agreement to sell their shares, on a pro rata basis with the LLC, in significant sales by the LLC to third parties. Management Stockholders are subject to “put” and “call” rights, which entitle these persons to require CAC to purchase their shares or options, and which entitle CAC to require these persons to sell their shares or options to CAC, upon certain terminations of the party’s employment with the Company, at differing prices, depending upon the circumstances of the termination. For a description of these provisions, see “Item 11. Executive Compensation - Potential Payments Upon Termination or Change in Control.” The stockholders agreement also includes pre-emptive rights in favor of the LLC and the Management Stockholders with respect to the issuance of certain equity securities by CAC or its subsidiaries, including the Company.

The LLC has the right to require CAC to effect a public offering of the Company’s, or any other CAC subsidiary’s, common stock at an aggregate offering price of at least $50,000,000. In such event, the LLC will have the right to designate all material terms of such offering, including the underwriters to be retained. The stockholders agreement also gives Trimaran and its affiliates and the FS Parties (as defined below under “LLC Operating Agreement”) certain rights to request that CAC register their shares under the Securities Act of 1933. In demand registrations, the other parties to the stockholders agreement have certain rights to participate on a pro rata basis.

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

The operating agreement requires that the board of directors of each material subsidiary of CAC consist of the same proportion of Trimaran directors and non-Trimaran directors as that of the CAC board of directors and that such directors be elected and appointed in the same manner as the CAC board. Accordingly, pursuant to the operating agreement, in 2007 Jay Bloom, Andrew Heyer, Dean Kehler, Albert Robaina and Griffin Whitney, affiliates of Trimaran, served on the Company’s and EPL’s board of directors as Trimaran directors, Glenn Kaufman served as a director as the designee of American Securities, and Stephen Carley served as a non-Trimaran director.

The operating agreement was amended December 26, 2007 to add as members of the LLC FS Equity Partners V, L.P. and FS Affiliates V, L.P. (jointly, the “FS Funds”) and Peter Starrett (together with the FS Funds, the “FS Parties”). Pursuant to this amendment, the FS Parties have the right to appoint one member to the board of directors of CAC, the Company and EPL so long as they collectively hold 5% or more of the LLC’s membership units. Until the FS Parties hold less than 15% of the LLC’s membership units, their director designee is entitled to serve on the Company’s compensation committee. The FS Parties also have certain observer rights with respect to board and committee meetings of CAC, the Company and EPL. The Company pays the costs of such observers to attend board and committee meetings. John Roth was elected a director of the Company in December 2007 pursuant to this amendment to the operating agreement. Mr. Roth is a managing member of FS Capital Partners V, LLC (which is the general partner of the FS Funds).

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

Monitoring and Management Services Agreement

Under the terms of a Monitoring and Management Services Agreement entered into on November 18, 2005, between CAC and Trimaran Fund Management, LLC (“Fund Management”), CAC paid Fund Management an annual fee of $500,000, payable in quarterly installments, for Fund Management to be available to provide advisory and monitoring services to CAC and its subsidiaries, including the Company and EPL, as requested by CAC. This agreement was amended on December 26, 2007, to add Freeman Spogli & Co. V, L.P. (“FS”) as a party and to provide that Fund Management and FS (the “Advisors”) will receive annual management fees of $357,000 and $143,000, respectively. In addition, CAC must reimburse the Advisors for all reasonable out of pocket expenses incurred by them in connection with their services, including fees and expenses paid to third parties and travel and related expenses of their designees who serve on the board of CAC and the Company. The Company paid Fund Management and FS $624,000 and $0, respectively, in 2007 on behalf of CAC. Company director John Roth is a managing member of the general partner of FS.

Fund Management has a right of first offer to serve as financial advisor in connection with any initial public offering, merger, sale of stock or substantially all the assets, recapitalization, reorganization or similar transaction by CAC or any of its subsidiaries, including the Company and EPL. If Fund Management serves as a financial advisor in connection with any such transaction, Fund Management and FS will receive a fee equal to 1.4286% and .5714%, respectively, of the gross transaction value and reimbursement of reasonable out-of-pocket expenses. If this agreement is terminated in connection with an initial public offering by CAC or any of its subsidiaries, including the Company or EPL, Fund Management and FS will be entitled to an additional one-time fee of $1,786,000 and $714,000, respectively. CAC and its subsidiaries, including the Company and EPL, must indemnify Fund Management and FS and their affiliates and their respective partners, members, directors, officers, employees and agents from any claims or liabilities arising in connection with their services to CAC under the agreement, unless such claims or liabilities result primarily from the gross negligence, willful misconduct or fraud of any such person. This agreement continues in effect as to each Advisor until such Advisor elects to terminate it.

Development Agreement

Trimaran and certain of its affiliates that are members of the LLC collectively beneficially own about 70% and the FS Funds together beneficially own about 28% of Fiesta Brands, Inc. We entered into a development agreement with Fiesta Brands on August 10, 2006. This development agreement gives Fiesta Brands the right to develop 25 restaurants, with an option for 25 additional restaurants, in Atlanta, Georgia and surrounding counties. Fiesta Brands paid a $250,000 fee upon execution of the agreement and must pay an additional $250,000 fee to exercise the option. During 2007, Fiesta Brands opened 5 restaurants and is paying us franchise and other fees on the same terms as other franchisees. This development agreement is, and the franchise agreements executed when each restaurant is opened are on substantially the same terms and conditions as those with non-affiliated franchisees and we believe that the terms and conditions are no less favorable than we could have obtained from an unaffiliated third party.

Agreements Related to Litigation Appeal Bond

In connection with our appeal of an adverse judgment in the case El Pollo Loco S.A. de C.V. v. El Pollo Loco, Inc. described in Item 3 of this Report, EPL posted an appeal bond in the amount of $24,301,450. A portion of the appeal bond was collateralized by a $17,900,000 letter of credit arranged by Trimaran Fund II, LLC (“Trimaran Fund”). Trimaran Fund is a 20.6% member of the LLC and an affiliate of Trimaran.

To compensate Trimaran Fund for this accommodation, on December 19, 2007, EPL and CAC entered into two agreements with Trimaran Fund: a Fee Agreement and a Payment and Subscription Agreement. Pursuant to the Fee Agreement, in January 2008 EPL paid Trimaran Fund an up-front fee of $536,000, representing 3% of the amount of the letter of credit. EPL must also reimburse Trimaran Fund for any amounts it must pay in connection with the letter of credit. If Trimaran Fund provides cash collateral to secure the appeal bond, rather than a letter of credit, EPL must pay Trimaran Fund an annual fee equal to 13.25% of the cash collateral, payable quarterly. The cash collateral fee is payable, at Trimaran Fund’s option, in accordance with the Payment Options described below.

The purpose of the Payment and Subscription Agreement is to provide for the possibility that after all appeals EPL will be required to pay the judgments. If the appeal bond is used to satisfy the judgment, EPL or CAC would be required repay Trimaran Fund in one or more of the following forms, at the option of Trimaran Fund (“Payment Options”):

•	cash;

•
a two-year promissory note, accruing interest at a rate of 13.25% per annum, compounded annually, increasing by 0.50% per calendar quarter to a maximum of 17.5% per annum, convertible into or payable with, at the holder’s option, convertible preferred stock or common stock of CAC; or

•	convertible preferred stock or common stock of CAC.

Trimaran Fund may choose any combination of the Payment Options only to the extent that such options do not result in a default under the terms of the Company’s indebtedness outstanding at the time. The Company’s indentures require that transactions with affiliates, such as Trimaran Fund, must be on terms that are no less favorable than the Company would have obtained in a transaction with an unrelated party. If the terms of these agreements, including any Payment Option chosen by Trimaran Fund, do not comply with this provision in the indentures, the parties have agreed to modify the terms of these agreements to the extent required to comply with the indentures. Any CAC shares or debt securities issued under the foregoing agreements are subject to applicable pre-emptive rights under the stockholders agreement and LLC operating agreement described above.

Pursuant to a Contribution Agreement dated December 26, 2007 among the FS Funds and Trimaran Fund, the FS Funds are required to contribute their pro rata share (based on their percentage interest in the LLC) of any amounts Trimaran Fund pays in connection with the appeal bond or its letter of credit, and the FS Funds will share pro rata in any payments from EPL received by Trimaran Fund pursuant to the foregoing agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hold all of the outstanding common stock of EPL. All of our 100 outstanding common shares are held by El Pollo Loco Holdings, Inc., which is indirectly wholly owned by CAC.

Due to its ownership of 99.6% of the outstanding common stock of CAC and its ability to elect all of the directors of CAC, Trimaran Pollo Partners, LLC (the “LLC”) is deemed to be the beneficial owner of 100% of our common stock. The address of the LLC is 622 Third Avenue, 35th Floor, New York, New York 10017. The remaining .04% of CAC’s common stock is owned by the Company’s executive officers, directors Douglas Ammerman and Dennis Lombardi, and other EPL employees.

The managing member of the LLC, which has complete voting and management authority for the LLC and the right to appoint a majority of the directors of CAC, the Company and EPL, is Trimaran Capital, LLC (“Trimaran”). Trimaran is beneficially owned one-third by each of Jay R. Bloom, Andrew Heyer and Dean Kehler, directors of the Company. Messrs. Bloom, Heyer and Kehler disclaim beneficial ownership of shares of CAC and the Company except to the extent of their pecuniary interest therein.

None of our equity securities are authorized for issuance under any equity compensation plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information set forth in “Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

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

Based on the Nasdaq definition of independence, our board of directors has determined that Douglas Ammerman and Dennis Lombardi are independent. Messers. Ammerman and Lombardi, together with Dean C. Kehler, who is not independent, serve on our audit committee. During 2007 our compensation committee was comprised of Mr. Lombardi, who is independent, and Andrew Heyer, who is not independent. John Roth, who is not independent, joined the compensation committee in February 2008. We do not have a nominating committee.

Item 14. Principal Accounting Fees and Services

The following fees were billed by Deloitte & Touche LLP (“Deloitte”) in 2006 and 2007:

Audit Fees

Audit fees for the audit of our 2006 annual financial statements and the review of the financial statements included in our Quarterly Reports on Form 10-Q and services related to our registration statements in 2006 totaled $978,000.

Audit fees for the audit of our 2007 annual financial statements and the review of the financial statements included in our Quarterly Reports on Form 10-Q in 2007 totaled $399,000.

Audit-Related Fees

We were not billed by Deloitte for any audit-related fees in 2006 and 2007.

Tax Fees

Fees billed to us by Deloitte for professional services for tax compliance, tax advice and tax planning totaled $81,000 in 2006 and $55,000 in 2007.

The fees disclosed under this category are comprised by services that include assistance related to state tax incentives.

All Other Fees

We did not incur any other fees billed to us by Deloitte during 2007 and 2006.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. and 2. Financial Statements and Schedules

The financial statements listed below which appear on the pages indicated are filed as part of this annual report. Financial statement schedules are omitted because they are not required or are not applicable or the required information is provided in the financial statements or notes thereto.

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 27, 2006 and December 26, 2007	F-2

Consolidated Statements of Operations for the Predecessor Period December 30, 2004 to November 17, 2005, the Successor Period November 18, 2005 to December 28, 2005, and the Successor Years Ended December 27, 2006 and December 26,2007
F-4

Consolidated Statements of Stockholder’s Equity (Deficiency) for the Predecessor Period December 30, 2004 to November 17, 2005, the Successor Period November 18, 2005 to December 28, 2005, and the Successor Years Ended December 27, 2006 and December 26,2007
F-5

Consolidated Statements of Cash Flows for the Predecessor Period December 30, 2004 to November 17, 2005, the Successor Period November 18, 2005 to December 28, 2005, and the Successor Years Ended December 27, 2006 and December 26, 2007
F-6

Notes to Consolidated Financial Statements	F-8

3. Exhibits - See the Exhibit Index which follows the financial statements included in this Report for a list of exhibits. The Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2008	EPL INTERMEDIATE, INC.

	By:	/s/ Jospeh Stein
Joseph Stein
Senior Vice President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen E. Carley	President (Principal Executive Officer), Director	March 24, 2008
Stephen E. Carley

/s/ Joseph Stein	Senior Vice President (Principal Financial and Accounting Officer)	March 24, 2008
Joseph Stein

/s/ Douglas K. Ammerman	Director	March 24, 2008
Douglas K. Ammerman

/s/ Jay R. Bloom	Director	March 24, 2008
Jay R. Bloom

/s/ Andrew R. Heyer	Director	March 24, 2008
Andrew R. Heyer

/s/ Dean C. Kehler	Director	March 24, 2008
Dean C. Kehler

/s/ Dennis Lombardi	Director	March 24, 2008
Dennis Lombardi

/s/ Alberto Robaina	Director	March 24, 2008
Alberto Robaina

/s/ John M. Roth	Director	March 24, 2008
John M. Roth

/s/ Griffin Whitney	Director	March 24, 2008
Griffin Whitney

REPORT OF MANAGEMENT ON INTERNAL CONTROLS

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial reporting, and misstatements may not be prevented or detected.

Management has assessed the effectiveness of our internal control over financial reporting as of December 26, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our Management has concluded that based on our assessment, as of December 26, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by such accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EPL Intermediate, Inc.
Costa Mesa, California

We have audited the accompanying consolidated balance sheets of EPL Intermediate, Inc. and its subsidiary (the “Company”), a wholly owned subsidiary of El Pollo Loco Holdings, Inc., as of December 26, 2007, and December 27, 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended December 26, 2007, December 27, 2006 and the period from November 18, 2005 to December 28, 2005 (the “Successor Periods”), subsequent to the acquisition of the Company by Chicken Acquisition Corp. We have also audited the consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the period from December 30, 2004 to November 17, 2005 (the “Predecessor Period”), prior to the acquisition of the Company by Chicken Acquisition Corp. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2007 and December 27, 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the Predecessor Periods and the Successor Periods, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 4 and 19 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006 as a result of adopting Fiancial Accounting Standards Board - Statement No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 20, 2008

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	DECEMBER 27,	DECEMBER 26,
ASSETS	2006	2007

CURRENT ASSETS:
Cash and cash equivalents	$2,955	$3,841
Notes and accounts receivable--net	3,564	3,631
Inventories	1,560	1,778
Prepaid expenses and other current assets	3,835	3,674
Income taxes receivable	68	-
Deferred income taxes	799	2,357

Total current assets	12,781	15,281

PROPERTY --Net	73,842	82,217

PROPERTY HELD UNDER CAPITAL
LEASES--Net	1,634	1,105

GOODWILL	277,514	276,911

DOMESTIC TRADEMARKS	120,700	120,700

OTHER INTANGIBLE ASSETS--Net	11,982	10,607

OTHER ASSETS	10,595	9,607

TOTAL ASSETS	$509,048	$516,428

See notes to consolidated financial statements.		(continued	)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	DECEMBER 27,	DECEMBER 26,
	2006	2007
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$3,000	$2,500
Current portion of note payable	1,306	1,035
Current portion of obligations under
capital leases	1,313	1,241
Accounts payable	9,821	13,203
Accrued salaries	3,665	3,725
Accrued vacation	1,834	1,936
Accrued insurance	3,869	1,412
Accrued income taxes payable	-	102
Accrued interest	2,709	1,934
Accrued advertising	1,358	180
Other accrued expenses and current liabilities	4,307	5,076

Total current liabilities	33,182	32,344

NONCURRENT LIABILITIES:
Senior secured notes (2009 Notes)	250	250
Senior unsecured notes (2013 Notes)	123,646	123,843
PIK Notes (2014 Notes)	26,319	30,274
Note payable--less current portion	102,410	100,418
Obligations under capital leases--less
current portion	3,943	2,706
Deferred income taxes	34,247	38,864
Other intangible liabilities--net	7,434	6,047
Other noncurrent liabilities	4,903	9,371

Total noncurrent liabilities	303,152	311,773

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock, $.01 par value--20,000 shares
authorized; 100 shares issued and outstanding	-	-
Additional paid-in-capital	172,665	176,296
Retained earnings (accumulated deficit)	49	(3,985)

Total stockholder's equity	172,714	172,311

TOTAL	$509,048	$516,428

See notes to consolidated financial statements.		(concluded	)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Predecessor	Successor
	December 30, 2004	November 18 to
	to November 17,	December 28,	December 27,	December 26,
	2005	2005	2006	2007
OPERATING REVENUE:
Restaurant revenue	$197,267	$24,527	$242,571	$259,987
Franchise revenue	13,661	1,742	17,317	19,038

Total operating revenue	210,928	26,269	259,888	279,025

OPERATING EXPENSES:
Product cost	62,638	7,958	76,151	81,233
Payroll and benefits	50,325	6,746	61,601	67,545
Depreciation and amortization	12,743	1,203	10,333	11,947
Other operating expenses	65,340	7,958	81,281	90,074

Total operating expenses	191,046	23,865	229,366	250,799

OPERATING INCOME	19,882	2,404	30,522	28,226

INTEREST EXPENSE--Net of interest
income of $369, $0, $413 and $384 for
the periods ended November 17, 2005,
December 28, 2005, December 27,
2006 and December 26, 2007
respectively	38,726	3,385	28,813	29,167

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(18,844)	(981)	1,709	(941)

PROVISION (BENEFIT) FOR INCOME
TAXES	(7,651)	(393)	1,072	3,093

NET INCOME (LOSS)	$(11,193)	(588)	637	$(4,034)

See notes to consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
(Amounts in thousands, except share data)

Predecessor
				Retained
			Additional	Earnings
	Common		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

BALANCE, DECEMBER 31, 2004	100	-	315	(39,190)	(38,875)

Deemed dividend to El Pollo Loco Holdings, Inc.			(10,538)		(10,538)
Tax benefit from exercise of stock options			2,988		2,988
Net loss		-	-	(11,193)	(11,193)

BALANCE, NOVEMBER 17, 2005	100	-	(7,235)	(50,383)	(57,618)

Successor

BALANCE, NOVEMBER 18, 2005	100	-	172,279	-	172,279

Net loss		-	-	(588)	(588)

BALANCE, DECEMBER 28, 2005	100	-	172,279	(588)	171,691

Stock-based compensation			358		358
Exercise of stock options			50		50
Repurchase of common stock of CAC			(22)		(22)
Net income		-	-	637	637

BALANCE, DECEMBER 27, 2006	100	-	172,665	49	172,714

Stock-based compensation			754		754
Tax benefit from exercise of stock options			(69)		(69)
Repurchase of common stock of CAC			(54)		(54)
Capital contribution			3,000		3,000
Net loss		-	-	(4,034)	(4,034)

BALANCE, DECEMBER 26, 2007	100	-	176,296	(3,985)	172,311

See notes to consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Predecessor	Successor
	December 30, 2004	November 18 to
	to November 17,	December 28,	December 27,	December 26,
	2005	2005	2006	2007
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$(11,193)	$(588)	$637	$(4,034)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property
and intangible assets	12,743	1,202	10,333	11,947
Stock-based compensation expense	-	-	358	754
Interest accretion	4,762	389	3,651	4,152
(Gain) loss on disposal of assets	(494)	3	4	2,558
Asset impairment	1,047	-	-	-
Amortization of deferred financing costs	7,426	152	1,367	1,391
Amortization of negative leasehold interest	(1,345)	(9)	(344)	(469)
Deferred income taxes	(7,847)	(393)	585	2,990
Tax benefit of exercise of stock options	2,988	-	-	(69)
Changes in operating assets and liabilities:
Notes and accounts receivable--net	(97)	(187)	(566)	(67)
Inventories	(252)	16	(188)	(218)
Prepaid expenses and other current assets	452	(1,111)	(646)	161
Income taxes receivable / payable	(1,701)	-	3,757	170
Other assets	(150)	154	67	(230)
Accounts payable	1,080	3,377	(638)	3,051
Accrued salaries and vacation	5,379	(5,451)	(413)	162
Accrued insurance	146	100	330	(2,457)
Other accrued expenses and current and noncurrent liabilities	22,948	2,421	2,449	3,337

Net cash provided by operating activities	35,892	75	20,743	23,129

CASH FLOW FROM INVESTING
ACTIVITIES:
Proceeds from asset disposition	1,363	-	2	8,035
Purchase of other assets	(1,086)	-	-	-
Purchase of franchise restaurants	-	-	-	(8,358)
Purchase of property	(13,270)	(2,891)	(14,022)	(20,747)
Payment of acquisition costs	-	(213,841)	(5,073)	-

Net cash used in investing activities	(12,993)	(216,732)	(19,093)	(21,070)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of common stock	-	-	50	-
Repurchase of common stock of CAC	-	-	(22)	(54)
Excess tax benefits related to exercise of stock options	-	-	-	69
Capital contribution	-	155,525	-	3,000
Proceeds from borrowings	-	253,200	6,500	17,000
Payment of obligations under capital leases	(1,058)	(193)	(1,219)	(1,252)
Payments on debt	(7,886)	(178,749)	(7,059)	(19,763)
Deferred financing costs	-	(9,574)	(497)	(173)

Net cash (used in) provided by financing activities	(8,944)	220,209	(2,247)	(1,173)

See notes to consolidated financial statements.		(continued )

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Predecessor	Successor
	December 30, 2004	November 18 to
	to November 17,	December 28,	December 27,	December 26,
	2005	2005	2006	2007
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$13,955	$3,552	$(597)	$886

CASH AND CASH EQUIVALENTS--
Beginning of period	5,636	-	3,552	2,955

CASH AND CASH EQUIVALENTS--
End of period	$19,591	$3,552	$2,955	$3,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--Cash paid during the period for:Interest (net of amounts capitalized)	$6,460	$20,307	$24,401	$25,025

Income taxes	$65	$-	$125	$38

In November 2005, Chicken Acquisition Corp. acquired El Pollo Loco Holdings, Inc (the "Acquisition"). The purchase price was $435.9 million and consisted of $213.8 million cash, net of $19.6 million cash acquired, $185.7 million of assumed and refinanced debt, and $16.8 million of contributed stock and options. In 2006, goodwill was adjusted by $5,037,000 for various liabilities that were identified during the current period, directly attributed to the Acquisition, and accordingly were accounted for as adjustments to the purchase price allocation during the year ended December 27, 2006. Such adjustments consisted of the following: $3,166,000 (amount due predecessor from Income Tax refunds), $1,495,000 (adjustment in purchase price of Holdings related to reconciliation of working capital escrow fund and finalization of valuation); $361,000 (valuation consultant's and auditors' fees in excess of the original estimate); and $51,000 (in other acquisition costs).

During 2005, the Predecessor recorded a $10.5 million deemed distribution to shareholders for expenses assumed on their behalf.

In 2007, the Company acquired three restaurants from a franchisee for total consideration of $8,500,000. The Company’s allocation of the purchase price to the fair value of the acquired assets is as follows: equipment, $0.1 million, favorable lease, $0.2 million, and goodwill, $8.2 million.

As of November 17, 2005, December 28, 2005, December 27, 2006 and December 26, 2007, the Company had included in accounts payable $1,247,000, $783,000, $1,027,000 and $1,358,000 respectively, for the purchase of property and equipment.

See notes to consolidated financial statements.     (concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

EPL Intermediate, Inc. (“Intermediate”) and subsidiary (collectively, the “Company”) is a Delaware corporation headquartered in Costa Mesa, California. The Company’s activities are conducted principally through its subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco. The restaurants, which are located principally in California but also in Texas, Nevada, Arizona, Illinois, Colorado, Connecticut, Massachusetts and Georgia, specialize in flame-grilled chicken in a wide variety of contemporary Mexican-influenced entrees, including specialty chicken burritos, chicken quesadillas, chicken tortilla soup, Pollo Bowls and Pollo Salads. At December 26, 2007, the Company operated 159 (128 in the greater Los Angeles area) and franchised 230 (141 in the greater Los Angeles area) El Pollo Loco restaurants. The Company is a wholly owned subsidiary of El Pollo Loco Holdings, Inc. (“Holdings”). Holdings is a wholly owned subsidiary of Chicken Acquisition Corp. ("CAC").

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

2. ACQUISITION OF THE COMPANY

On September 27, 2005, Holdings entered into a stock purchase agreement (the “Stock Purchase Agreement”) among CAC, Holdings, Intermediate, EPL, the equity holders of Holdings, and American Securities Capital Partners, L.P. (“ASCP”). Pursuant to the Stock Purchase Agreement, on November 18, 2005, CAC, an affiliate of Trimaran Fund II, L.L.C., purchased (the “Acquisition”) all of Holdings’ issued and outstanding common stock (other than certain shares exchanged by existing shareholders, including management, representing approximately 7.3% of Holdings). As a result of the Acquisition, CAC is the owner of the nation’s leading restaurant company specializing in flame-grilled chicken. The Acquisition was accounted for as a purchase of Holdings by CAC in accordance with SFAS No. 141.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of Acquisition based on the initial aggregate purchase price of $435.9 million. The purchase price allocation was based on estimates of the fair value of the assets acquired and liabilities assumed as determined by management with the assistance of an independent valuation company. The valuation was finalized in 2006.

(in thousands)
Current assets	$31,213
Property	68,424
Other assets	2,282
Intangible assets, net	125,405
Goodwill	272,204

Total assets acquired	499,528

Current liabilities	25,379
Other liabilities	38,296
Total liabilities assumed	63,675
Net assets acquired	$435,853

The goodwill recorded as part of the purchase accounting is not deductible for income tax purposes.

3. EQUITY INVESTMENT IN CHICKEN ACQUISITION CORPORATION

The Company is a wholly owned indirect subsidiary of CAC, which is 99% owned by Trimaran Pollo Partners, LLC (the “LLC”) (which is controlled by affiliates of Trimaran Capital, LLC). The LLC’s only material asset is its investment in CAC. CAC’s only material asset is its investment in Intermediate.

On December 26, 2007, the Company entered into a Unit Purchase Agreement with the LLC, CAC, EPL, FS Equity Partners V, L.P. (“FSEP V”), FS Affiliates V, L.P. (“FSA V”), Peter Starrett (“Starrett” and collectively with FSEP V and FSA V, the “Purchasers”), and certain members of the LLC (the “Unit Purchase Agreement”). Pursuant to the Unit Purchase Agreement, the Purchasers acquired 409,091 membership units from the LLC, for an aggregate purchase price of $45 million. The LLC contributed the proceeds of this sale to CAC in consideration for 409,091 newly issued CAC shares. The LLC owned 1,910,753 CAC shares prior to the transaction and 2,319,844 CAC shares after the transaction, representing 99.6% of CAC’s outstanding shares. CAC paid various fees and expenses related to this transaction of approximately $1.8 million.

On December 26, 2007, CAC made a $3 million capital contribution to EPL through intermediary subsidiaries. On January 25, 2008, CAC made an $8 million capital contribution to the Company. The Company used $7.8 million of these proceeds to repurchase outstanding 14.5% senior discount notes due 2014 (see Note 14) at a price that approximated their accreted net book value.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Company’s fiscal year end is the last Wednesday of the calendar year, which in 2005 was December 28, 2005, in 2006 was December 27, 2006 and in 2007 was December 26, 2007. The accompanying consolidated balance sheets present the Company’s financial position as of December 27, 2006 and December 26, 2007. The accompanying consolidated statements of operations, stockholder’s equity (deficiency) and cash flows present the Predecessor period from December 30, 2004 to November 17, 2005, the Successor period from November 18, 2005 to December 28, 2005, and the 52 week periods ended December 27, 2006 and December 26, 2007.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Notes and Accounts Receivable—Notes and accounts receivable consist primarily of royalties, advertising and sublease rent and related amounts receivable from franchisees, which are due on a monthly basis that may differ from the Company’s month-end dates.

Inventories—Inventories consist principally of food, beverages and paper supplies and are valued at the lower of average cost or market.

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

The estimated useful service lives are as follows:

Buildings	30 years

Land improvements	3-30 years

Building improvements	3-10 years

Restaurant equipment	3-10 years

Other equipment	2-10 years

Leasehold improvements	Estimated useful life limited by the lease term

The Company capitalizes certain costs in conjunction with site selection that relate to specific sites for planned future restaurants. The Company also capitalizes certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to operations. The Predecessor capitalized $69,000 of internal costs related to site selection and construction activities during the period from December 30, 2004 to November 17, 2005. The Predecessor also capitalized $84,000 of interest expense during the period from December 30, 2004 to November 17, 2005. The Successor capitalized $16,000, $47,000 and $4,000 of internal costs related to site selection and construction activities during the period from November 18, 2005 to December 28, 2005 and the years ended December 27, 2006 and December 26, 2007, respectively. The Successor also capitalized $106,000, $166,000 and $252,000, of interest expense during the period from November 18, 2005 to December 28, 2005 and the years ended December 27, 2006 and December 26, 2007, respectively.

Goodwill and Other Intangible Assets—Net—Intangible assets consist primarily of goodwill and the value allocated to the Company’s trademarks, franchise network and favorable and unfavorable leasehold interests. Goodwill represents the excess of cost over fair value of net identified assets acquired in business combinations accounted for under the purchase method. Goodwill resulted from the Acquisition by CAC and from the acquisition of certain franchise locations.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize its goodwill and certain intangible assets with an indefinite life, including domestic trademarks. The Company performs its impairment test annually at its fiscal year end, or more frequently if impairment indicators arise. No impairment was recorded during the Predecessor period from December 30, 2004 to November 17, 2005, or the Successor period November 18, 2005 to December 28, 2005 and the Successor years ended December 27, 2006 and December 26, 2007.

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

Impairment of Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. If the Company concludes that the carrying value of such assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded. The Predecessor recorded an impairment charge of approximately $1.0 million for the period December 30, 2004 to November 17, 2005 for two under-performing Predecessor-operated restaurants that will continue to be operated. There was no impairment recorded by the Successor.

Insurance Reserves—The Company is responsible for workers’ compensation insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims, both reported and incurred but not reported, based on historical claims experience and other assumptions.

Restaurant and Franchise Revenue—Revenues from the operation of Company-operated restaurants are recognized as products are delivered to customers. Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, and rental income for leases and subleases to franchisees. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are reported by the franchisees. Initial franchise and license fees are recognized when all material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Initial fees during the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005 and the Successor years ended December 27, 2006 and December 26, 2007, totaled $277,000, $0, $892,000 and $1,049,000, respectively. Sales tax collected from our customers is recorded on a net basis.

Advertising Costs—Production costs for radio and television commercials are initially capitalized and then fully expensed when the commercials are first aired. Advertising expense, which is a component of other operating expenses, was $8,056,000, $291,000, $9,320,000 and $10,373,000 for the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005 and the Successor years ended December 27, 2006 and December 26, 2007, respectively, and is net of $9,093,000, $1,055,000, $11,979,000 and $13,605,000, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ gross sales as reimbursement for advertising, public relations and promotional services the Company provides. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $1,358,000 and $180,000 at December 27, 2006 and December 26, 2007, respectively. Pursuant to the Company’s Uniform Franchise Offering Circular, in market areas in which the Company and franchisees both operate restaurants (the “Designated Market Area”), the Company is required to spend from 4% to 5% of the Company’s Designated Market Area restaurants’ gross sales on advertising, public relations and promotional services. At December 26, 2007, the Company was obligated to spend an additional $74,000 in future periods to comply with this requirement.

Preopening Costs—Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred.

Franchise Area Development Fees—The Company receives area development fees from franchisees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open. Unrecognized area development fees totaled $1,195,000 and $1,945,000 at December 27, 2006 and December 26, 2007, respectively, and are included in other current and noncurrent liabilities in the accompanying consolidated balance sheets.

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

Segment Reporting—The Company develops, franchises and operates quick-service restaurants under the name El Pollo Loco, which provide similar products to similar customers. The restaurants possess similar economic characteristics resulting in similar long-term expected financial performance characteristics. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on its methods of internal reporting and management structure, management determined that the Company operates in a single reporting segment.

Recent Accounting Changes— In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) is effective for fiscal periods beginning after December 15, 2008 and should be applied prospectively for all business acquisitions entered into after the date of adoption. We are currently evaluating the impact the adoption of SFAS No. 141(R) will have on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial position or results of operations.

In February 2007, the FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from our customers are and have been recorded on a net basis. We have no intention of modifying this accounting policy. As such, the adoption of EITF 06-03 did not have an effect on our consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years ending after December 15, 2006. The Company has adopted FIN 48 and has determined that, based on its analysis, the adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.

5. SALE AND ACQUISITIONS OF RESTAURANTS

On June 29, 2007, the Company acquired the assets of three previously franchised restaurants (Las Vegas restaurants). The purchase price of $8.5 million consisted of cash and was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The Company’s allocation of the purchase price to the fair value of the acquired assets is as follows: equipment, $0.1 million, favorable lease, $0.2 million, and goodwill, $8.2 million. Results of operations of the Las Vegas restaurants are included in the Company’s financial statements beginning as of the acquisition date. The pro forma effects of the Company’s acquisition on its historical results of operations are not material.

In August and September of 2007, the Company sold eight restaurants to franchisees for a total of $7.5 million. These restaurants had an aggregate net book value of $1.6 million, and after a write off of goodwill of $8.8 million, which was the proportionate share of goodwill attributable to the eight restaurants, and a liability reduction of $0.1 million, the Company realized a $2.8 million loss that is included in other operating expenses in the accompanying consolidated statements of operations.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 27, 2006	December 27, 2006
Prepaid rent	$1,394	$1,511
Other	2,441	2,163
	$3,835	$3,674

7. PROPERTY

The costs and related accumulated depreciation and amortization of major classes of property as of December 27, 2006 and December 26, 2007 are as follows (in thousands):

	December 27, 2006	December 26, 2007
Property owned:
Land	$12,771	$12,771
Buildings and improvements	42,439	55,091
Other property and equipment	24,110	30,353
Construction in progress	4,435	3,317
	83,755	101,532
Accumulated depreciation and amortization	(9,913)	(19,315)
Property owned—net	$73,842	$82,217
Property held under capital leases	$2,241	$2,186
Accumulated amortization	(607)	(1,081)
Property held under capital leases—net	$1,634	$1,105

Property held under capital leases consists principally of buildings and improvements. The total depreciation and amortization expense for property for the Predecessor period December 30, 2004 to November 17, 2005 and the Successor periods November 18, 2005 to December 28, 2005, December 27, 2006 and December 26, 2007, was approximately $11,364,000, $1,085,000, $9,674,000 and $11,195,000 respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Changes in goodwill consist of the following (in thousands):

	December 27, 2006	December 26, 2007
Beginning balance	$272,204	$277,514
Purchase of the Company by CAC (See Note 2)	—	—
Purchase price adjustments	5,310	—
Purchase of franchise restaurants	—	8,213
Sale of franchise restaurants	—	(8,816)
Ending balance	$277,514	$276,911

Other intangible assets consist of the following (in thousands):

	December 27, 2006	December 26, 2007
Franchise network—net	$7,490	$7,032
Favorable leasehold interest - net	4,492	3,575
Other intangible assets—net	$11,982	$10,607

Unfavorable leasehold interest liability—net	$(7,434)	$(6,047)

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

Amortization expense for international trademark was $150,000 for the Predecessor period December 30, 2004 to November 17, 2005. Amortization expense for franchise network was $1,034,000 $53,000, $457,000 and $457,000 for the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005 and the Successor years ended December 27, 2006 and December 26, 2007, respectively.

The estimated amortization expense for the Company’s amortizable intangible assets and liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31
2008	$258
2009	254
2010	130
2011	167
2012	182

9. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 27, 2006	December 26, 2007
Deferred financing costs - net	$8,552	$7,334
Other	2,043	2,273
	$10,595	$9,607

Amortization expense for deferred financing costs was $7,426,000, $152,000, $1,367,000 and $1,391,000 for the Predecessor period December 30, 2004 to November 17, 2005, the Successor period November 18, 2005 to December 28, 2005 and the years ended December 27, 2006 and December 26, 2007, respectively.

10. LEASES

The Company’s operations utilize property, facilities, equipment and vehicles owned by the Company or leased from others. Buildings and facilities leased from others are primarily for restaurants and support facilities. Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or gross revenues in excess of a defined amount. Initial terms of land and restaurant building leases generally are not less than 20 years, exclusive of options to renew. Leases of equipment primarily consist of restaurant equipment, computer systems and vehicles. The Company subleases facilities to certain franchisees which are recorded on a straight-line basis.

Information regarding the Company’s future lease obligations at December 26, 2007 is as follows (in thousands):

	Capital Leases		Operating Leases
Year Ending December 31	Minimum Lease Payments	Minimum Sublease Rentals	Minimum Lease Payments	Minimum Sublease Rentals
2008	$1,711	$783	$15,925	$1,604
2009	948	490	16,096	1,522
2010	627	225	15,769	1,170
2011	457	115	15,769	960
2012	436	114	15,446	743
Subsequent years	2,031	401	92,889	967
Total	6,210	$2,128	$171,894	$6,966
Less imputed interest	(2,263)
Present value of capital lease obligations	3,947
Less current maturities	(1,241)
Noncurrent portion	$2,706

Net rent expense for the Predecessor period December 30, 2004 to November 17, 2005 and the Successor period November 18, 2005 to December 28, 2005 and the Successor years ended December 27, 2006 and December 26, 2007 is as follows (in thousands):

	Predecessor	Successor
			Years Ended
	December 30, 2004 to November 17, 2005	December 30, 2004 to November 17, 2005	December 27, 2006	December 26, 2007
Base rent	$13,315	$1,561	$15,969	$17,246
Contingent rent	420	42	518	630
Less sublease income	(3,860)	(345)	(4,221)	(4,288)
Net rent expense	$9,875	$1,258	$12,266	$13,588

Base rent and contingent rent are included in other operating expenses, while sublease income is included in franchise revenue in the accompanying consolidated statements of operations. Sublease income includes contingent rental income of $1,700,000, $154,000, $1,980,000 and $2,060,000 for the Predecessor period December 30, 2004 to November 17, 2005 the Successor period November 18, 2005 to December 28, 2005 and the years ended December 27, 2006 and December 26, 2007, respectively.

In addition to the sublease income described above, the Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under noncancelable leases with terms ranging from 3 to 9 years. The lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or gross revenues. Total rental income, included in franchise revenue in the accompanying consolidated statements of operations, for leased property was $346,000, $38,000, $385,000 and $414,000 for the Predecessor period December 30, 2004 to November 17, 2005, the Successor period November 18, 2005 to December 28, 2005 and the years ended December 27, 2006 and December 26, 2007, respectively.

Minimum future rental income for company-owned properties under noncancelable operating leases, which is recorded on a straight-line basis, in effect as of December 26, 2007 is as follows (in thousands):

Year Ending December 31
2008	$291
2009	302
2010	234
2011	166
2012	166
Thereafter	347
Total future minimum rental income	$1,506

11. PREDECESSOR DEBT (2009 Notes and 2010 Notes)

In December 2003, EPL issued the 2009 Notes, consisting of $110,000,000 of senior secured notes accruing interest at 9.25% per annum, due 2009. In March 2004, Intermediate issued the 2010 Notes, consisting of $70.0 million in aggregate principal amount at maturity of 12 1/2% senior discount notes due 2010. In October 2005, EPL and Intermediate commenced tender offers to purchase all outstanding 2009 Notes and 2010 Notes (collectively, the “Notes”), respectively; concurrently, EPL and Intermediate solicited consents to amend the indentures governing the Notes to eliminate substantially all of the restrictive covenants and certain events of default and to modify other provisions contained in the indentures. As of December 28, 2005, all of the Notes, with the exception of $250,000 of 2009 Notes, had been purchased. In connection therewith, substantially all of the restrictive covenants and events of default in the related indentures were eliminated.

12. SENIOR UNSECURED NOTES PAYABLE (2013 Notes)

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

As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, and the 2013 Notes and the 2014 Notes (see Note 14) have restrictions that limit distributions or dividends to be paid by EPL to the Company. Conditions that would allow for distributions or dividends to be made include compliance with a Fixed Charge Coverage Ratio test (as defined) and cash received from the proceeds of new equity contributions. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances. Furthermore, subject to certain restrictions, EPL is permitted under the terms of EPL’s senior secured credit facilities and the indenture governing the 2013 Notes and 2014 Notes to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by EPL. EPL does not currently meet the fixed charge coverage ratio, therefore EPL is not permitted to incur additional indebtedness except for the $8.5 million available under the revolving line of credit at December 26, 2007 (Note 13).

13. NOTES PAYABLE TO MERRILL LYNCH, BANK OF AMERICA, ET AL AND REVOLVING CREDIT FACILITY

On November 18, 2005, EPL entered into senior secured credit facilities (the “Credit Facility”) with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The Credit Facility provides for an $104.5 million term loan and $25.0 million in revolving availability. Future principal payments under the term loan at December 26, 2007 are as follows (in thousands).

Year Ending December 31

2008	$1,035
2009	1,035
2010	1,035
2011	98,348
$101,453

The Credit Facility bears interest, payable quarterly, at a Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin is based on EPL’s financial performance, as defined. The applicable margin rate was 3.00% with respect to LIBOR and 2.00% with respect to Base Rate advances and thereafter ranges from: 2.75% to 2.25% with respect to LIBOR advances and 1.75% to 1.25% with respect to Base Rate advances. The effective rate at December 27, 2006 was 7.70%. In March 2007 the Company amended the credit facility to reduce the interest rate and to modify in the Company’s favor the terms of certain restrictive covenants. The Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of the Company, a first priority pledge by the Company of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets. In addition, the Credit Facility is guaranteed by the Company and Holdings. The Credit Facility matures on November 18, 2011. As of December 26, 2007, EPL was in compliance with all of the financial covenants contained in its senior credit facility and has $8.5 million available for borrowings under the revolving line of credit.

14. PIK NOTES (2014 Notes)

On November 18, 2005, Intermediate Finance issued the 2014 Notes, consisting of $39,342,000 aggregate principal amount at maturity of 14 1/2% senior discount notes due 2014 (the “2014 Notes”) in a private placement. In 2005 Intermediate Finance merged with and into Intermediate, with Intermediate surviving the merger and assuming Intermediate Finance’s obligations under the notes and the related indenture. The indenture restricts the ability of Intermediate and its subsidiaries to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items. The indenture also limits the ability of EPL or other subsidiaries to make dividend or other payments to Intermediate and for Intermediate to make payments to Holdings (see Note 12).

At December 26, 2007, the Company had $30,274,000 outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39,342,000 at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014.

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

15. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 27, 2006	December 26, 2007
Accrued sales and property taxes	$2,561	$2,601

Other	1,746	2,475
	$4,307	$5,076

16. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 27, 2006	December 26, 2007
Closed restaurant reserve	322	171

Deferred rent	2,779	4,498

Other	1,802	4,702
	$4,903	$9,371

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

17. INCOME TAXES -

The provision for income taxes is based on the following components (in thousands):

	Predecessor	Successor
	December 30, 2004 to November 17, 2005	November 18, 2005 to December 28, 2005	Year Ended December 27, 2006	Year Ended December 26, 2007
Current income taxes:

Federal	$(467)	$—	$22	$12

State	663	—	13	23
	196	—	35	35
Deferred income taxes:

Federal	(5,524)	(307)	994	1,933

State	(2,323)	(86)	43	1,125
	(7,847)	(393)	1,037	3,058
	$(7,651)	$(393)	$1,072	$3,093

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to income before provision for income taxes is as follows (in thousands):

	Predecessor	Successor
	December 30, 2004 to November 17, 2005	November 18, 2005 to December 28, 2005	Year Ended December 27, 2006	Year Ended December 26, 2007
Provision for income taxes at statutory rate	$(6,595)	$(343)	$598	$(329)

State income taxes—net of federal income tax benefit	(1,079)	(55)	37	746
Disqualified interest expense	—	—	353	—
Non-deductible goodwill	—	—	—	2,785
Other	23	5	84	(109)
	$(7,651)	$(393)	$1,072	$3,093

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The Company’s deferred income tax assets and liabilities consist of the following (in thousands):

	December 28,	December 27,	December 26,
	2005	2006	2007
Negative leasehold liability	$1,489	$1,460	$3,706

Capital leases	1,462	1,167	1,242

Accrued vacation	628	658	683

Accrued bonus	966	—	798

Deferred rent	727	1,138	1,597

Accrued workers’ compensation	1,441	1,509	1,448

Enterprise zone and other credits	208	351	525

State taxes	2,217	2,205	—

Net operating losses	8,789	9,463	7,595

Interest expense	—	1,155	—

Other	243	522	4,145
Deferred income tax assets	18,170	19,628	21,739
Other identifiable intangibles	(47,860)	(49,828)	(51,262)

Prepaid expense	(1,446)	(1,522)	—

Basis difference in fixed assets	(1,659)	(1,658)	(2,393)

Other	(68)	(69)	(4,591)
Deferred income tax liabilities	(51,033)	(53,077)	(58,246)
Net deferred income tax liability	$(32,863)	$(33,449)	$(36,507)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will be realized.

As of December 26, 2007, the Successor has federal and state net operating loss carryforwards of approximately $14,812,000 and $27,574,100, respectively, which expire beginning in 2025 and 2015, respectively. The Successor also has state enterprise zone credits of approximately $351,000 which carryforward indefinitely.

The utilization of net operating loss carryforward may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

On December 28, 2006, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertain tax positions. FIN 48 requires that the Company recognize the impact of a tax position in our financial statement if the position is more likely than not of being sustained upon examination and on the technical merits of the position. The impact of the adoption of FIN 48 was immaterial to the Company’s consolidated financial statements. The total amount of unrecognized tax benefits as of December 26, 2007, was $2,098,000, which if recognized, would affect other tax accounts, primarily deferred taxes in future periods and would not affect the Company’s effective tax rate.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at December 28, 2006	$0
Gross Increases - tax positions in prior period	1,900,000
Gross Increases - tax positions in current period	198,000
Balance at December 26, 2007	$2,098,000

The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

FIN 48 requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company’s best estimate of the amount ultimately to be paid. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company has uncertain tax positions as of December 26, 2007, however, the Company has sufficient net operating losses to offset additional amounts owed, if any. Consequently no interest or penalties has been accrued by the Company.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2003 through 2007 are subject to examination by various tax authorities. The Company is no longer subject to U.S. examination for years before 2004, and years before 2003 by state taxing authorities.

18. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 15% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution vests ratably over three years. The Company’s contributions to the plan for the Predecessor period December 30, 2004 to November 17, 2005, and the Successor period November 18, 2005 to December 28, 2005 and the Successor years ended December 27, 2006 and December 26, 2007, were approximately $259,000, $34,000, $393,000 and $416,000, respectively.

19. STOCK-BASED COMPENSATION

As of November 17, 2005, options to purchase 82,617 shares of common stock of Holdings were outstanding. As of December 28, 2005, December 27, 2006, and December 26, 2007, options to purchase 277,608, 302,772 and 304,287 shares, respectively of common stock of CAC were outstanding. Included in that amount are 80,831 options that are fully vested; the remaining options partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the seventh anniversary of the grant date, and vest 100% upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC. All options were granted at fair value on the date of grant.

Changes in stock options for the Predecessor period December 30, 2004 to November 17, 2005, the Successor period November 18, 2005 to December 28, 2005, and the Successor years ended December 27, 2006 and December 26, 2007 are as follows:

Predecessor	Shares	Weighted-Average Exercise Price (2)		Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding—December 29, 2004	84,117		$15.96
Grants (weighted-average fair value of $12.28 per share)	1,250		$36.56
Exercised	(2,500)		$11.27
Canceled	(250)		$17.61
Outstanding—November 17, 2005	82,617 (1)		$20.70

Successor
Outstanding—November 18, 2005	—	$
Converted from Holdings options (1)	81,835		$8.75
Grants (weighted-average fair value of $29.56 per share)	195,773		$86.43
Outstanding—December 28, 2005	277,608		$63.53
Grants (weighted-average fair value of $45.86 per share)	32,153		$96.48
Exercised	(295)		$10.80
Canceled	(6,694)		$86.43
Outstanding—December 27, 2006	302,772		$66.58	7.9	11,306
Grants (weighted-average fair value of $49.95 per share)	22,246		$113.29
Exercised	(709)		$10.39
Canceled	(20,022)		$88.93
Outstanding—December 26, 2007	304,287		$68.65	7.0	13,044
Vested and expected to vest in the future - December 26, 2007	304,287		$68.65	7.0	13,044
Exercisable - December 26, 2007	80,831		$8.74	3.9	8,309

(1)
Concurrent with and because of the Acquisition, 82,617 options of Holdings became fully vested. 47,976 of these options were purchased by CAC in connection with the Acquisition. The remaining options were exchanged for options in CAC. The CAC options received had the same intrinsic value as the Holdings’ options that were relinquished. These options were included as a portion of purchase consideration in the Acquisition.

(2)
The weighted average exercise prices have been retroactively adjusted to reflect the reduction in exercise prices that occurred as a result of the March 2004 dividends that were paid to Holdings. Effective with the March 2004 completion of the 2010 Notes offering described in Note 11, Intermediate paid a dividend to Holdings of $37,000,000, which applied the proceeds to pay a cash dividend to its stockholders. The dividend effectively reduced the fair value of the stock options outstanding at the date of the offering. To partially offset the effects of the reduction, the Board of Directors of Holdings reduced the exercise price of the outstanding options by 53.0% in order to maintain consistency before and after the redemption and the dividend in (i) the aggregate intrinsic value of the option awards and (ii) the ratio of the exercise price per share to the fair market value per share. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, such reduction in the exercise price was not considered to be a modification requiring variable accounting treatment. The Board of Directors of EPL also approved a bonus of up to $2,300,000 to be paid to the option holders at various dates through 2009 contingent upon continued employment with the Company. In April 2004, approximately $1,300,000 was paid to the option holders. As of December 29, 2004, approximately $500,000 of the bonus had been earned, but not yet paid. The remaining $500,000 of bonus was paid in conjunction with the Acquisition and recorded as payroll and benefits expense. As of December 26, 2007, the Company had no further obligations.

Outstanding stock options at December 26, 2007 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.98	17,694	2.1	$2.98	17,694	$2.98
$7.56	24,026	3.3	$7.56	24,026	$7.56
$9.68-$11.77	32,365	4.7	$10.68	32,365	$10.68
$15.48-$20.60	6,746	6.8	$18.59	6,746	$18.59
$86.43	189,059	8.0	$86.43	—	$—
$108.84-$117.75	34,397	9.2	$111.75	—	$—
	304,287	7.0	$68.65	80,831	$8.74

The intrinsic value is calculated as the difference between the market value as of December 26, 2007 and the exercise price of the options outstanding and options exercisable.

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

Variable Accounting: Options granted on December 15, 2005 provide that, in the event of a successful completion of an initial public offering of at least $50 million before November 18, 2007, 50% of the then unvested options would have vested immediately upon consummation of the offering. The remaining unvested options would have automatically terminated and the optionees would have been entitled to receive restricted stock with an aggregate economic value equal to the fair market value (measured at the close of business of the first day of public trading) of the shares into which the terminated unvested options were exercisable minus the aggregate exercise price of such options. Upon a change in control of CAC, or if the initial public offering occurs after November 18, 2007, 100% of the options granted will vest immediately.

For options granted on December 15, 2005 that would have been cancelled and replaced with restricted stock upon completion of an initial public offering before November 18, 2007, the Company used variable accounting to recognize expense based on the change in incremental value of the award at each reporting period until November 18, 2007. As the Company did not undertake an initial public offering prior to November 18, 2007, the future compensation expense is calculated based on the intrinsic value of the award as of that date. Compensation expense of $245,000 and $381,000 and a corresponding decrease in net income of $91,000 and $155,000 was recognized for the years ended December 27, 2006 and December 26, 2007, respectively, related to such options. As of December 26, 2007, the total unamortized compensation expense related to these options was approximately $1.5 million, which will be amortized over the remaining vesting period of approximately 5.0 years, or earlier in the event of an initial public offering of our common stock or a change in control.

SFAS 123(R): SFAS 123(R) requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted the provisions of SFAS 123(R) on December 29, 2005 using a prospective application. Under the prospective application, SFAS 123(R) applies to new awards and any awards that are modified or cancelled subsequent to the date of adoption of SFAS 123(R). Prior periods are not revised for comparative purposes. Because the Company used the minimum value method for its pro forma disclosures under SFAS 123, options granted prior to December 29, 2005 will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after December 29, 2005.

In order to meet the fair value measurement objective, the Company utilizes the Black-Scholes option-pricing model to value compensation expense for share-based awards granted beginning in 2006 and developed estimates of various inputs including forfeiture rate, expected term life, expected volatility, and risk-free interest rate. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term of options granted is derived from the simplified method per Staff Accounting Bulletin No. 107 “SAB 107”. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the Company’s employee stock options. Expected volatility is based on the comparative industry entity data. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero for option valuation.

The weighted-average estimated fair value of employee stock options granted during the year ended December 26, 2007 was $49.95 per share using the Black-Scholes model with the following weighted-average assumptions used to value the option grants: Expected volatility of 32%; Expected term life - 7.0 years; Forfeiture rate - 1.22%; Risk-free interest rates ranged from 4.5% to 5.0%; and Expected dividends - 0%.

The weighted-average estimated fair value of employee stock options granted during the year ended December 27, 2006 was $45.86 per share using the Black-Scholes model with the following weighted-average assumptions used to value the option grants: Expected volatility ranged from 33% to 41%; Expected term life - 7.0 years; Forfeiture rate - 1.22%; Risk-free interest rates ranged from 4.3% to 4.7%; and Expected dividends - 0%.

Under the prospective method of SFAS 123(R), compensation expense was recognized during the year ended December 26, 2007 for all stock based payments granted after December 28, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). During the years ended December 27, 2006 and December 26, 2007, the Company recognized share-based compensation expense before tax of $112,000 and $373,000, respectively, related to stock option grants after December 28, 2005. These expenses were included in other operating expenses consistent with the salary expense for the related optionees. This incremental stock-based compensation expense caused a decrease to net income of $42,000 and $152,000 for the years ended December 27, 2006 and December 26, 2007, respectively. The adoption of SFAS 123(R) did not impact the Company’s cash flows.

Upon consummation of an initial public offering of at least $50 million or a change in control of CAC, the Company would incur compensation expense related to the immediate vesting of the unvested portion of certain options. The expense will be determined by calculating the unrecognized compensation cost as of the date of the completion of the offering or the change in control.

As of December 26, 2007, there was total unrecognized compensation expense of $3.6 million related to unvested stock options which the Company expects to recognize over a weighted average period of 5.2 years.

20. COMMITMENTS AND CONTINGENCIES

Legal Matters

On or about April 16, 2004, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The complaint was served on us on April 19, 2004. The court has lifted the stay on the class action pursuant to a recent California Supreme Court decision. The matter is now proceeding in Superior Court, and the parties are conducting limited discovery on the issue of class certification. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

On or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against EPL in the Superior Court of the State of California, County of Los Angeles. Carlos Olvera replaced Mr. Amezcua as the named class representative on August 16, 2006. This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. We were served with this complaint on December 16, 2005. The court denied EPL’s motion to compel arbitration, and the Company has appealed that decision. This matter is subject to an automatic stay while it is pending before the Court of Appeal. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

The contractual rights to use the name El Pollo Loco® and certain related trademarks and intellectual property in Mexico were assigned to us in 1996, pursuant to an agreement between us and EPL-Mexico, a company controlled by Jose Francisco Ochoa, the founder of the first El Pollo Loco restaurant in Mexico and the United States. As consideration for the assignment of such rights, we agreed, subject to the terms and conditions of the agreement, to use commercially reasonable efforts to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant that we develop. On March 31, 2004, EPL-Mexico filed suit against us alleging, among other things, that we breached our agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco® in Mexico should revert to EPL-Mexico. Trial in this matter was completed on July 26, 2007 with a jury verdict awarding damages in favor of EPL-Mexico in the amount of $21.3 million. Final judgment was issued by the Court on November 30, 2007 in the amount of $20,251,000 plus attorneys fees. In addition, the Court terminated the 1996 agreement and ordered EPL to assign all intellectual property defined in that agreement to EPL-Mexico. The trial court issued a further order awarding EPL-Mexico a total of $3,031,350 in attorneys’ fees and costs. In January 2008, EPL filed an appeal of these judgments in the U.S. Fifth Circuit Court of Appeals. The appeal process could take 12 to 18 months. If the judgments are upheld on appeal, EPL will be required to pay such judgments, which could result in an event of default under our credit facility and our long-term notes and materially adversely affect our liquidity, financial condition and business. In addition, the loss of the rights to use the trademarks and intellectual property in Mexico could adversely affect our brand in the U.S. and elsewhere.

In connection with our appeal of these judgments, EPL posted an appeal bond in the amount of $24,301,450. A portion of the appeal bond was collateralized by a $17,900,000 letter of credit arranged by Trimaran Fund II, LLC (“Trimaran Fund”). Trimaran Fund is a 20.6% member of the LLC and an affiliate of Trimaran. To compensate Trimaran Fund for this accommodation, on December 19, 2007, EPL and CAC entered into two agreements with Trimaran Fund: a Fee Agreement and a Payment and Subscription Agreement. Pursuant to the Fee Agreement, in January 2008 EPL paid Trimaran Fund an up-front fee of $536,000, representing 3% of the amount of the letter of credit. EPL must also reimburse Trimaran Fund for any amounts it must pay in connection with the letter of credit. If Trimaran Fund provides cash collateral to secure the appeal bond, rather than a letter of credit, EPL must pay Trimaran Fund an annual fee equal to 13.25% of the cash collateral, payable quarterly. The cash collateral fee is payable, at Trimaran Fund’s option, in accordance with the Payment Options described below.

The purpose of the Payment and Subscription Agreement is to provide for the possibility that after all appeals EPL will be required to pay the judgments. If the appeal bond is used to satisfy the judgment, EPL or CAC would be required repay Trimaran Fund in one or more of the following forms, at the option of Trimaran Fund (“Payment Options”):

•	cash;

•
a two-year promissory note, accruing interest at a rate of 13.25% per annum, compounded annually, increasing by 0.50% per calendar quarter to a maximum of 17.5% per annum, convertible into or payable with, at the holder’s option, convertible preferred stock or common stock of CAC; or

•	convertible preferred stock or common stock of CAC.

Trimaran Fund may choose any combination of the Payment Options only to the extent that such options do not result in a default under the terms of the Company’s indebtedness outstanding at the time. The Company’s indentures require that transactions with affiliates, such as Trimaran Fund, must be on terms that are no less favorable than the Company would have obtained in a transaction with an unrelated party. If the terms of these agreements, including any Payment Option chosen by Trimaran Fund, do not comply with this provision in the indentures, the parties have agreed to modify the terms of these agreements to the extent required to comply with the indentures. Any CAC shares or debt securities issued under the foregoing agreements are subject to applicable pre-emptive rights under the stockholders agreement and LLC operating agreement described above.

Pursuant to a Contribution Agreement dated December 26, 2007 among Trimaran Fund and the “FS Funds” FS Equity Partners V, L.P. and FS Affiliates V, L.P., the FS Funds are required to contribute their pro rata share (based on their percentage interest in the LLC) of any amounts Trimaran Fund pays in connection with the appeal bond or its letter of credit, and the FS Funds will share pro rata in any payments received by Trimaran Fund pursuant to the foregoing agreements.

Our appeal will cite a number of key findings by the jury and actions by the plaintiff’s attorney that reinforce the Company’s firm belief that the damage findings were not supported by the facts in this case as a matter of law. Based on the arguments we will make on our appeal, we believe that the likelihood that the appeals court will affirm the amount of the judgment is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because we believe that these potential losses are not probable or estimable, we have not recorded any reserves or contingencies related to these legal matters. In the event that our assumptions used to evaluate these matters as neither probable nor estimable change in future periods, we may be required to record a liability for an adverse outcome, which could have a material adverse effect on our results of operations and financial position.

On June 22, 2006, the Company filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company (Arch), seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, the Company in the EPL-Mexico v. EPL-USA trademark litigation described above. The Court denied the Summary Judgment motions filed by both parties and the trial has been postponed until June 2008.

On November 1, 2006, Fall River Music, Inc. filed a lawsuit United States District Court, Central District of California, Santa Ana Division, against El Pollo Loco, Inc. and its advertising agency, Krueger Communications, LLC. Fall River Music claimed all rights, title and interest to the musical composition “Guantanamera,” and alleged that the music used by EPL in its advertisements was an infringement of Fall River’s copyrights. The parties settled the matter and the lawsuit was dismissed on November 15, 2007.

On January 11, 2007, Veronica Blanco, on behalf of herself and all others similarly situated, filed a purported class action complaint against EPL in the United States District Court, Central District of California, Santa Ana Division. Plaintiff alleges violations of the federal Fair Credit Reporting Act and Fair and Accurate Credit Transactions Act, which restrict the credit card information that may be printed on customer receipts. The Court issued an order on November 1, 2007, striking the class allegations on its own motion. This matter is therefore no longer a purported class action and will have no material impact.

On April 10, 2007, Shawn Monroe filed purported class action in state court in Los Angeles County. Plaintiff had dismissed his individual ADA action against a single EPL restaurant when the Court denied his request to convert that lawsuit to a class action. He then filed this lawsuit alleging ADA violations on behalf of all disabled individuals who utilize wheelchairs or electric scooters for mobility at all EPL company-owned restaurants in the state of California. The Court issued an order on February 14, 2008 striking plaintiff’s class allegations without leave to amend his compliant. This case is an individual claim for a single restaurant location and therefore will have no material impact.

In April 2007, Dora Santana filed a purported class action in state court in Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. Written discovery has just begun on the limited issue of class certification. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could be material, and we cannot give any assurance that we would have the resources available to pay such settlement or judgment.

In October 2004, five individual plaintiffs initially filed an employment related lawsuit against EPL in Los Angeles County Superior Court. The case was compelled to arbitration, and is now proceeding before a private arbitrator. Three plaintiffs settled for $3,000 each, leaving Syed Rahman, a former Assistant Manager and Celso Diaz, a former delivery driver claiming discrimination in a variety of forms including race, religion, national origin and gender at the restaurant located in North Hollywood. EPL has a motion for summary judgment pending on each claim, and the arbitration has been taken off calendar to accommodate the required briefing timeline. While we intend to vigorously defend this action, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

On or about October 4, 2007, Robyn James, a former General Manager, filed a lawsuit in Superior Court for the County of Los Angeles. EPL was served on January 31, 2008. Plaintiff alleges race discrimination as well as retaliation and negligent hiring and supervision. In addition to suing EPL, plaintiff has named as individual defendants, the Area Leader of the two stores where she was assigned and an Assistant Manager. This case is in the preliminary stage. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

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

Purchasing Commitments

The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants, respectively, which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 with an estimated Company obligation totaling $8,607,000.

21. RELATED PARTY TRANSACTIONS

Until November 18, 2005, EPL was a party to a Management Consulting Agreement with American Securities Capital Partners, L.P., which is an affiliate of the former majority owner of Holdings, pursuant to which ASCP provided EPL with certain management services. The annual fee for ASCP’s services was approximately $400,000 plus its reasonable expenses. During the Predecessor period from December 30, 2004 to November 17, 2005, $435,000 was expensed and paid to ASCP for managerial services and expenses. On November 18, 2005, CAC entered into a Monitoring and Management Services Agreement with Trimaran Fund Management, L.L.C. (“Trimaran”), an affiliate of the majority owner of CAC, which provides for annual fees of $500,000 plus reasonable expenses. This Agreement was amended on December 26, 2007 to add an affiliate of the Purchasers (see Note 3) as a party to the Agreement. Such party shares in the fees payable under the Agreement. During the years ended December 28, 2005, December 27, 2006 and December 26, 2007, $59,000, $570,000 and $624,000, respectively, was expensed and paid pursuant to this Agreement. These amounts are included in other operating expenses in the accompanying consolidated statements of operations.

See Note 20 regarding certain agreements relating to an appeal bond.

The Company had receivables from affiliates of $0 and $115,000 as of December 27, 2006 and December 26, 2007, respectively.

22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial data for the periods ended as indicated (in thousands):

For the year ended December 26, 2007:

	2007
	1st	2nd	3rd	4th
Operating revenue	$66,819	$69,706	$72,314	$70,186
Operating income	7,798	8,626	6,174	5,628
Income (loss) before provision for income taxes	470	1,450	(1,249)	(1,612)
Net income (loss)	234	1,354	(4,012)	(1,610)

For the year ended December 27, 2006:

	2006
	1st	2nd	3rd	4th
Operating revenue	$63,168	$65,858	$66,309	$64,553
Operating income	7,134	9,139	9,054	5,195
Income (loss) before provision for income taxes	15	2,040	1,826	(2,172)
Net income (loss)	9	1,247	532	(1,151)

EXHIBIT INDEX

Exhibit No.	Footnote	Description
2.1	(1)
Stock Purchase Agreement, dated as of September 27, 2005, among Chicken Acquisition Corp., EPL Holdings, Inc., EPL Intermediate, Inc., EL Pollo Loco, Inc, the equityholders of the EPL Holdings, Inc. parties thereto, and American Securities Capital Partners, L.P.

2.1	(8)
Unit Purchase Agreement, dated December 26, 2007, among EPL Intermediate, Inc., Trimaran Pollo Partners, L.L.C., Chicken Acquisition Corp., El Pollo Loco, Inc., FS Equity Partners V, L.P., FS Affiliates V, L.P., Peter Starrett, and certain members of Trimaran Pollo Partners, L.L.C.

2.2	(5)	Agreement and Plan of Merger, dated November 18, 2005, of EPL Intermediate Finance Corp., to be merged with and into EPL Intermediate, Inc.

3.1	(2)	Certificate of Incorporation of EPL Intermediate, Inc.

3.2	(2)	Certificate of Designations, Preferences and Rights of 6% Series A Preferred Stock

3.3	(12)	Amended and Restated Bylaws of EPL Intermediate, Inc. effective January 30, 2008.

4.1	(5)	Indenture relating to the 2014 Notes, dated November 18, 2005, between EPL Intermediate, Inc. (as successor by merger to EPL Intermediate Finance Corp.) and The Bank of New York Trust Company, N.A.

4.2	(5)	Form of Note (included as Exhibit A to Exhibit 4.1)

4.3	(5)
Registration Rights Agreement relating to the 2014 Notes, dated November 18, 2005, among EPL Intermediate, Inc. (as successor by merger to EPL Intermediate Finance Corp.), Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC

4.4	(3)	Indenture relating to the 2009 Notes, dated as of December 19, 2003, among El Pollo Loco, Inc., EPL Intermediate, Inc. and The Bank of New York, as Trustee

4.5	(5)
Indenture relating to the 2013 Notes, dated November 18, 2005, among El Pollo Loco, Inc. (as successor by merger to EPL Finance Corp.), EPL Intermediate, Inc. and The Bank of New York Trust Company, N.A.

4.6	(5)
Registration Rights Agreement relating to the 2013 Notes, dated November 18, 2005, among El Pollo Loco, Inc. (as successor by merger to EPL Finance Corp.), Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC

4.7	(6)	Supplemental Indenture, dated November 2, 2005, between El Pollo Loco, Inc. and The Bank of New York as Trustee

10.1	(5)+	Employment Agreement, dated September 27, 2005, between El Pollo Loco, Inc. and Stephen E. Carley

10.2	(5)+	Employment Agreement, dated September 27, 2005, between El Pollo Loco, Inc. and Joseph Stein

10.3	(5) +	Amendment No. 1 to Stein Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Joseph Stein

10.4	(5) +	Employment Agreement, dated November 1, 2005, between El Pollo Loco, Inc. and Brian Berkhausen

10.5	(5) +	Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Karen Eadon

10.6	+	Employment Agreement, dated June 28, 2007, between El Pollo Loco, Inc. and Jerry Lovejoy.

10.7	+	Personal Travel Stipend for Stephen Carley.

10.8	(5) +	Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Jeanne Scott

10.9	(5) +	Employment Agreement, dated January 9, 2006, between El Pollo Loco, Inc. and Stephen Sather

10.10	(5) +	Form of Exchange Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

10.11	(5) +	Amendment No. 1 to Form of Exchange Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

10.12	(5) +	Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

10.13	(5) +	Amendment No. 1 to Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

10.14	(5) +	Amendment No. 2 to Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

10.15	(5) +	Stockholders Agreement, dated November 18, 2005, among Chicken Acquisition Corp., Trimaran Pollo Partners, LLC and other shareholders

10.16	+	Amendment No. 1 to Stockholders Agreement, dated on or about April 20, 2006, between Chicken Acquisition Corp. and Trimaran Pollo Partners, LLC.

10.17	(7)
Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated March 8, 2006, among affiliates of Trimaran Fund Management, L.L.C. and certain other third party investors

10.18	(5)	Monitoring and Management Services Agreement, dated November 18, 2005, between Chicken Acquisition Corp. and Trimaran Fund Management, L.L.C.

10.19	(5)
Credit Agreement, dated November 18, 2005, among El Pollo Loco, Inc., EPL Intermediate, Inc., Merrill Lynch Capital Corporation, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, CIT Lending Services Corporation and the other lenders party thereto

10.20	(5)	Security Agreement, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

10.21	(5)	Securities Pledge Agreement, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

10.22	(5)	Guaranty, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

10.23	(9) +	Form of Non-Qualified Stock Option Agreement for directors with Chicken Acquisition Corp.

10.24	(5) +	Form of Non-Qualified Stock Option Agreement for officers with Chicken Acquisition Corp.

10.25	(5) +	Chicken Acquisition Corp. 2005 Stock Option Plan

10.26	(3)*	Letter Agreement, dated February 15, 2005, between Pilgrim’s Pride Corporation and El Pollo Loco, Inc.

10.27	(5)*	Amendment dated January 11, 2006 to Letter Agreement dated February 15, 2005, between Pilgrim’s Pride Corporation and El Pollo Loco, Inc.

10.28	(3)	Form of Franchise Development Agreement

10.29	(3)	Form of Franchise Agreement

10.30	+	Compensation of Independent Directors

10.31	(9)	Fiesta Brands Development Agreement dated August 10, 2006.

10.32	(8)	Amendment No. 1 to the Monitoring and Management Services Agreement, dated December 26, 2007, among Chicken Acquisition Corp., Trimaran Fund Management, LLC, and Freeman Spogli & Co. V, L.P.

10.33	(8)
Amendment No. 1 to the Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated December 26, 2007, among Trimaran Pollo Partners, LLC, certain members of Trimaran Pollo Partners, LLC, FS Equity Partners V, L.P. and  FS Affiliates V, L.P.

10.34	(8)
Amendment No. 2 to the Stockholders Agreement, dated December 26, 2007, between Chicken Acquisition Corp. and Trimaran Pollo Partners, LLC. Note: this exhibit was incorrectly identified as Amendment No. 1 to the Stockholders Agreements in the Form 8-K filed on January 2, 2008. Amendment No. 1 to the Stockholders Agreement is filed as Exhibit No. 10.16 hereto.

10.35		Payment and Subscription Agreement, dated December 19, 2007, among El Pollo Loco, Inc., Chicken Acquisition Corp. and Trimaran Fund II, LLC.

10.36		Fee Agreement, dated December 19, 2007, among El Pollo Loco, Inc., Chicken Acquisition Corp. and Trimaran Fund II, LLC.

10.37	(10)*	Letter Agreement dated February 27, 2007 between El Pollo Loco, Inc. and Pilgrim’s Pride Corporation.

10.38	(10) +	Independent Directors Stock Plan

10.39	(10)	Lease dated May 18, 2007, between El Pollo Loco, Inc. and C.J. Segerstrom & Sons.

10.40	(11)	Amendment No. 1 and Agreement dated March 14, 2007 relating to Credit Agreement dated November 18, 2005.

10.41	(11)*	Agreement dated February 21, 2007 between El Pollo Loco, Inc. and Koch Foods, Inc.

10.42	(12)
Amendment No. 2 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated January 30, 2008, among Trimaran Pollo Partners, LLC, certain members of Trimaran Pollo Partners, LLC, FS Equity Partners V, L.P. and  FS Affiliates V, L.P.

10.43	+	Form of Amendment dated March 19, 2008, to the Officer Employment Agreements filed as exhibits 10.1, 10.2, 10.4, 10.5, 10.6, 10.8 and 10.9 hereto.

10.44	+	Adjustment to Calculation of EBITDA Applicable to Executive Bonus Awards effective February 6, 2008.

10.45	+	Definition of EBITDA applicable to Executive Bonus Awards pursuant to Amendment to Employment Agreements (Exhibit 10.43 hereto).

12.1		Computation of Ratio of Earnings to Fixed Charges

14.1	(4)	El Pollo Loco, Inc. Code of Business Ethics & Conduct

21.1	(2)	Subsidiaries of EPL Intermediate, Inc.

31.1		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1		Press Release dated March 20, 2008.

Footnotes:
(1)	Incorporated by reference to EPL Intermediate, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2005 (File No. 333-115644) filed on November 14, 2005.

(2)	Incorporated by reference to EPL Intermediate, Inc.’s Registration Statement on Form S-4 (File No. 333-115644) filed on May 19, 2004.

(3)	Incorporated by reference to El Pollo Loco, Inc.’s Registration Statement on Form S-4 (File No. 333-115486) filed on May 14, 2004.

(4)	Incorporated by reference to El Pollo Loco, Inc.’s Annual Report on Form 10-K for the year ended December 29, 2004 (File No. 333-115486) filed on March 28, 2005.

(5)	Incorporated by reference to EPL Intermediate, Inc.’s Form 10-K for the year ended December 27, 2005 (File No. 333-115644) filed on April 10, 2006.

(6)	Incorporated by reference to El Pollo Loco, Inc.’s Form 8-K filed on November 4, 2005.

(7)	Incorporated by reference to EPL Intermediate Inc.’s Registration Statement on Form S-4 (File No. 333-133318) filed on April 14, 2006.

(8)	Incorporated by reference to EPL Intermediate Inc.’s Form 8-K (File No. 333-115644) filed on January 2, 2008.

(9)	Incorporated by reference to EPL Intermediate Inc.’s Form 10-K (File No. 333-115644) filed March 23, 2007.

(10)	Incorporated by reference to EPL Intermediate Inc.’s Form 10-Q (File No. 333-115644) filed August 10, 2007.

(11)	Incorporated by reference to EPL Intermediate Inc.’s Form 10-Q (File No. 333-115644) filed May 14, 2007.

(12)	Incorporated by reference to EPL Intermediate, Inc.’s Form 8-K (File No. 333-115644) filed February 5, 2008.

+	Management contracts and compensatory plans and arrangements.

*	Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request.