Form 10-Q
period 2008-03-26
EPL Intermediate, Inc.
filed 2008-05-09
CIK 1289728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2008

or

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

As of May 9, 2008, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands)

	DECEMBER 26,	MARCH 31,
	2007	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,841	$3,192
Notes and accounts receivable—net	3,631	4,061
Inventories	1,778	1,786
Prepaid expenses and other current assets	3,674	5,532
Deferred income taxes	2,357	2,357

Total current assets	15,281	16,928

PROPERTY OWNED—Net	82,217	83,387

PROPERTY HELD UNDER CAPITAL
LEASES—Net	1,105	998

GOODWILL	276,911	276,911

DOMESTIC TRADEMARKS	120,700	120,700

OTHER INTANGIBLE ASSETS—Net	10,607	10,198

OTHER ASSETS	9,607	9,154

TOTAL ASSETS	$516,428	$518,276

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	DECEMBER 26,	MARCH 31,
	2007	2008
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$2,500	$-
Current portion of note payable	1,035	1,024
Current portion of obligations under capital leases	1,241	1,080
Accounts payable	13,203	13,815
Accrued salaries	3,725	4,470
Accrued vacation	1,936	1,973
Accrued insurance	1,412	1,732
Accrued income taxes payable	102	23
Accrued interest	1,934	5,600
Accrued advertising	180	284
Other accrued expenses and current liabilities	5,076	4,958

Total current liabilities	32,344	34,959

NONCURRENT LIABILITIES:
Senior secured notes (2009 Notes)	250	250
Senior unsecured notes (2013 Notes)	123,843	123,892
PIK Notes (2014 Notes)	30,274	23,383
Note payable—less current portion	100,418	99,098
Obligations under capital leases—less current portion	2,706	2,562
Deferred income taxes	38,864	38,564
Other intangible liabilities—net	6,047	5,735
Other noncurrent liabilities	9,371	9,773

Total noncurrent liabilities	311,773	303,257

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding	-	-
Additional paid-in-capital	176,296	184,501
Accumulated Deficit	(3,985)	(4,441)

Total stockholder's equity	172,311	180,060

TOTAL	$516,428	$518,276

See notes to condensed consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended March 31,
	2007	2008

OPERATING REVENUE:
Restaurant revenue	$62,449	$66,326
Franchise revenue	4,370	4,852

Total operating revenue	66,819	71,178

OPERATING EXPENSES:
Product cost	19,201	21,594
Payroll and benefits	16,315	17,684
Depreciation and amortization	2,794	2,985
Other operating expenses	20,711	22,467

Total operating expenses	59,021	64,730

OPERATING INCOME	7,798	6,448

INTEREST EXPENSE—Net	7,328	7,172

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	470	(724)

PROVISION (BENEFIT) FOR INCOME TAXES	236	(268)

NET INCOME (LOSS)	$234	$(456)

See notes to condensed consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	13 Weeks Ended March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$234	$(456)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and intangible assets	2,794	2,985
Stock-based compensation expense	221	202
Interest accretion	986	1,033
Gain on disposal of assets	(384)	(340)
Amortization of deferred financing costs	347	473
Amortization of negative leasehold interest	(59)	(17)
Deferred income taxes	223	(300)
Tax benefit of exercise of stock options	-	31
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(580)	(430)
Inventories	(28)	(8)
Prepaid expenses and other current assets	(737)	(1,858)
Income taxes receivable / payable	5	(79)
Other assets	(73)	(23)
Accounts payable	922	459
Accrued salaries and vacation	774	782
Accrued insurance	102	320
Other accrued expenses and current and noncurrent liabilities	3,840	4,054

Net cash provided by operating activities	8,587	6,828

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	570	1,080
Purchase of property	(3,786)	(4,518)

Net cash used in investing activities	(3,216)	(3,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	50
Repurchase of common stock	(54)	(47)
Excess tax benefits related to exercise of stock options	-	(31)
Capital contribution	-	8,000
Payment of obligations under capital leases	(315)	(305)
Payments on debt	(3,522)	(3,831)
Repurchase of PIK notes	-	(7,875)
Deferred financing costs	(173)	-

Net cash (used in) provided by financing activities	(4,064)	(4,039)

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	13 Weeks Ended March 31,
	2007	2008
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,307	$(649)

CASH AND CASH EQUIVALENTS—Beginning of period	2,955	3,841

CASH AND CASH EQUIVALENTS—End of period	$4,262	$3,192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest (net of amounts capitalized)	$2,947	$2,121

Income taxes	$-	$107

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Unpaid purchases of property and equipment	$112	$153

See notes to condensed consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly-Owned Subsidiary of El Pollo Loco Holdings, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. EPL Intermediate, Inc. (“Intermediate”) and its wholly owned subsidiary El Pollo Loco, Inc. (“EPL” and jointly with Intermediate, the “Company,”) prepared these condensed consolidated financial statements in accordance with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2007 (File No. 333-115644) as filed with the Securities and Exchange Commission (the “Commission”) on March 24, 2008.

The Company uses a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2007, which ended December 26, 2007, is a 52-week fiscal year. Fiscal year 2008, which will end December 31, 2008, is a 53-week year. For simplicity of presentation, the Company has described the periods ended March 28, 2007 and March 26, 2008 as March 31, 2007 and 2008, respectively.

The Company is a wholly-owned subsidiary of El Pollo Loco Holdings, Inc. (“Holdings”), which is a wholly owned indirect subsidiary of Chicken Acquisition Corp. (“CAC”) which is owned by Trimaran Pollo Partners, LLC (the “LLC”). The Company’s activities are performed principally through its wholly-owned subsidiary, EPL, which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco®.

2. Other Intangible Assets and Liabilities

Other intangible assets and liabilities consist of the following (in thousands):

	December 26, 2007			March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Franchise network	$8,000	$(968)	$7,032	$8,000	$(1,082)	$6,918
Favorable leasehold interest	5,862	(2,287)	3,575	5,862	(2,582)	3,280
Other intangible assets	$13,862	$(3,255)	$10,607	$13,862	$(3,664)	$10,198

Unfavorable leasehold interest liability	$(9,156)	$3,109	$(6,047)	$(9,156)	$3,421	$(5,735)

Favorable leasehold interest represents the asset in excess of the approximate fair market value of the leases. The amount is being amortized over the approximate average life of the leases.

Unfavorable leasehold interest liability represents the liability in excess of the approximate fair market value of the leases. The amount is being amortized over the approximate average life of the leases.

Amortization expense for other intangible assets and liabilities was $55,000 for the period ended March 31, 2007 and $97,000 for the period ended 2008.

The estimated amortization expense for the Company’s amortizable intangible assets and liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31
2008 (April 1st – December 31st)	$189
2009	254
2010	130
2011	167
2012	182

3. Asset Impairment

The Company periodically reviews the performance of company-operated stores for indicators of asset impairment. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The Company has not recognized any impairment charges during the 13 weeks ended March 31, 2007 and 2008.

4. Stock-Based Compensation

As of March 31, 2008, options to purchase 303,106 shares of common stock of CAC were outstanding, including 79,650 options that are fully vested. The remaining options partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the seventh anniversary of the grant date and vest 100% upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC. All options were granted with an exercise price equal to the fair value on the date of grant.

Changes in stock options for the first quarter ended March 31, 2008 are as follows:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(in Years)	Value (000’s)
Outstanding—December 26, 2007	304,287	$68.65
Exercised	(1,181)	$20.60
Outstanding—March 31, 2008	303,106	$68.84	6.8	$12,937
Vested and expected to vest – March 31, 2008	299,408	$68.84	6.8	$12,779
Exercisable – March 31, 2008	79,650	$8.55	3.6	$8,201

The intrinsic value is calculated as the difference between the market value as March 31, 2008 and the exercise price of the options outstanding and options exercisable.

In accordance with the prospective method of adoption of SFAS 123R, the Company recognized share-based compensation expense before tax of $202,000 and $221,000 and a corresponding decrease to net income of $127,000 and $110,000 during the 13 weeks ended March 31, 2008 and 2007, respectively, related to vesting of stock options.

As of March 31, 2008, there was unrecognized compensation expense of $3.4 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 4.9 years.

5. Commitments and Contingencies

Legal Matters

On or about April 16, 2004, former managers Haroldo Elias, Marco Ramirez and Javier Rivera filed a purported class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The court has lifted the stay on the class action pursuant to a recent California Supreme Court decision. The matter is now proceeding in Superior Court, and the parties are conducting limited discovery on the issue of class certification. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

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

The contractual rights to use the name El Pollo Loco® and certain related trademarks and intellectual property in Mexico were assigned to us in 1996, pursuant to an agreement between us and EPL-Mexico, a company controlled by Juan Francisco Ochoa, the founder of the first El Pollo Loco restaurant in Mexico and the United States. As consideration for the assignment of such rights, we agreed, subject to the terms and conditions of the agreement, to use commercially reasonable efforts to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant that we develop. On March 31, 2004, EPL-Mexico filed suit against us alleging, among other things, that we breached our agreement with EPL-Mexico by failing to exploit the trademarks and develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco® in Mexico should revert to EPL-Mexico. Trial in this matter was completed on July 26, 2007 with a jury verdict awarding damages in favor of EPL-Mexico in the amount of $21.3 million. Final judgment was issued by the Court on November 30, 2007 in the amount of $20,251,000 plus attorneys fees. In addition, the Court terminated the 1996 agreement and ordered EPL to assign all intellectual property defined in that agreement to EPL-Mexico. The trial court issued a further order awarding EPL-Mexico a total of $3,031,350 in attorneys’ fees and costs. In January 2008, EPL filed an appeal of these judgments in the U.S. Fifth Circuit Court of Appeals. The appeal process could take 12 to 18 months. If the judgments are upheld on appeal, EPL will be required to pay such judgments, which could result in an event of default under our credit facility and our long-term notes and materially adversely affect our liquidity, financial condition and business. In addition, the loss of the rights to use the trademarks and intellectual property in Mexico could adversely affect our brand in the U.S. and elsewhere.

In connection with our appeal of these judgments, EPL posted an appeal bond in the amount of $24,301,450. A portion of the appeal bond was collateralized by a $17,900,000 letter of credit arranged by Trimaran Fund II, LLC (“Trimaran Fund”). Trimaran Fund is a 20.6% member of the LLC. To compensate Trimaran Fund for this accommodation, on December 19, 2007, EPL and CAC entered into two agreements with Trimaran Fund: a Fee Agreement and a Payment and Subscription Agreement. Pursuant to the Fee Agreement, in January 2008 EPL paid Trimaran Fund an up-front fee of $536,000, representing 3% of the amount of the letter of credit. EPL must also reimburse Trimaran Fund for any amounts it must pay in connection with the letter of credit. If Trimaran Fund provides cash collateral to secure the appeal bond, rather than a letter of credit, EPL must pay Trimaran Fund an annual fee equal to 13.25% of the cash collateral, payable quarterly. The cash collateral fee is payable, at Trimaran Fund’s option, in accordance with the Payment Options described below.

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

On January 11, 2007, Veronica Blanco, on behalf of herself and all others similarly situated, filed a purported class action complaint against EPL in the United States District Court, Central District of California, Santa Ana Division. Plaintiff alleges violations of the federal Fair Credit Reporting Act and Fair and Accurate Credit Transactions Act, which restrict the credit card information that may be printed on customer receipts. The Court issued an order on November 1, 2007, striking the class allegations on its own motion. This matter was dismissed on March 28, 2008.

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

Purchasing Commitments

The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing funds are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants, respectively, which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 with an estimated Company obligation totaling $8,073,000.

6. Predecessor Debt (2009 Notes)

In December 2003, EPL issued the 2009 Notes, consisting of $110.0 million of senior secured notes accruing interest at 9.25% per annum, due 2009. At December 26, 2007 and March 31, 2008, $250,000 principal amount of the 2009 Notes was outstanding.

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

The costs incurred in connection with the offering of the 2013 Notes have been capitalized and are included in other assets in the accompanying balance sheets. The Company used the proceeds from the 2013 Notes to purchase substantially all of the outstanding 2009 Notes.

As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the 2014 Notes (see Note 9) have restrictions that limit distributions or dividends to be paid by EPL to Intermediate. Conditions that would allow for distributions or dividends to be made include compliance with a Fixed Charge Coverage Ratio test (as defined in the indenture governing the 2013 Notes) and cash received from the proceeds of new equity contributions. As of March 31, 2008, we are restricted from incurring additional indebtedness, as EPL does not currently meet the fixed charge coverage ratio. This restriction does not apply to the existing loan availability of $11.2 million under the revolving line of credit. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances.

8. Notes Payable to Merrill Lynch, Bank of America, et al and Revolving Credit Facility

On November 18, 2005, EPL entered into senior secured credit facilities (the “Credit Facility”) with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The Credit Facility provides for a $104.5 million term loan and $25.0 million in revolving availability. Of this senior secured revolving credit facility, EPL issued $13.8 million of letters of credit as of March 31, 2008. Future principal payments under the term loan at March 31, 2008 are as follows (in thousands).

Year Ending December 31
2008 (April 1st – December 31st)	$768
2009	1,024
2010	1,024
2011	97,305

$100,122

The Credit Facility bears interest, payable quarterly, at a Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin is based on EPL’s financial performance, as defined. The applicable margin rate was 3.00% with respect to LIBOR and 2.00% with respect to Base Rate advances and thereafter ranges from: 2.75% to 2.25% with respect to LIBOR advances and 1.75% to 1.25% with respect to Base Rate advances. The effective rate at December 26, 2007 and March 31, 2008 was 7.70% and 7.34%, respectively. The Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of the Company, a first priority pledge by the Company of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets. In addition, the Credit Facility is guaranteed by the Company and Holdings. The Credit Facility matures on November 18, 2011. As of March 31, 2008, EPL was in compliance with all of the financial covenants contained in its senior credit facility and has $11.2 million available for borrowings under the revolving line of credit.

9. PIK Notes (2014 Notes)

At December 26, 2007 and March 31, 2008, the Company had $30.3 million and $23.4 million, respectively, outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $29.3 million at maturity. On January 25, 2008, CAC made an $8.0 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of the outstanding 14.5% senior discount notes due 2014 at a price that approximated their accreted value.

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

In October 2006, Intermediate completed the exchange of the 2014 Notes for registered, publicly tradable notes that have substantially identical terms as the 2014 Notes. The costs incurred in connection with its registration of the 2014 Notes have been capitalized and are included in other assets in the accompanying balance sheets.

10. Income Taxes

The Company’s taxable income or loss is included in the consolidated federal and state income tax returns of CAC. The Company records its provision for income taxes based on its separate stand-alone operating results using the asset and liability method.

As of March 31, 2008, the Company has federal and state net operating loss carryforwards of approximately $5.4 million and $2.5 million, respectively, which expire beginning in 2025 and 2015, respectively. The Company also has state enterprise zone credits of approximately $351,000 which carryforward indefinitely. The utilization of the net operating loss carryforward may be subject to limitations under the provisions of Internal Revenue Code Section 382 and similar state provisions. The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will be realized.

The Company has determined that the total amount of unrecognized tax benefits as of December 26, 2007, was $2.1 million. There has been no change in the FIN 48 reserve for uncertain tax positions from December 26, 2007 through March 31, 2008. The Company estimates that the unrecognized tax benefit as of March 31, 2008 will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of the provision for income taxes in its Consolidated Statements of Income. The Company has not recorded accrued interest and penalties on uncertain tax positions as of March 31, 2008. The Company’s liability for uncertain tax positions is reviewed periodically and is adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new uncertain tax positions, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2003 through 2007 are subject to examination by various tax authorities. The Company is no longer subject to U.S. examination for years before 2004, and years before 2003 by state taxing authorities.

11. New Accounting Pronouncements

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include concerns about food-borne illnesses; negative publicity, whether or not valid; adverse public perception due to the occurrence of avian flu; increases in the cost of chicken; an ultimate adverse ruling in litigation involving trademark rights in Mexico, which could result in the imposition of significant monetary damages and the loss of such rights; our dependence upon frequent deliveries of food and other supplies; our sensitivity to events and conditions in the greater Los Angeles area; our ability to open new restaurants in new and existing markets; our reliance in part on our franchisees; our vulnerability to changes in consumer preferences and economic conditions; our ability to compete successfully with other quick service and fast casual restaurants; our ability to service our indebtedness; matters relating to employment and labor laws, labor shortages or increases in labor costs; our ability to renew leases at the end of their terms; the impact of federal, state or local government regulations relating to the preparation and sale of food, zoning and building codes, and employee, environmental and other matters; and our ability to protect our name and logo and other proprietary information. Actual results may differ materially due to these risks and uncertainties and those described in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 24, 2008.

We use a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. For simplicity of presentation, we have described the periods ended March 28, 2007 and March 26, 2008 as March 31, 2007 and 2008, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2007, which ended December 26, 2007, is a 52-week fiscal year. Fiscal year 2008 which will end December 31, 2008, is a 53-week fiscal year. References to “our restaurant system” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

Overview

EPL Intermediate, Inc. (“Intermediate”) through its wholly-owned subsidiary El Pollo Loco, Inc. (“EPL” and jointly with Intermediate, the “Company,” “we,” “us” and “our”) owns, operates and franchises restaurants specializing in marinated flame-grilled chicken. Our restaurants are located principally in California, with additional restaurants in Arizona, Nevada, Texas, Illinois, Colorado, Connecticut, Georgia and Massachusettes. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-thru convenience.

Our store counts at March 31, 2008 and 2007, and December 26, 2007 are set forth below:

El Pollo Loco Restaurants

	March 31,	December 26,	March 31,
	2008	2007	2007
Company-owned	161	159	153
Franchised	230	230	210
System-wide	391	389	363

During the three months ended March 31, 2008, the Company opened 2 new restaurants. In that period, franchisees opened 2 new restaurants and closed 2 restaurants.

We plan to open approximately ten company-operated restaurants in 2008 and a moderately increasing number of company-operated restaurants in succeeding years. We believe our franchisees will open up to 40 new restaurants in 2008.

Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters the comparable restaurant base for the calculation of same-store sales the first full week after the 15-month anniversary of its opening. For the 13 weeks ended March 31, 2008, same-store sales for restaurants systemwide increased 1.8% over the 13 weeks ended March 31, 2007. System-wide same-store sales include same-store sales at all company-owned stores and franchise-owned stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenues) and contribute to advertising pools based on a percentage of their sales.

Increases in company-operated restaurant revenue are due to growth in the number of company-operated restaurants and to increases in same store sales, which may include price and transaction volume increases. We implemented menu price increases in January 2008 and January 2007. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution, changes in local market conditions and demographics and the status of the economy. We believe that consumers are being affected by the economy more dramatically this year as they struggle with the sustained impact of significant higher gasoline costs, rising food prices, declining home values and the prospect of a recession.

Franchise revenue consists of royalties, initial franchise fees, help desk revenue and franchise rental income. Royalties average 4% of the franchisees’ net sales. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. As of April 28, 2008, we are legally authorized to market franchises in 50 states and we are pursuing opportunities in a number those states. We have entered into development agreements that have resulted in area development fees being recognized as the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

Product cost, which includes food and paper costs, is our largest single expense. It is subject to increase or decrease based on commodity cost changes and depends in part on the success of controls we have in place to manage product cost in the restaurants. In March 2007, we renewed two chicken contracts with terms ranging from one to two years at higher prices than the expiring contracts. One of these contracts provides a floor and ceiling price for the chicken we buy from the supplier. In March 2008 we renewed two chicken supply contracts with two of our suppliers for a term of one year at higher prices than the expiring contracts. We also contracted with a new supplier for a one-year term. We implemented menu price increases in January 2008 and January 2007 that have partially mitigated the impact of higher chicken prices. We expect the cost of chicken will continue to be negatively affected by the significant demand for corn and, due to competitive pressures, there is no assurance that we will be able to increase menu prices in the future to offset these increased costs. In the last year, corn prices, which are a primary feed source for chicken, have increased dramatically. A major driver of this increase is rapidly increasing demand for corn from the ethanol industry. There have been many new ethanol plants opening in the United States, and most of these plants use corn as the primary source of grain to make ethanol. When farmers plant more corn to take advantage of high prices, they may take land for wheat, soybeans, or other crops out of production which could negatively impact prices for our other commodities. The effect of higher oil prices on transportation costs also impact the cost of commodities. In addition, there has been a global increase in demand for corn and wheat, which has put pressure on grain prices worldwide. This increased demand on the nation’s corn crop has had and may continue to have an adverse impact on chicken prices.

Payroll and benefits make up the next largest single expense. Payroll and benefits are subject to inflation, minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. On September 12, 2006, the state of California passed legislation increasing the minimum wage in the state from $6.75 per hour to $7.50 per hour effective January 1, 2007. Additionally on January 1, 2008, the minimum wage in California increased to $8.00 per hour. The federal minimum wage will increase from $5.85 to $6.55 per hour effective July 24, 2008 and to $7.25 per hour effective July 24, 2009. The Company implemented a menu price increases at the beginning of fiscal 2007 and 2008 in order to partially mitigate the impact of the minimum wage increase. Workers’ compensation insurance costs are subject to a number of factors, and although we have seen a reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in fiscal 2002, we cannot predict whether this trend will continue and what the impact to our workers’ compensation expense will be.

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

Results of Operations

Our operating results for the 13 weeks ended March 31, 2007 and 2008 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended
	March 31,

	2007	2008

Operating Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	30.7	32.6
Payroll and benefits	26.1	26.7
Depreciation and amortization	4.5	4.5
Other operating expenses	33.2	33.9
Operating income	12.5	9.7
Interest expense	11.7	10.8
Income (loss) before income taxes	0.8	(1.1)
Net income (loss)	0.4	(0.7)
Supplementary Operating Statement Data:
Restaurant other operating expense	21.2	22.1
Franchise expense	1.6	1.5
General and administrative expense	10.4	10.3
Total other operating expenses	33.2	33.9

13 Weeks Ended March 31, 2008 Compared to 13 Weeks Ended March 31, 2007

Restaurant revenue increased $3.9 million, or 6.2%, to $66.3 million for the 13 weeks ended March 31, 2008 from $62.4 million for the 13 weeks ended March 31, 2007. This increase was partially due to an additional $0.1 million in restaurant revenue resulting from a 0.2% increase in company-operated same-store sales for the 2008 period from the 2007 period. The positive impact from a price increase taken at the beginning of the year and an increase in average check more than compensated for a transaction decline in the first quarter. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s 15-month anniversary. The increase in restaurant revenue was also due in part to $3.1 million in current year revenue from fourteen restaurants opened in 2006 and 2007, $0.3 million from two restaurants opened in 2008, $0.4 from a store that was closed for part of 2007 due to a fire and $2.0 million from five restaurants acquired from a franchisee in 2007 partially offset by lost sales of $2.0 million due to the sale of eight company restaurants to franchisees in 2007. The transaction decrease reflects intense competition and a general sales softness in the QSR industry, in part due to higher gas prices, recession fears and other economic factors that are expected to continue in 2008.

Franchise revenue increased $0.5 million, or 11.0%, to $4.9 million for the 13 weeks ended March 31, 2008 from $4.4 million for the 13 weeks ended March 31, 2007. This increase is primarily due to an increase in royalties resulting from a 3.1% increase in franchise same-store sales and also due to the increase in royalties from new franchise stores opened in the current period.

Product cost increased $2.4 million, or 12.5%, to $21.6 million for the 13 weeks ended March 31, 2008 from $19.2 million for the 13 weeks ended March 31, 2007. These costs as a percentage of restaurant revenue increased 1.9% to 32.6% for the 2008 period compared to 30.7% for the 2007 period. The increase is attributed to increased chicken and commodity costs and also due to heavier promotional discounting done in the current period.

Payroll and benefit expenses increased $1.4 million, or 8.4%, to $17.7 million for the 13 weeks ended March 31, 2008 from $16.3 million for the 13 weeks ended March 31, 2007. As a percentage of restaurant revenue, these costs increased 0.6% to 26.7% in 2008 from 26.1% for the 2007 period. This increase is primarily attributed to increased spending on manager training and the increase in the minimum wage.

Depreciation and amortization increased $0.2 million, or 6.8%, to $3.0 million for the 13 weeks ended March 31, 2008 compared to $2.8 million for the 13 weeks ended March 31, 2007. These costs as a percentage of restaurant revenue remained flat at 4.5% for the 2008 and 2007 periods.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $1.5 million, or 10.9%, to $14.7 million for the 13 weeks ended March 31, 2008 from $13.2 million for the 13 weeks ended March 31, 2007. These costs as a percentage of restaurant revenue increased to 22.1% for the 2008 period from 21.2% for the 2007 period. The increase in operating costs was due to a 0.4% increase in occupancy costs as a percentage of revenue, which was primarily a result of higher rent expense. The increase was also due to a 0.2% increase in utilities as a percentage of revenue which was due to higher gas prices in the current period. The increase in restaurant other operating expense was also due in part to a 0.1% increase in advertising expense as a percentage of revenue. Advertising expense each quarter may be above or below our planned annual rate of approximately 4% of revenue, depending on the timing of marketing promotion and the relative weights and price of media spending.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense remained flat at $1.0 million the 13-week periods ended March 31, 2008 and March 31, 2007.

General and administrative expense increased $0.4 million, or 5.1%, to $6.9 million for the 13 weeks ended March 31, 2008 from $6.5 million for the 13 weeks ended March 31, 2007. General and administrative expense as a percentage of revenue decreased 0.1% to 10.3% for the 13 weeks ended March 31, 2008 from 10.4% for the 13 weeks ended March 31, 2007. The increase was primarily attributed to increased salaries and wages of $0.2 million due to increased headcount, an increase of $0.3 million in legal fees in the 2008 period, partially offset by a decrease of $0.1 million in corporate meetings expense due to timing.

Interest expense, net of interest income, decreased $0.1 million, or 2.1%, to $7.2 million for the 13 weeks ended March 31, 2008 from $7.3 million for the 13 weeks ended March 31, 2007. Our average debt balances for the 2008 period decreased to $256.8 million compared to $260.8 million for the 2007 period and our average interest rate decreased to 10.37% for the 2008 period compared to 10.74% for the 2007 period.

Our provision for income taxes consisted of an income tax benefit of $0.3 million and income tax expense of $0.2 million for the 13-week periods ended March 31, 2008 and 2007, respectively, for an effective tax rate of 37.1% for 2008 and 50.2% for 2007.

As a result of the factors above, we had a net loss of $0.5 million for the 13 weeks ended March 31, 2008 compared with net income of $0.2 million for the 13 weeks ended March 31, 2007, or (0.7)% and 0.4% as a percentage or restaurant revenue, for the 13 weeks ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. Our indebtedness at March 31, 2008 was $251.3 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the $25.0 million revolving portion of EPL’s senior credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

In December 2007, our parent company, CAC, received a capital infusion of $45.0 million. On December 26, 2007, CAC made a $3.0 million capital contribution to EPL through intermediary subsidiaries which was used for normal operating purposes and capital expenditures. On January 25, 2008, CAC made an $8.0 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of the outstanding 14.5% senior discount notes due 2014 (see Note 9 to our Unaudited Condensed Consolidated Financial Statements) at a price that approximated their accreted value. The Company expects that CAC will make future capital contributions to the Company and EPL for acceleration of company-owned store growth and other corporate purposes.

In the 2008 three-month period, our capital expenditures totaled $4.5 million, consisting of $3.8 million for new restaurants, $0.4 million for capitalized repairs of existing sites, $0.2 million for construction costs related to our new training center, and $0.1 million related to other projects. We also had cash proceeds of $1.1 million from asset dispositions in the current period. As a result, net cash used in investing activities in the current period was $3.4 million.

Cash and cash equivalents decreased $0.6 million from $3.8 million at December 26, 2007 to $3.2 million at March 31, 2008. In the first three months of 2008, we made $1.3 million in principal repayments on EPL’s term loan, and $2.5 million in payments to pay off borrowings under our revolving credit facility. In the first quarter of 2008 we did not have any borrowings under our revolving credit facility. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire additional restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

As a holding company, the stock of EPL constitutes our only material asset. Consequently, EPL conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to us and currently has restrictions that limit distributions or dividends to be paid by EPL to us. Furthermore, subject to certain restrictions, EPL is permitted under the terms of EPL’s senior secured credit facilities and the indenture governing the 2013 Notes and 2014 Notes to incur additional indebtedness the terms of which may further restrict or prohibit the making of distributions, the payment of dividends or the making of loans by EPL.

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

Operating Activities. We had net cash provided by operating activities of $6.8 million for the 13 weeks ended March 31, 2008 compared with $8.6 million for the 13 weeks ended March 31, 2007. The decrease in cash provided by operating activities was related to increased prepaid expenses and other current asset balances, changes in accounts payable balances, changes in the deferred income taxes and the net loss.

Investing Activities. We had net cash used in investing activities of $3.4 million for the 13 weeks ended March 31, 2008 compared with $3.2 million for the 13 weeks ended March 31, 2007. The increase in cash used in investing activities of $0.2 million was related to $0.7 million in increased expenditures, primarily for new store construction, partially offset by $0.5 million in proceeds received for asset dispositions.

Financing Activities. We had net cash used in financing activities of $4.0 million for the 13 weeks ended March 31, 2008 compared with $4.1 million for the 13 weeks ended March 31, 2007. The decrease of $0.1 million in each used in financing activities in the 2008 period was primarily attributable to the capital contribution of $8.0 that was received in the current period, partially offset by the cash used in the repurchase of the 2014 Notes of $7.9 million.

Debt and Other Obligations

On November 18, 2005, EPL entered into senior secured credit facilities with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The senior secured credit facilities provide for an $104.5 million term loan and $25.0 million in revolving availability. As of March 31, 2008, EPL was in compliance with all of the financial covenants contained in its senior credit facility. In March 2007 we amended the credit facility to reduce the interest rate and to modify in our favor the terms of certain restrictive covenants.

We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the life of the respective lease.

At March 31, 2008, we had $23,383,000 outstanding in aggregate principal amount of 14½% senior discount Notes due 2014. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $39,342,000 at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 ½% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. On January 25, 2008, CAC made an $8.0 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of these notes at a price that approximated their accreted value.

At March 31, 2008, we had $250,000 and $123,892,000 outstanding in aggregate principal amount under our 2009 Notes and 2013 Notes, respectively (see Notes 8 and 9 to our Unaudited Condensed Consolidated Financial Statements).

At March 31, 2008, we had outstanding letters of credit totaling $13.8 million, which served as collateral for our various workers’ compensation insurance programs and our appeal bond in the Mexico litigation appeal.

Franchisees pay a monthly advertising fee of 4% of gross sales for the Los Angeles designated market area or 5% of gross sales for other markets. Pursuant to our Franchise Disclosure Document, we contribute, where we have company-operated restaurants, to the advertising fund on the same basis as franchised restaurants. Under our franchise agreements, we are obligated to use all advertising fees collected from franchisees to purchase, develop and engage in advertising, public relations and marketing activities to promote the El Pollo Loco® brand.

As of March 31, 2008, EPL was in compliance with all of the financial covenants contained in its senior credit facility. As of such date we calculated all relevant ratios under its senior credit facility as follows:

•	EPL’s “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.00 to 1; and
•	EPL’s “leverage ratio” (as such term is defined in the senior credit agreement) was 5.12 to 1.

These two ratios were permitted to be no less than 0.95 to 1, and no greater than 5.25 to 1, respectively, as of such date.

In addition, as of March 31, 2008, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as such terms are defined in the indenture governing the 2014 Notes) at 1.54 to 1 and 6.31 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. The indenture permits us to incur indebtedness that (a) is contractually subordinated to the 2014 Notes, (b) has a maturity date after November 15, 2014, and (c) does not provide for payment of cash interest prior to November 15, 2014. The indenture also permits our “restricted subsidiaries” (as such term is defined in the indenture), including EPL, to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, and, in the case of indebtedness incurred by us, if our consolidated leverage ratio would have been equal to or less than 7.5 to 1, all as determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if such indebtedness had been incurred at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness. This restriction does not apply to borrowings available under the revolving line of credit.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to recoverability of fixed assets, intangible assets, closed restaurants, workers’ compensation insurance and contingent liabilities including the outcome of litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting polices and estimates is included in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 24, 2008. See also Note 5 to our Unaudited Condensed Consolidated Financial Statements.

Litigation Contingency

In late 2007, judgments totaling over $23 million were entered against ELP in the case El Pollo Loco S.A. de C.V. (EPL-Mexico) v. El Pollo Loco, Inc. described in Note 5 to our Unaudited Condensed Consolidated Financial Statements (“Note 5”). In connection with its appeal of this judgment, in January 2008 EPL posted an appeal bond in the amount of $24,301,450. A portion of the appeal bond was collateralized by a $17,900,000 letter of credit arranged by Trimaran Fund II, LLC (“Trimaran Fund”), an affiliate of our principal indirect shareholder, Trimaran Pollo Partners, LLC. If Trimaran Fund provides cash collateral to secure the appeal bond, rather than a letter of credit, EPL must pay Trimaran Fund an annual fee equal to 13.25% of the cash collateral, payable quarterly. The cash collateral fee is payable, at Trimaran Fund’s option, on the same basis as the appeal bond payments described in the next paragraph. The balance of the appeal bond was collateralized by unused borrowings under the revolving portion of our senior secured credit facilities. As a result, until the appeal bond is terminated, the borrowings available under our $25 million revolving line of credit are reduced by $6,450,000.

The appeal could take 12 to 18 months to complete. If the judgments are upheld on appeal, EPL will be required to pay the amount of such judgments, which could result in an event of default under our credit and debt facilities and materially adversely affect our liquidity, financial condition and business. EPL entered into agreements with Trimaran Fund to facilitate the posting of the appeal bond and, if necessary, the payment of the judgments, as described in Note 5. If the plaintiff satisfies its judgment by collecting under the appeal bond, EPL will be required to repay the portion of the bond collateralized by Trimaran Fund, at the option of Trimaran Fund, with cash, a two-year convertible promissory note bearing interest at rates ranging from 13.25% to 17.50% per annum, or convertible preferred stock or common stock of CAC. If Trimaran Fund demands payment in cash or with a promissory note, such payments could have a material adverse effect on the Company’s liquidity, cash flows, financial condition and business.

For the reasons set forth in Note 5, no accrual for these judgments has been recorded as of March 31, 2008.

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

A hypothetical 10% fluctuation in the variable interest rate on our existing debt of $100.1 million as of March 31, 2008 would result in an increase or decrease in interest expense of approximately $0.6 million in a given year. We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates as of March 31, 2008 to be material.

Item 4T. Controls and Procedures

Our Chief Executive Officer and Senior Vice President of Finance have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2008. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in our SEC filings and submissions is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

There have been no changes in our internal control over financial reporting that occurred during our first 13 weeks ended March 31, 2008.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 5 to our Unaudited Condensed Consolidated Financial Statements in Part I of this Report is incorporated herein by this reference.

Also see our Annual Report on Form 10-K for the year ended December 27, 2007 as filed with the SEC on March 24, 2008.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. For a discussion of such potential risks and uncertainties, refer to “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 26, 2007 as filed with the U.S. Securities Exchange Commission on March 24, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

At a regular meeting in lieu of annual meeting held on February 6, 2008, the Company’s sole shareholder, El Pollo Loco Holdings, Inc., elected the following persons as directors of the Company: Stephen E. Carley, Douglas K. Ammerman, Jay R. Bloom, Andrew R. Heyer, Dean C. Kehler, Dennis Lombardi, Alberto Robaina, John M. Roth, and Griffin Whitney.

Item 5. Other Information.

On May 8, 2008, the Company issued a press release reporting results of operations for the first quarter ended March 31, 2008. A copy of the press release is being furnished as Exhibit 99 hereto and is incorporated herein by this reference. We do not intend for this exhibit to be incorporated by reference into any other filings we make with the SEC. This information is provided in this Report in response to Item 2.02, Results of Operations and Financial Condition, and Item 9.01, Financial Statements and Exhibits, of Form 8-K in lieu of filing a Form 8-K.

Item 6. Exhibits.

Exhibit
Number		Description of Documents

10.1		Letter Agreement dated February 25, 2008, between El Pollo Loco, Inc. and Simmons Prepared Foods, Inc.*

10.2		Letter Agreement dated February 25, 2008, between El Pollo Loco, Inc. and Cagle’s, Inc.*

10.3		Letter Agreement dated February 4, 2008 between El Pollo Loco, Inc. and Koch Foods, Inc.*

31.1		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1		Press Release dated May 8, 2008

	*	Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPL INTERMEDIATE, INC

Date: May 9, 2008	By:	/s/ Stephen E. Carley
Stephen E. Carley
President

	By:	/s/ Joseph Stein
Joseph Stein
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number		Description of Documents

10.1		Letter Agreement dated February 25, 2008, between El Pollo Loco, Inc. and Simmons Prepared Foods, Inc.*

10.2		Letter Agreement dated February 25, 2008, between El Pollo Loco, Inc. and Cagle’s, Inc.*

10.3		Letter Agreement dated February 4, 2008 between El Pollo Loco, Inc. and Koch Foods, Inc.*

31.1		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1		Press Release dated May 8, 2008

	*	Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request.