Form 10-Q
period 2008-06-25
EPL Intermediate, Inc.
filed 2008-08-11
CIK 1289728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2008

or

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

Not Applicable
(Former Name, Address or Fiscal Year if Changed from Last Report)

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

As of August 8, 2008, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands)

	DECEMBER 26,	JUNE 30,
	2007	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,841	$4,011
Notes and accounts receivable—net	3,631	5,052
Inventories	1,778	1,821
Prepaid expenses and other current assets	3,674	5,266
Deferred income taxes	2,357	2,357

Total current assets	15,281	18,507

PROPERTY OWNED—Net	82,217	84,962

PROPERTY HELD UNDER CAPITAL
LEASES—Net	1,105	895

GOODWILL	276,911	276,911

DOMESTIC TRADEMARKS	120,700	120,700

OTHER INTANGIBLE ASSETS—Net	10,607	9,824

OTHER ASSETS	9,607	8,705

TOTAL ASSETS	$516,428	$520,504

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	DECEMBER 26,	JUNE 30,
	2007	2008
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$2,500	$-
Current portion of note payable	1,035	1,024
Current portion of obligations under capital leases	1,241	927
Accounts payable	13,203	16,443
Accrued salaries	3,725	3,439
Accrued vacation	1,936	2,072
Accrued insurance	1,412	1,582
Accrued income taxes payable	102	-
Accrued interest	1,934	1,896
Accrued advertising	180	100
Other accrued expenses and current liabilities	5,076	5,336

Total current liabilities	32,344	32,819

NONCURRENT LIABILITIES:
Senior secured notes (2009 Notes)	250	250
Senior unsecured notes (2013 Notes)	123,843	121,959
PIK Notes (2014 Notes)	30,274	24,219
Note payable—less current portion	100,418	98,842
Obligations under capital leases—less current portion	2,706	2,420
Deferred income taxes	38,864	34,650
Other intangible liabilities—net	6,047	5,432
Other noncurrent liabilities	9,371	10,493

Total noncurrent liabilities	311,773	298,265

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding	-	-
Additional paid-in-capital	176,296	199,447
Accumulated Deficit	(3,985)	(10,027)

Total stockholder's equity	172,311	189,420

TOTAL	$516,428	$520,504

See notes to condensed consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended June 30,		26 Weeks Ended June 30,
	2007	2008	2007	2008

OPERATING REVENUE:
Restaurant revenue	$64,975	$70,827	$127,424	$137,153
Franchise revenue	4,731	5,560	9,101	10,412

Total operating revenue	69,706	76,387	136,525	147,565

OPERATING EXPENSES:
Product cost	20,130	22,643	39,331	44,237
Payroll and benefits	16,936	18,459	33,251	36,143
Depreciation and amortization	2,899	3,106	5,693	6,091
Other operating expenses	21,115	35,200	41,826	57,667

Total operating expenses	61,080	79,408	120,101	144,138

OPERATING INCOME (LOSS)	8,626	(3,021)	16,424	3,427

INTEREST EXPENSE—Net	7,176	6,445	14,504	13,617

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,450	(9,466)	1,920	(10,190)

PROVISION (BENEFIT) FOR INCOME TAXES	96	(3,880)	332	(4,148)

NET INCOME (LOSS)	$1,354	$(5,586)	$1,588	$(6,042)

See notes to condensed consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	26 Weeks Ended June 30,

	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,588	$(6,042)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and intangible assets	5,693	6,091
Stock-based compensation expense	560	384
Interest accretion	2,007	1,911
Gain on disposal of assets	(384)	(340)
Amortization of deferred financing costs	693	891
Amortization of negative leasehold interest	(136)	(61)
Deferred income taxes	308	(4,214)
Excess tax benefits related to exercise of stock options	-	31
Litigation settlement	-	10,764
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(712)	(1,421)
Inventories	27	(43)
Prepaid expenses and other current assets	(101)	(1,592)
Income taxes receivable / payable	(8)	(102)
Other assets	(261)	4
Accounts payable	2,550	3,388
Accrued salaries and vacation	(73)	(150)
Accrued insurance	269	170
Other accrued expenses and current and noncurrent liabilities	(952)	1,264

Net cash provided by operating activities	11,068	10,933

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	570	1,080
Purchase of property	(8,463)	(9,278)

Net cash used in investing activities	(7,893)	(8,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	50
Repurchase of common stock	(54)	(47)
Excess tax benefits related to exercise of stock options	-	(31)
Capital contribution	-	12,000
Proceeds from borrowings	14,500	-
Payment of obligations under capital leases	(629)	(600)
Payments on debt	(7,245)	(4,087)
Repurchase of notes	-	(9,850)
Deferred financing costs	(173)	-

Net cash (used in) provided by financing activities	6,399	(2,565)

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	26 Weeks Ended June 30,

	2007	2008

INCREASE IN CASH AND CASH EQUIVALENTS	$9,574	$170

CASH AND CASH EQUIVALENTS— Beginning of period	2,955	3,841

CASH AND CASH EQUIVALENTS— End of period	$12,529	$4,011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:

Interest (net of amounts capitalized)	$12,921	$11,022

Income taxes	$36	$164

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$805	$148

Litigation settlement paid by Chicken Acquisition Corp. on behalf of the Company, treated as a capital contribution	$-	$10,764

See notes to condensed consolidated financial statements.	(concluded)

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

The Company uses a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2007, which ended December 26, 2007, is a 52-week fiscal year. Fiscal year 2008, which will end December 31, 2008, is a 53-week year. For simplicity of presentation, the Company has described the periods ended June 27, 2007 and June 25, 2008 as June 30, 2007 and 2008, respectively.

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

2. Other Intangible Assets and Liabilities

Other intangible assets and liabilities consist of the following (in thousands):

	December 26, 2007			June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Franchise network	$8,000	$(968)	$7,032	$8,000	$(1,196)	$6,804
Favorable leasehold interest	5,862	(2,287)	3,575	5,862	(2,842)	3,020
Other intangible assets	$13,862	$(3,255)	$10,607	$13,862	$(4,038)	$9,824

Unfavorable leasehold interest liability	$(9,156)	$3,109	$(6,047)	$(9,156)	$3,723	$(5,432)

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

Amortization expense for other intangible assets and liabilities was $92,000 for the period ended June 30, 2007 and $168,000 for the period ended June 30, 2008.

The estimated amortization expense for the Company’s amortizable intangible assets and liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31
2008 (July 1st – December 31st)	$118
2009	254
2010	130
2011	167
2012	182

3. Asset Impairment

The Company periodically reviews the performance of company-operated stores for indicators of asset impairment. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The Company has not recognized any impairment charges during the 26 weeks ended June 30, 2007 and 2008.

4. Stock-Based Compensation

As of June 30, 2008, options to purchase 307,556 shares of common stock of CAC were outstanding, including 79,650 options that are fully vested. The remaining options partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the seventh anniversary of the grant date and vest 100% upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC. All options were granted with an exercise price equal to the fair value on the date of grant.

Changes in stock options for the first quarter ended June 30, 2008 are as follows:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(in Years)	Value (000’s)
Outstanding—December 26, 2007	304,287	$68.65
Granted	4,450	$109.07
Exercised	(1,181)	$20.60
Outstanding—June 30, 2008	307,556	$69.42	6.6	$9,792
Vested and expected to vest - June 30, 2008	303,803	$69.42	6.6	$9,673
Exercisable – June 30, 2008	79,650	$8.55	3.3	$7,384

The intrinsic value is calculated as the difference between the market value as June 30, 2008 and the exercise price of options that are outstanding and exercisable.

In accordance with the prospective method of adoption of Statement of Financial Accounting Standard (“SFAS”) 123R, the Company recognized share-based compensation expense before tax of $181,000 and $340,000 and a corresponding decrease to net income of $106,000 and $318,000 during the 13 weeks ended June 30, 2008 and 2007, respectively, related to vesting of stock options. Compensation expense of $383,000 and $561,000 and a corresponding decrease to net income of $224,000 and $464,000 was recognized for the 26 weeks ended June 30, 2008 and 2007, respectively, related to these options.

As of June 30, 2008, there was unrecognized compensation expense of $3.4 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 4.6 years.

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

On or about October 18, 2005, Salvador Amezcua, on behalf of all EPL Assistant Managers, filed a purported class action complaint in the Superior Court of the State of California, County of Los Angeles, against EPL. Carlos Olvera replaced Mr. Amezcua as the named class representative on August 16, 2006. This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The court denied EPL’s motion to compel arbitration, and the Company has appealed that decision. This matter is subject to an automatic stay while the appeal is pending before the Court of Appeal. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

In 2004 El Pollo Loco Mexico, S.A. de C.V. (“EPL-Mexico”) sued EPL in U.S. District Court alleging breach of an agreement by EPL to exploit intellectual property and to develop new restaurants in Mexico (the “Mexico Litigation”). In late 2007, the District Court issued a final judgment awarding EPL-Mexico damages of $21.3 million and return of the intellectual property. EPL appealed this judgment in January 2008 in the U.S. Fifth Circuit Court of Appeals and posted an appeal bond in the amount of $24.3 million.

On June 18, 2008, the parties agreed to settle the Mexico Litigation and executed a Confidential Settlement and Release Agreement (the “Settlement Agreement”) pursuant to which:

•	EPL paid EPL-Mexico $10,722,860 (“Settlement Payment”);
•	EPL assigned to EPL-Mexico the intellectual property which was the subject of the disputed contract as provided in the District Court’s judgment;
•	The parties mutually released each other and related parties from any and all known and unknown claims relating to or arising out of the Mexico Litigation and the facts thereof;
•	The Mexico Litigation and the appeal were dismissed with prejudice and the judgment against EPL was vacated;
•	EPL received the sum of $1,087,500 plus interest previously deposited by it with the District Court in connection with the Mexico Litigation; and
•	The $24.3 million appeal bond was released.

The Settlement Payment, plus certain legal expenses of $42,000, were paid by CAC on behalf of EPL. The payment by CAC was accounted for as a capital contribution by CAC to EPL with the corresponding settlement included in other operating expenses in the accompanying unaudited condensed consolidated statement of operations. EPL’s performance under the Settlement Agreement, including the payment of the Settlement Payment and the assignment of the intellectual property, did not cause a violation of the Company’s or EPL’s covenants under their respective bond indentures and credit agreement. The intellectual property transferred to EPL-Mexico is not being used by EPL in its current business and the transfer does not affect its intellectual property rights or operations in the U.S. and countries other than Mexico.

To facilitate posting of the appeal bond referred to above, EPL and CAC entered into a Fee Agreement and Subscription Agreement, each dated December 19, 2007, with Trimaran Fund II, LLC (“Trimaran”), an affiliate of CAC, pursuant to which, among other things, Trimaran collateralized the appeal bond with a $17.9 million letter of credit. As a result of the Settlement Agreement, the appeal bond has been released. Therefore, the parties executed a Termination Agreement on June 23, 2008 to terminate the Fee Agreement and Subscription Agreement.

On June 22, 2006, the Company filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company, seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, the Company in the Mexico Litigation described above. The Court denied the summary judgment motions filed by both parties and the trial has been postponed until September 2008.

In April 2007, Dora Santana filed a purported class action against EPL in state court in Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. The parties are currently engaged in discovery on the limited issue of class certification. The Court has ordered plaintiff to file her Motion for Class Certification by December 16, 2008. Trial is set for April 14, 2009. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. This lawsuit has not yet been served on the Company. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

The Company is also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources. The Company has not recorded any reserves for litigation contingencies.

Purchasing Commitments

The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing funds are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants, respectively, which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 with an estimated Company obligation totaling $7,500,000.

6. Predecessor Debt (2009 Notes)

In December 2003, EPL issued the 2009 Notes, consisting of $110.0 million of senior secured notes accruing interest at 9.25% per annum, due 2009. At December 26, 2007 and June 30, 2008, $250,000 principal amount of the 2009 Notes was outstanding.

7. Senior Unsecured Notes Payable (2013 Notes)

EPL has outstanding 2013 Notes, consisting of $123.0 million aggregate principal amount of 11 3/4% senior notes due 2013. Interest is payable in May and November beginning May 15, 2006. The 2013 Notes are unsecured, are guaranteed by Intermediate, and may be redeemed, at the discretion of the issuer, after November 15, 2009. The indenture contains certain provisions which may prohibit EPL’s ability to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items. In October 2006, EPL completed the exchange of the 2013 Notes for registered, publicly tradable notes that have substantially identical terms as the 2013 Notes.

The costs incurred in connection with the offering of the 2013 Notes have been capitalized and are included in other assets in the accompanying balance sheets. The Company used the proceeds from the 2013 Notes to purchase substantially all of the outstanding 2009 Notes.

As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the 2014 Notes (see Note 9) have restrictions that limit distributions or dividends to be paid by EPL to Intermediate. Conditions that would allow for distributions or dividends to be made include compliance with a Fixed Charge Coverage Ratio test (as defined in the indenture governing the 2013 Notes) and cash received from the proceeds of new equity contributions. As of June 30, 2008, we are restricted from incurring additional indebtedness, as EPL does not currently meet the fixed charge coverage ratio. This restriction does not apply to the existing loan availability of $17.6 million under the revolving line of credit. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances.

8. Notes Payable to Merrill Lynch, Bank of America, et al and Revolving Credit Facility

On November 18, 2005, EPL entered into senior secured credit facilities (the “Credit Facility”) with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The Credit Facility provides for a $104.5 million term loan and $25.0 million in revolving availability. Utilizing this senior secured revolving credit facility, EPL issued $7.4 million of letters of credit as of June 30, 2008. Future principal payments under the term loan at June 30, 2008 are as follows (in thousands).

Year Ending December 31
2008 (July 1st – December 31st)	$512
2009	1,024
2010	1,024
2011	97,306

$99,866

The Credit Facility bears interest, payable quarterly, at a Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin is based on EPL’s financial performance, as defined. The applicable margin rate was 3.00% with respect to LIBOR and 2.00% with respect to Base Rate advances and thereafter ranges from 2.75% to 2.25% with respect to LIBOR advances and 1.75% to 1.25% with respect to Base Rate advances. The effective rate at December 26, 2007 and June 30, 2008 was 7.70% and 5.11%, respectively. The Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of the Company, a first priority pledge by the Company of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets. In addition, the Credit Facility is guaranteed by the Company and Holdings. The Credit Facility matures on November 18, 2011. As of June 30, 2008, EPL was in compliance with all of the financial covenants contained in its senior credit facility and has $17.6 million available for borrowings under the revolving line of credit.

9. PIK Notes (2014 Notes)

At December 26, 2007 and June 30, 2008, the Company had $30.3 million and $24.2 million, respectively, outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $29.3 million at maturity.

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

On January 25, 2008, CAC made an $8.0 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of the outstanding 2014 Notes at a price that approximated their accreted value.

10. Income Taxes

The Company’s taxable income or loss is included in the consolidated federal and state income tax returns of CAC. The Company records its provision for income taxes based on its separate stand-alone operating results using the asset and liability method.

The Company has determined that the total amount of unrecognized tax benefits as of December 26, 2007, was $2.1 million. There has been no change in the FIN 48 reserve for uncertain tax positions from December 26, 2007 through June 30, 2008. The Company estimates that the unrecognized tax benefit as of June 30, 2008 will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of the provision for income taxes in its Consolidated Statements of Income. The Company has not recorded accrued interest and penalties on uncertain tax positions as of June 30, 2008. The Company’s liability for uncertain tax positions is reviewed periodically and is adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new uncertain tax positions, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2003 through 2007 are subject to examination by various tax authorities. The Company is no longer subject to U.S. examination for years before 2004, and years before 2003 by state taxing authorities.

11. New Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. The Company does not expect the adoption of FSP 142-3 to have a material effect on its consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date for certain portions of SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. That provision of SFAS No. 157 will be effective for the Company’s fiscal year 2009. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 157-2 will have on its consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) is effective for fiscal periods beginning after December 15, 2008 and should be applied prospectively for all business acquisitions entered into after the date of adoption. We are currently evaluating the impact the adoption of SFAS No. 141(R) will have on our consolidated financial position or results of operations.

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

 12. Events Subsequent to the End of the Second Fiscal Quarter

On June 26, 2008, the Company entered into an interest rate swap agreement with an effective date of September 24, 2008 and a maturity date of June 30, 2010. The agreement is based on the notional amount of $50,000,000. Under the terms of the agreement, the Company agreed to make fixed rate payments on the notional amount on a quarterly basis at increasing interest rates ranging from 3.17% to 4.61%, in exchange for receiving payments on the notional amount at a floating rate based on the three-month LIBOR rate, on a quarterly basis.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include concerns about food-borne illnesses; negative publicity, whether or not valid; adverse public perception due to the occurrence of avian flu; increases in the cost of chicken or other commodities; our dependence upon frequent deliveries of food and other supplies; our sensitivity to events and conditions in the greater Los Angeles area; our ability to open new restaurants in new and existing markets; our reliance in part on our franchisees; our vulnerability to changes in consumer preferences and economic conditions; our ability to compete successfully with other quick service and fast casual restaurants; our ability to service our indebtedness; matters relating to employment and labor laws, labor shortages or increases in labor costs; our ability to renew leases at the end of their terms; the impact of federal, state or local government regulations relating to the preparation and sale of food, zoning and building codes, and employee, environmental and other matters; and our ability to protect our name and logo and other proprietary information. Actual results may differ materially due to these risks and uncertainties and those described in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 24, 2008. See also Part II, Item 1A of this report.

We use a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. For simplicity of presentation, we have described the periods ended June 27, 2007 and June 25, 2008 as June 30, 2007 and 2008, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2007, which ended December 26, 2007, is a 52-week fiscal year. Fiscal year 2008 which will end December 31, 2008, is a 53-week fiscal year. References to “our restaurant system” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

Overview

EPL Intermediate, Inc. (“Intermediate”) through its wholly-owned subsidiary El Pollo Loco, Inc. (“EPL” and jointly with Intermediate, the “Company,” “we,” “us” and “our”) owns, operates and franchises restaurants specializing in marinated flame-grilled chicken. Our restaurants are located principally in California, with additional restaurants in Arizona, Nevada, Texas, Illinois, Colorado, Connecticut, Georgia, Massachusetts, Washington, Virginia, Oregon and Utah. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-thru convenience.

Our store counts at June 30, 2008 and 2007, and December 26, 2007 are set forth below:

El Pollo Loco Restaurants

	June 30,	December 26,	June 30,
	2008	2007	2007
Company-owned	164	159	156
Franchised	242	230	214
System-wide	406	389	370

During the three and six months ended June 30, 2008, the Company opened 2 and 5 new restaurants, respectively. In those periods, franchisees opened 2 and 14 new restaurants, respectively and closed 2 and 2 restaurants, respectively.

We plan to open approximately ten company-operated restaurants in 2008 and a moderately increasing number of company-operated restaurants in succeeding years. We believe our franchisees will open up from 20 to 25 new restaurants in 2008, a reduction from the 40 new restaurants we previously expected would be opened. The reduction is due to adverse economic and liquidity conditions which have caused some franchisees to delay the opening of new restaurants under existing development agreements. We will continue our national expansion both with franchised locations and company-owned stores.

Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters the comparable restaurant base for the calculation of same-store sales the first full week after the 15-month anniversary of its opening. For the 13 weeks and 26 weeks ended June 30, 2008, same-store sales for restaurants systemwide increased 1.9% and 1.8%, respectively, compared to the corresponding periods in 2007. System-wide same-store sales include same-store sales at all company-owned stores and franchise-owned stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenues) and contribute to advertising pools based on a percentage of their sales.

Increases in company-operated restaurant revenue are due to growth in the number of company-operated restaurants and to increases in same store sales, which may include price and transaction volume increases. We implemented menu price increases in May 2008, January 2008 and January 2007. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution, changes in local market conditions and demographics and the status of the economy. We believe that consumers are being affected by the economy more dramatically this year as they struggle with the sustained impact of significant higher gasoline costs, rising food prices, declining home values and the prospect of a recession, and these factors have negatively impacted restaurant traffic.

Franchise revenue consists of royalties, initial franchise fees, help desk revenue and franchise rental income. Royalties average 4% of the franchisees’ net sales. As of July 28, 2008, we are legally authorized to market franchises in 50 states and we are pursuing opportunities in a number those states. We have entered into development agreements that have resulted in area development fees being recognized as the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

Product cost, which includes food and paper costs, is our largest single expense. It is subject to increase or decrease based on commodity cost changes and depends in part on the success of controls we have in place to manage product cost in the restaurants. We currently have chicken supply contracts with 4 suppliers. Our supply contracts typically are short-term, one or two years, and provide for fixed or floor and ceiling prices. We implemented menu price increases in May 2008, January 2008 and January 2007 that have partially mitigated the impact of higher chicken prices. We expect the cost of chicken will continue to be negatively affected by the significant demand for corn and, due to competitive pressures, there is no assurance that we will be able to increase menu prices in the future to offset these increased costs. In the last year, corn prices, which are a primary feed source for chicken, have increased dramatically. A major driver of this increase is rapidly increasing demand for corn from the ethanol industry. There have been many new ethanol plants opening in the United States, and most of these plants use corn as the primary source of grain to make ethanol. When farmers plant more corn to take advantage of high prices, they may take land for wheat, soybeans, or other crops out of production which could negatively impact prices for our other commodities. Corn prices also temporarily increased due to the destruction of crops with the recent flooding in the Midwest. The effect of higher oil prices on transportation costs also impact the cost of commodities. In addition, there has been a global increase in demand for corn and wheat, which has put pressure on grain prices worldwide. This increased demand on the nation’s corn crop has had and may continue to have an adverse impact on chicken prices.

Payroll and benefits make up the next largest single expense. Payroll and benefits are subject to inflation, minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff are paid at the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. On September 12, 2006, the state of California passed legislation increasing the minimum wage in the state from $6.75 per hour to $7.50 per hour effective January 1, 2007. Additionally on January 1, 2008, the minimum wage in California increased to $8.00 per hour. The federal minimum wage increased from $5.85 to $6.55 per hour effective July 24, 2008 and will increase to $7.25 per hour effective July 24, 2009. The Company implemented menu price increases in January 2007 and 2008 and May 2008 in order to partially mitigate the impact of the minimum wage increase. Workers’ compensation insurance costs are subject to a number of factors, and although we have seen a reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in fiscal 2002, we cannot predict whether this trend will continue and what the impact to our workers’ compensation expense will be.

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

Results of Operations

Our operating results for the 13 weeks ended June 30, 2007 and 2008 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended
	June 30,

	2007	2008

Operating Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	31.0	32.0
Payroll and benefits	26.1	26.1
Depreciation and amortization	4.5	4.4
Other operating expenses	32.5	49.7
Operating income (loss)	13.3	(4.3)
Interest expense	11.0	9.1
Income (loss) before income taxes	2.2	(13.4)
Net income (loss)	2.1	(7.9)
Supplementary Operating Statement Data:
Restaurant other operating expense	21.5	22.6
Franchise expense	1.3	1.5
General and administrative expense	9.7	25.6
Total other operating expenses	32.5	49.7

13 Weeks Ended June 30, 2008 Compared to 13 Weeks Ended June 30, 2007

Restaurant revenue increased $5.8 million, or 9.0%, to $70.8 million for the 13 weeks ended June 30, 2008 from $65.0 million for the 13 weeks ended June 30, 2007. This increase was partially due to an additional $1.3 million in restaurant revenue resulting from a 2.0% increase in company-operated same-store sales for the 2008 period from the 2007 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s 15-month anniversary. The positive impact from price increases taken in January and May 2008, approximately 3.4% for the 13 weeks ended June 30, 2008, more than compensated for a transaction decline in the second quarter. The increase in restaurant revenue was also due in part to $2.3 million in current year revenue from eleven restaurants opened in 2007, $1.6 million from five restaurants opened in 2008, $0.7 from a store that was closed for part of 2007 due to a fire and $2.1 million from five restaurants acquired from a franchisee in 2007 partially offset by lost sales of $2.0 million due to the sale of eight company restaurants to franchisees in 2007. The transaction decrease reflects intense competition and a general sales softness in the QSR industry, in part due to higher gas prices, recession fears and other economic factors that are expected to continue throughout 2008.

Franchise revenue increased $0.8 million, or 17.5%, to $5.6 million for the 13 weeks ended June 30, 2008 from $4.7 million for the 13 weeks ended June 30, 2007. This increase is due to increased royalties resulting from a 1.8% increase in franchise same-store sales, increased royalties from new franchise stores opened in the current period and to an increase in franchise fees due to the increased number of franchise stores opened in the current period.

Product cost increased $2.5 million, or 12.5%, to $22.6 million for the 13 weeks ended June 30, 2008 from $20.1 million for the 13 weeks ended June 30, 2007. These costs as a percentage of restaurant revenue increased 1.0% to 32.0% for the 2008 period compared to 31.0% for the 2007 period. The increase is attributed to increased chicken and commodity costs and increased promotional discounting in the current period which was partially offset by the benefit of the menu price increases.

Payroll and benefit expenses increased $1.4 million, or 9.0%, to $18.5 million for the 13 weeks ended June 30, 2008 from $16.9 million for the 13 weeks ended June 30, 2007. As a percentage of restaurant revenue, these costs remained flat at 26.1% for the 2008 and 2007 periods.

Depreciation and amortization increased $0.2 million, or 7.1%, to $3.1 million for the 13 weeks ended June 30, 2008 compared to $2.9 million for the 13 weeks ended June 30, 2007. These costs as a percentage of restaurant revenue decreased slightly to 4.4% for the 2008 period compared with 4.5% for the 2007 period.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $2.0 million, or 14.5%, to $16.0 million for the 13 weeks ended June 30, 2008 from $14.0 million for the 13 weeks ended June 30, 2007. These costs as a percentage of restaurant revenue increased to 22.6% for the 2008 period from 21.5% for the 2007 period. The increase in operating costs was due to a 0.5% increase in occupancy costs as a percentage of revenue, which was primarily a result of higher rent expense and a property tax adjustment in the current period. The increase was also due to a 0.5% increase in utilities as a percentage of revenue which was due to higher gas prices in the current period. The increase was also attributed to higher credit card fees of 0.1% as a percentage of revenue. The increase in restaurant other operating expense was partially offset by a decrease of 0.4% in advertising expense as a percentage of revenue. Advertising expense each quarter may be above or below our planned annual rate of approximately 4% of revenue, depending on the timing of marketing promotion and the relative weights and price of media spending.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased $0.2 million, or 25.9%, to $1.0 million for the 13 weeks ended June 30, 2008 from $0.8 million for the 13 weeks ended June 30, 2007. This increase was primarily attributed to increased expenses related to the help desk for the franchisees.

Included in general and administrative expense in the second quarter of 2008 is a $10.7 million expense to settle the Mexico Litigation described in Note 5 of the unaudited condensed consolidated financial statements in Part I of this report. This expense accounted for 170.0% of the 187.6% increase in general and administrative expense in the second quarter of 2008 compared to the second quarter of 2007. Excluding this settlement expense, general and administrative expense increased $1.1 million, or 17.6%, to $7.4 million for the 13 weeks ended June 30, 2008 from $6.3 million for the 13 weeks ended June 30, 2007. Excluding the settlement expense, general and administrative expense as a percentage of revenue increased 0.8% to 10.5% for the 13 weeks ended June 30, 2008 from 9.7% for the 13 weeks ended June 30, 2007. The increase was primarily attributed to increased salaries and wages of $0.4 million due to increased headcount, and an increase of $0.8 million in legal fees in the 2008 period, primarily attributed to the Mexico Litigation.

Interest expense, net of interest income, decreased $0.8 million, or 10.2%, to $6.4 million for the 13 weeks ended June 30, 2008 from $7.2 million for the 13 weeks ended June 30, 2007. Our average debt balances for the 2008 period decreased to $250.5 million compared to $265.1 million for the 2007 period and our average interest rate decreased to 9.52% for the 2008 period compared to 10.52% for the 2007 period.

Our provision for income taxes consisted of an income tax benefit of $3.9 million and income tax expense of $0.1 million for the 13-week periods ended June 30, 2008 and 2007, respectively, for an effective tax rate of 41.5% for 2008 and 6.6% for 2007.

As a result of the factors above, in particular, the $10.7 million settlement expense, we had a net loss of $5.6 million for the 13 weeks ended June 30, 2008 compared with net income of $1.4 million for the 13 weeks ended June 30, 2007, or (7.9)% and 2.1% as a percentage or restaurant revenue, for the 13 weeks ended June 30, 2008 and 2007, respectively.

26 Weeks Ended June 30, 2008 Compared to 13 Weeks Ended June 30, 2007

Our operating results for the 26 weeks ended June 30, 2007 and 2008 are expressed as a percentage of restaurant revenue below:

	26 Weeks Ended
	June 30,

	2007	2008

Operating Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	30.9	32.3
Payroll and benefits	26.1	26.4
Depreciation and amortization	4.5	4.4
Other operating expenses	32.8	42.0
Operating income	12.9	2.5
Interest expense	11.4	9.9
Income (loss) before income taxes	1.5	(7.4)
Net income (loss)	1.2	(4.4)
Supplementary Operating Statement Data:
Restaurant other operating expense	21.3	22.4
Franchise expense	1.4	1.4
General and administrative expense	10.1	18.2
Total other operating expenses	32.8	42.0

 Restaurant revenue increased $9.7 million, or 7.6%, to $137.2 million for the 26 weeks ended June 30, 2008 from $127.4 million for the 26 weeks ended June 30, 2007. This increase was partially due to an additional $1.4 million in restaurant revenue resulting from a 1.1% increase in company-operated same-store sales for the 2008 period from the 2007 period. Restaurants enter the comparable restaurant base for same-stores sales the first full week after that restaurant’s 15-month anniversary. The positive impact from price increases taken in January and May 2008, approximately 3.0% for the 26 weeks ended June 30, 2008, more than compensated for a transaction decline in the current period. The increase in restaurant revenue was also due in part to $5.4 million in current year revenue from fourteen restaurants opened in 2006 and 2007, $1.9 million from five restaurants opened in 2008, $1.0 from a store that was closed for part of 2007 due to a fire and $4.1 million from five restaurants acquired from a franchisee in 2007 partially offset by lost sales of $4.1 million due to the sale of eight company restaurants to franchisees in 2007. The transaction decrease reflects intense competition and a general sales softness in the QSR industry, in part due to higher gas prices, recession fears and other economic factors that are expected to continue throughout 2008.

Franchise revenue increased $1.3 million, or 14.4%, to $10.4 million for the 26 weeks ended June 30, 2008 from $9.1 million for the 26 weeks ended June 30, 2007. This increase is primarily due to increased royalties resulting from a 2.3% increase in franchise same-store sales, increased royalties from new franchise stores opened in the current period and to an increase in franchise fees due to the increased number of franchise stores opened in the current period.

Product cost increased $4.9 million, or 12.5%, to $44.2 million for the 26 weeks ended June 30, 2008 from $39.3 million for the 26 weeks ended June 30, 2007. These costs as a percentage of restaurant revenue increased 1.4% to 32.3% for the 2008 period compared to 30.9% for the 2007 period. The increase is attributed to increased chicken and commodity costs and increased promotional discounting in the current period which was partially offset by the benefit of the menu price increases.

Payroll and benefit expenses increased $2.8 million, or 8.7%, to $36.1 million for the 26 weeks ended June 30, 2008 from $33.3 million for the 26 weeks ended June 30, 2007. As a percentage of restaurant revenue, these costs increased 0.3% to 26.4% in 2008 from 26.1% for the 2007 period. This increase as a percentage of restaurant revenue is primarily attributed to higher wages which is due in part to the increase in the minimum wage partially offset by the leverage from the menu price increases.

Depreciation and amortization increased $0.4 million, or 7.0%, to $6.1 million for the 26 weeks ended June 30, 2008 compared to $5.7 million for the 26 weeks ended June 30, 2007. These costs as a percentage of restaurant revenue decreased slightly to 4.4% for the 2008 period compared with 4.5% for the 2007 period.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $3.5 million, or 12.8%, to $30.7 million for the 26 weeks ended June 30, 2008 from $27.2 million for the 26 weeks ended June 30, 2007. These costs as a percentage of restaurant revenue increased to 22.4% for the 2008 period from 21.3% for the 2007 period. The increase in operating costs was due to a 0.4% increase in occupancy costs as a percentage of revenue, which was primarily a result of higher rent expense and a property tax adjustment in the current period. The increase was also due to a 0.3% increase in utilities as a percentage of revenue which was due to higher gas prices in the current period. The increase in restaurant other operating expense was also due in part to a 0.1% increase in credit card fees as a percentage of revenue and a 0.1% increase in janitorial expense as a percentage of revenue.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased $0.2 million, or 10.7%, to $2.0 million for the 26 weeks ended June 30, 2008 from $1.8 million for the 26 weeks ended June 30, 2007. This increase was due in part to increased expenses related to the help desk for the franchisees. There is a corresponding increase in franchise income related to the help desk.

Included in general and administrative expense in the 26 weeks ended June 30, 2008 is a $10.7 million expense to settle the Mexico Litigation described in Note 5 to the unaudited condensed consolidated financial statements in Part I of this report. This expense accounted for 83.6% of the 94.8% increase in general and administrative expense in the 2008 period over the 2007 period. Excluding this settlement expense, general and administrative expense increased $1.5 million, or 11.2%, to $14.3 million for the 26 weeks ended June 30, 2008 from $12.8 million for the 26 weeks ended June 30, 2007. Excluding the settlement expense, general and administrative expense as a percentage of revenue increased 0.3% to 10.4% for the 26 weeks ended June 30, 2008 from 10.1% for the 26 weeks ended June 30, 2007. The increase was primarily attributed to increased salaries and wages of $0.5 million due to increased headcount and an increase of $1.2 million in legal fees in the 2008 period.

Interest expense, net of interest income, decreased $0.9 million, or 6.1%, to $13.6 million for the 26 weeks ended June 30, 2008 from $14.5 million for the 26 weeks ended June 30, 2007. Our average debt balances for the 2008 period decreased to $256.0 million compared to $266.5 million for the 2007 period and our average interest rate decreased to 9.96% for the 2008 period compared to 10.63% for the 2007 period.

Our provision for income taxes consisted of an income tax benefit of $4.1 million and income tax expense of $0.3 million for the 26-week periods ended June 30, 2008 and 2007, respectively, for an effective tax rate of 41.5% for 2008 and 17.3% for 2007.

As a result of the factors above, in particular, the $10.7 million settlement expense, we had a net loss of $6.0 million for the 26 weeks ended June 30, 2008 compared with net income of $1.6 million for the 26 weeks ended June 30, 2007, or (4.4)% and 1.2% as a percentage or restaurant revenue, for the 26 weeks ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations, a $25.0 million revolving credit facility, and capital contributions from our shareholder. Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. Our indebtedness at June 30, 2008 was $249.6 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the $25.0 million revolving portion of EPL’s senior credit facility ($17.6 million at June 30, 2008) will be adequate to meet our future liquidity needs for at least the next twelve months.

In December 2007, our parent company, CAC, received a capital infusion of $45.0 million. On December 26, 2007, CAC made a $3.0 million capital contribution to EPL through intermediary subsidiaries which was used for normal operating purposes and capital expenditures. On January 25, 2008, CAC made an $8.0 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of the outstanding 14.5% senior discount notes due 2014 (see Note 9 to our Unaudited Condensed Consolidated Financial Statements) at a price that approximated their accreted value. In May of 2008, CAC made a $4.0 million capital contribution to the Company that was used for normal operating purposes. On June 18, 2008 we settled the Mexico Litigation as described in Note 5 to our unaudited condensed consolidated financial statements. The Settlement Payment of $10,722,860 was paid by CAC on behalf of EPL. This payment is accounted for as a capital contribution by CAC to EPL. The Company expects that CAC will make future capital contributions to the Company and EPL for acceleration of company-owned store growth and other corporate purposes.

In the 2008 six-month period, our capital expenditures totaled $9.3 million, consisting of $6.8 million for new restaurants, $1.0 million for capitalized repairs of existing sites, $0.7 million for costs related to remodeling our existing restaurants to comply with the federal Americans with Disabilities Act, $0.3 million for construction costs related to our new training center, and $0.5 million related to other projects. We also had cash proceeds of $1.1 million from asset dispositions in the current period. As a result, net cash used in investing activities in the current period was $8.2 million.

Cash and cash equivalents increased $0.2 million from $3.8 million at December 26, 2007 to $4.0 million at June 30, 2008. In the first six months of 2008, we made $1.6 million in principal repayments on EPL’s term loan, and $2.5 million in payments to pay off borrowings under our revolving credit facility. In the first six months of 2008 we did not have any borrowings under our revolving credit facility. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire additional restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

As a holding company, the stock of EPL constitutes our only material asset. Consequently, EPL conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations (consisting primarily of the $24.2 million outstanding principal amount of 2014 Notes) is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to us and currently has restrictions that limit distributions or dividends to be paid by EPL to us. Furthermore, subject to certain restrictions, EPL is permitted under the terms of EPL’s senior secured credit facilities and the indenture governing the 2013 Notes and 2014 Notes to incur additional indebtedness the terms of which may further restrict or prohibit the making of distributions, the payment of dividends or the making of loans by EPL.

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

Operating Activities. We had net cash provided by operating activities of $10.9 million for the 26 weeks ended June 30, 2008 compared with $11.1 million for the 26 weeks ended June 30, 2007. The decrease in cash provided by operating activities was related to increased prepaid expenses and other current asset balances, changes in deferred income taxes balances, and the net loss partially offset by changes in other accrued expenses and liabilities and the capital contribution.

Investing Activities. We had net cash used in investing activities of $8.2 million for the 26 weeks ended June 30, 2008 compared with $7.9 million for the 26 weeks ended June 30, 2007. The increase in cash used in investing activities of $0.3 million was related to $0.8 million in increased expenditures, primarily for the remodeling of our existing restaurants to comply with the federal Americans with Disabilities Act, partially offset by $0.5 million in proceeds received for asset dispositions.

Financing Activities. We had net cash used in financing activities of $2.6 million for the 26 weeks ended June 30, 2008 compared with net cash provided by financing activities of $6.4 million for the 26 weeks ended June 30, 2007. The increase of $9.0 million in cash used in financing activities in the 2008 period was primarily attributable to the cash used in the repurchase of the 2014 Notes and the 2013 Notes of $9.9 million, and there was also an increase in cash in the 2007 period related to a drawdown of our revolving credit facility of $14.5 million that did not recur in the current period. The increase was partially offset by the capital contribution of $12.0 million that was received in the current period and a decrease in debt payments in the current period of $3.1 million

Debt and Other Obligations

On November 18, 2005, EPL entered into senior secured credit facilities with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The senior secured credit facilities provide for an $104.5 million term loan and $25.0 million in revolving availability. As of June 30, 2008, EPL was in compliance with all of the financial covenants contained in its senior credit facility. In March 2007 we amended the credit facility to reduce the interest rate and to modify in our favor the terms of certain restrictive covenants.

We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the life of the respective lease.

At June 30, 2008, we had $24,219,000 outstanding in aggregate principal amount of 14½% senior discount Notes due 2014. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $29,342,000 at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 ½% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. On January 25, 2008, CAC made an $8.0 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of these notes at a price that approximated their accreted value.

At June 30, 2008, we had $250,000 and $121,959,000 outstanding in aggregate principal amount under our 2009 Notes and 2013 Notes, respectively (see Notes 8 and 9 to our Unaudited Condensed Consolidated Financial Statements). On June 25, 2008, the Company used $2.0 million in cash from operations to repurchase a portion of the 2013 Notes at a price that approximated their accreted value. As of June 30, 2008, we are restricted from incurring additional indebtedness, as EPL does not currently meet the fixed charge coverage ratio under the 2013 Notes. This restriction does not apply to the existing loan availability of $17.6 million under the revolving line of credit.

At June 30, 2008, we had outstanding letters of credit totaling $7.4 million, which served as collateral for our various workers’ compensation insurance programs.

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

As of June 30, 2008, EPL was in compliance with all of the financial covenants contained in its senior credit facility. As of such date we calculated all relevant ratios under its senior credit facility as follows:

•	EPL’s “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.05 to 1; and
•	EPL’s “leverage ratio” (as such term is defined in the senior credit agreement) was 4.94 to 1.

These two ratios were permitted to be no less than 1.0 to 1, and no greater than 5.25 to 1, respectively, as of such date.

In addition, as of June 30, 2008, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as such terms are defined in the indenture governing the 2014 Notes) at 1.17 to 1 and 7.78 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. The indenture permits us to incur indebtedness that (a) is contractually subordinated to the 2014 Notes, (b) has a maturity date after November 15, 2014, and (c) does not provide for payment of cash interest prior to November 15, 2014. The indenture also permits our “restricted subsidiaries” (as such term is defined in the indenture), including EPL, to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, and, in the case of indebtedness incurred by us, if our consolidated leverage ratio would have been equal to or less than 7.5 to 1, all as determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if such indebtedness had been incurred at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness. This restriction does not apply to borrowings available under the revolving line of credit.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to recoverability of fixed assets, intangible assets, closed restaurants, workers’ compensation insurance, the realization of gross deferred tax assets, tax reserves, and contingent liabilities including the outcome of litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting polices and estimates is included in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 24, 2008. See also Note 5 to our Unaudited Condensed Consolidated Financial Statements.

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

A hypothetical 10% fluctuation in the variable interest rate on our existing debt of $99.9 million as of June 30, 2008 would result in an increase in interest expense of approximately $0.6 million in a given year. We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates as of June 30, 2008 to be material.

To manage or reduce the interest rate risk, we may periodically enter into interest rate swap transactions. The Company enters into these contracts with major financial institutions, which may minimize its risk of credit loss. The Company first began engaging in these transactions in 2002.

Item 4T. Controls and Procedures

Our Chief Executive Officer and Senior Vice President of Finance have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2008. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in our SEC filings and submissions is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

There have been no changes in our internal control over financial reporting that occurred during our first 26 weeks ended June 30, 2008.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 5 to our Unaudited Condensed Consolidated Financial Statements in Part I of this Report is incorporated herein by this reference.

Also see our Annual Report on Form 10-K for the year ended December 26, 2007 as filed with the SEC on March 24, 2008.

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

For example, in the Spring of 2008 there was an outbreak of salmonella illness which was first attributed to fresh tomatoes. The FDA has since traced the outbreak to fresh jalapeno and serrano chiles from Mexico. EPL uses fresh tomatoes and chili peppers in its salsas. Although none of the fresh tomatoes or peppers used by EPL has been linked to the tainted produce, federal health officials have warned the public about eating fresh salsa products, and, accordingly, such warnings and concerns about salmonella could negatively affect customer traffic at our restaurants.

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

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for restaurant sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenue. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. The lack of adequate financing could adversely affect the number and rate of new restaurant openings by our franchisees and adversely affect our future franchise revenue. Due to adverse economic and liquidity conditions, our franchisees are delaying the opening of new restaurants under existing development agreements, resulting in a reduction in the number of new franchised restaurants we expect to open in 2008 from 40 to between 20 and 25.

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

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, weather, fuel prices, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. In addition, inflation and increased food or energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could harm our business, financial condition, results of operations and cash flow. In 2008, the impact of significantly higher gasoline prices, rising food costs, declining home values and the prospect of a recession have negatively affected discretionary spending, which could result in reduced customer traffic at our restaurants.

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

We and our franchisees are subject to extensive government regulation at the federal, state and local government levels. These include, but are not limited to, regulations relating to the preparation and sale of food, zoning and building codes, drive thru restrictions, franchising, land use and employee, health, sanitation and safety matters. For example, in July 2008, the State of California passed legislation which bans the use of trans fats in restaurants beginning in 2010. New York City has a similar ban. The majority of our products are already in compliance and we do not expect that full compliance with this law will have a material impact on our business or financial condition. In July 2008 the Los Angeles City Council imposed a one-year moratorium on new fast food restaurants in South Los Angeles, which is not applicable to EPL because it is a fast-casual restaurant.

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

These and other factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. For a discussion of other potential risks and uncertainties, refer to “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 26, 2007 as filed with the U.S. Securities Exchange Commission on March 24, 2008.

Item 5. Other Information.

On August 11, 2008, the Company issued a press release reporting results of operations for the second quarter ended June 30, 2008. A copy of the press release is being furnished as Exhibit 99.1 hereto and is incorporated herein by this reference. We do not intend for this exhibit to be incorporated by reference into any other filings we make with the SEC. This information is provided in this Report in response to Item 2.02, Results of Operations and Financial Condition, and Item 9.01, Financial Statements and Exhibits, of Form 8-K in lieu of filing a Form 8-K.

Item 6. Exhibits.

Exhibit
Number	Description of Documents

10.1	Confidential Settlement and Release Agreement dated June 18, 2008, between El Pollo Loco, Inc and El Pollo Loco, S.A. de C.V.

10.2	Termination Agreement dated June 23, 2008, among El Pollo Loco, Inc., Chicken Acquisition Corp. and Trimaran Fund II, LLC

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1	Press Release dated August 11, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPL INTERMEDIATE, INC

Date: August 11, 2008	By:	/s/ Stephen E. Carley
Stephen E. Carley
President

	By:	/s/ Joseph Stein
Joseph Stein
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Documents

10.1	Confidential Settlement and Release Agreement dated June 18, 2008, between El Pollo Loco, Inc and El Pollo Loco, S.A. de C.V.

10.2	Termination Agreement dated June 23, 2008, among El Pollo Loco, Inc., Chicken Acquisition Corp. and Trimaran Fund II, LLC

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1	Press Release dated August 11, 2008