Form 10-Q
period 2008-09-24
EPL Intermediate, Inc.
filed 2008-11-07
CIK 1289728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2008

or

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

As of November 7, 2008, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands)

	DECEMBER 26, 2007	SEPTEMBER 30, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,841	$9,575
Notes and accounts receivable—net	3,631	5,014
Inventories	1,778	1,768
Prepaid expenses and other current assets	3,674	4,502
Deferred income taxes	2,357	2,357

Total current assets	15,281	23,216

PROPERTY OWNED—Net	82,217	84,801

PROPERTY HELD UNDER CAPITAL
LEASES--Net	1,105	802

GOODWILL	276,911	276,911

DOMESTIC TRADEMARKS	120,700	120,700

OTHER INTANGIBLE ASSETS—Net	10,607	9,481

OTHER ASSETS	9,607	6,902

TOTAL ASSETS	$516,428	$522,813

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	DECEMBER 26,	SEPTEMBER 30,
	2007	2008
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$2,500	$-
Current portion of note payable	1,035	1,024
Current portion of obligations under capital leases	1,241	621
Accounts payable	13,203	17,026
Accrued salaries	3,725	3,594
Accrued vacation	1,936	2,051
Accrued insurance	1,412	1,102
Accrued income taxes payable	102	-
Accrued interest	1,934	5,149
Accrued advertising	180	336
Other accrued expenses and current liabilities	5,076	5,855

Total current liabilities	32,344	36,758

NONCURRENT LIABILITIES:
Senior secured notes (2009 Notes)	250	250
Senior unsecured notes (2013 Notes)	123,843	119,031
PIK Notes (2014 Notes)	30,274	25,087
Note payable—less current portion	100,418	98,586
Obligations under capital leases—less current portion	2,706	2,280
Deferred income taxes	38,864	34,693
Other intangible liabilities—net	6,047	5,142
Other noncurrent liabilities	9,371	11,168

Total noncurrent liabilities	311,773	296,237

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding	-	-
Additional paid-in-capital	176,296	199,797
Accumulated Deficit	(3,985)	(9,979)

Total stockholder's equity	172,311	189,818

TOTAL	$516,428	$522,813

See notes to condensed consolidated financial statements.	(concluded	)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended September 30,		39 Weeks Ended September 30,
	2007	2008	2007	2008

OPERATING REVENUE:
Restaurant revenue	$67,266	$69,653	$194,690	$206,806
Franchise revenue	5,048	5,232	14,149	15,644

Total operating revenue	72,314	74,885	208,839	222,450

OPERATING EXPENSES:
Product cost	20,786	22,711	60,117	66,948
Payroll and benefits	17,476	18,363	50,727	54,506
Depreciation and amortization	3,014	3,214	8,707	9,305
Other operating expenses	24,864	24,000	66,690	81,667

Total operating expenses	66,140	68,288	186,241	212,426

OPERATING INCOME	6,174	6,597	22,598	10,024

OTHER EXPENSE	-	399	-	399

INTEREST EXPENSE—Net	7,423	6,107	21,927	19,724

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,249)	91	671	(10,099)

PROVISION (BENEFIT) FOR INCOME TAXES	2,763	43	3,095	(4,105)

NET INCOME (LOSS)	$(4,012)	$48	$(2,424)	$(5,994)

See notes to condensed consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	39 Weeks Ended September 30,
	2007	2008
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(2,424)	$(5,994)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization of property
and intangible assets	8,707	9,305
Stock-based compensation expense	603	574
Interest accretion	3,061	2,813
(Gain) loss on disposal of assets	2,558	(538)
Asset impairment	-	1,230
Amortization of deferred financing costs	1,042	1,338
Amortization of negative leasehold interest	(206)	(122)
Deferred income taxes	2,916	(4,171)
Excess tax benefits related to exercise of stock options	-	31
Litigation settlement	-	10,924
Change in fair value of interest rate swap	-	399
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(320)	(1,383)
Inventories	(95)	10
Prepaid expenses and other current assets	(226)	(828)
Income taxes receivable / payable	244	(102)
Other assets	(275)	1,357
Accounts payable	2,313	3,777
Accrued salaries and vacation	1,149	(16)
Accrued insurance	394	(310)
Other accrued expenses and current and noncurrent liabilities	4,816	5,548

Net cash provided by operating activities	24,257	23,842

CASH FLOW FROM INVESTING
ACTIVITIES:
Proceeds from asset disposition	8,035	1,080
Purchase of franchise restaurants	(8,534)	-
Purchase of property	(14,447)	(13,157)

Net cash used in investing activities	(14,946)	(12,077)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of common stock	-	50
Repurchase of common stock	(54)	(47)
Excess tax benefits related to exercise of stock options	-	(31)
Capital contribution	-	12,000
Proceeds from borrowings	14,500	-
Payment of obligations under capital leases	(950)	(848)
Payments on debt	(19,504)	(4,343)
Repurchase of notes	-	(12,812)
Deferred financing costs	(173)	-

Net cash used in financing activities	(6,181)	(6,031)

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	39 Weeks Ended September 30,
	2007	2008
INCREASE IN CASH AND CASH EQUIVALENTS	$3,130	$5,734

CASH AND CASH EQUIVALENTS—
Beginning of period	2,955	3,841

CASH AND CASH EQUIVALENTS—
End of period	$6,085	$9,575

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest (net of amounts capitalized)	$14,956	$12,696

Income taxes	$36	$165

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$2,348	$46

Litigation settlement paid by Chicken Acquisition Corp. on behalf of the Company, treated as a capital contribution	$-	$10,924

See notes to condensed consolidated financial statements.	(concluded)

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

The Company uses a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2007, which ended December 26, 2007, is a 52-week fiscal year. Fiscal year 2008, which will end December 31, 2008, is a 53-week year. For simplicity of presentation, the Company has described the periods ended September 26, 2007 and September 24, 2008 as September 30, 2007 and 2008, respectively.

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

2. Other Intangible Assets and Liabilities

Other intangible assets and liabilities consist of the following (in thousands):

	December 26, 2007			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Franchise network	$8,000	$(968)	$7,032	$8,000	$(1,310)	$6,690
Favorable leasehold interest	5,862	(2,287)	3,575	5,862	(3,071)	2,791
Other intangible assets	$13,862	$(3,255)	$10,607	$13,862	$(4,381)	$9,481

Unfavorable leasehold interest liability	$(9,156)	$3,109	$(6,047)	$(9,156)	$4,014	$(5,142)

Favorable leasehold interest represents the asset in excess of the approximate fair market value of the leases. The amount is being amortized over the approximate average life of the leases.

Unfavorable leasehold interest liability represents the liability in excess of the approximate fair market value of the leases. The amount is being amortized over the approximate average life of the leases. Amortization expense for other intangible assets and liabilities was $136,000 for the 39-week period ended September 30, 2007 and $221,000 for the 39-week period ended September 30, 2008.

The estimated amortization expense for the Company’s amortizable intangible assets and liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31
2008 (October 1st – December 31st)	$64
2009	254
2010	130
2011	167
2012	182

3. Asset Impairment

The Company periodically reviews the performance of company-operated stores for indicators of asset impairment. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. As a result of this review, the Company recorded an impairment charge of approximately $1.2 million in September 2008 for two under-performing company-operated stores that will continue to be operated. The impairment charges are included in other operating expenses in the accompanying condensed consolidated statements of operations.

4. Stock-Based Compensation

As of September 30, 2008, options to purchase 307,556 shares of common stock of CAC were outstanding, including 79,650 options that are fully vested. The remaining options partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the seventh anniversary of the grant date and vest 100% upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC. All options were granted with an exercise price equal to the fair value on the date of grant.

Changes in stock options for the first quarter ended September 30, 2008 are as follows:

			Weighted-
			Average
			Remaining
		Weighted- Average	Contractual Life	Aggregate Intrinsic
	Shares	Exercise Price	(in Years)	Value (000’s)
Outstanding—December 26, 2007	304,287	$68.65
Granted	4,450	$109.07
Exercised	(1,181)	$20.60
Outstanding—September 30, 2008	307,556	$69.42	6.3	$9,792
Vested and expected to vest - September 30, 2008	303,803	$69.42	6.3	$9,673
Exercisable – September 30, 2008	79,650	$8.55	3.1	$7,384

The intrinsic value is calculated as the difference between the market value as of September 30, 2008 and the exercise price of options that are outstanding and exercisable.

In accordance with the prospective method of adoption of Statement of Financial Accounting Standard (“SFAS”) 123R, the Company recognized share-based compensation expense before tax of $191,000 and $43,000 and a corresponding decrease to net income of $100,000 and $27,000 during the 13 weeks ended September 30, 2008 and 2007, respectively, related to vesting of stock options. Compensation expense of $574,000 and $604,000 and a corresponding decrease to net income of $331,000 and $407,000 was recognized for the 39 weeks ended September 30, 2008 and 2007, respectively, related to these options.

As of September 30, 2008, there was unrecognized compensation expense of $3.3 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 4.3 years.

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

On or about October 18, 2005, Salvador Amezcua, on behalf of all EPL General Managers, filed a purported class action complaint in the Superior Court of the State of California, County of Los Angeles, against EPL. Carlos Olvera replaced Mr. Amezcua as the named class representative on August 16, 2006. This action alleges certain violations of California labor laws, including alleged improper classification of general managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages, interest, certain statutory penalties, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The court denied EPL’s motion to compel arbitration, and the Company has appealed that decision. This matter is subject to an automatic stay while the appeal is pending before the Court of Appeal. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

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

On June 18, 2008, the parties agreed to settle the Mexico Litigation and executed a Confidential Settlement and Release Agreement (the “Settlement Agreement”) pursuant to which:

•	EPL paid EPL-Mexico $10,722,860 (“Settlement Payment”);
•	EPL assigned to EPL-Mexico the intellectual property which was the subject of the disputed contract as provided in the District Court’s judgment;

•	The parties mutually released each other and related parties from any and all known and unknown claims relating to or arising out of the Mexico Litigation and the facts thereof;
•	The Mexico Litigation was dismissed with prejudice and the judgment against EPL was vacated;

•	EPL received the sum of $1,087,500 plus interest previously deposited by it with the District Court in connection with the Mexico Litigation

The Settlement Payment, plus certain legal expenses of $55,000, were paid by CAC on behalf of EPL. The payment by CAC was accounted for as a capital contribution by CAC to EPL with the corresponding settlement included in other operating expenses in the accompanying unaudited condensed consolidated statement of operations. EPL’s performance under the Settlement Agreement, including the payment of the Settlement Payment and the assignment of the intellectual property, did not cause a violation of the Company’s or EPL’s covenants under their respective bond indentures and credit agreement. The intellectual property transferred to EPL-Mexico was not being used by EPL in its current business and the transfer does not affect its intellectual property rights or operations in the U.S. and countries other than Mexico.

On June 22, 2006, the Company filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company, seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, the Company in the Mexico Litigation which settled in June 2008. Trial began in September 2008 and, in the initial phase, the Court issued a tentative ruling that the possibility of coverage existed. Trial on the remaining phases of both the declaratory relief and bad faith causes of action is currently in progress.

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

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. This lawsuit was served on the Company in early September. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

The Company is also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources. The Company has not recorded any reserves for litigation contingencies.

Purchasing Commitments

The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing funds are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants, respectively, which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 with an estimated Company obligation totaling $6,900,000.

6. Predecessor Debt (2009 Notes)

In December 2003, EPL issued the 2009 Notes, consisting of $110.0 million of senior secured notes accruing interest at 9.25% per annum, due 2009. At December 26, 2007 and September 30, 2008, $250,000 principal amount of the 2009 Notes was outstanding.

7. Senior Unsecured Notes Payable (2013 Notes)

EPL has outstanding 2013 Notes, consisting of $119.0 million aggregate principal amount of 11 3/4% senior notes due 2013. Interest is payable in May and November beginning May 15, 2006. The 2013 Notes are unsecured, are guaranteed by Intermediate, and may be redeemed, at the discretion of the issuer, after November 15, 2009. The indenture contains certain provisions which may prohibit EPL’s ability to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items. In October 2006, EPL completed the exchange of the 2013 Notes for registered, publicly tradable notes that have substantially identical terms as the 2013 Notes.

The costs incurred in connection with the offering of the 2013 Notes have been capitalized and are included in other assets in the accompanying balance sheets. The Company used the proceeds from the 2013 Notes to purchase substantially all of the outstanding 2009 Notes.

As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the 2014 Notes (see Note 9) have restrictions that limit distributions or dividends to be paid by EPL to Intermediate. Conditions that would allow for distributions or dividends to be made include compliance with a fixed charge coverage ratio test (as defined in the indenture governing the 2013 Notes) and cash received from the proceeds of new equity contributions. As of September 30, 2008, we are restricted from incurring additional indebtedness, as EPL does not currently meet the fixed charge coverage ratio. This restriction does not apply to the existing loan availability of $17.6 million under the revolving line of credit. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances.

8. Notes Payable to Merrill Lynch, Bank of America, et al and Revolving Credit Facility

On November 18, 2005, EPL entered into senior secured credit facilities (the “Credit Facility”) with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The Credit Facility provides for a $104.5 million term loan and $25.0 million in revolving availability. Utilizing this senior secured revolving credit facility, EPL issued $7.4 million of letters of credit as of September 30, 2008. Future principal payments under the term loan at September 30, 2008 are as follows (in thousands).

Year Ending December 31
2008 (October 1st – December 31st)	$256
2009	1,024
2010	1,024
2011	97,306

$99,610

The Credit Facility bears interest, payable quarterly, at a Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin is based on EPL’s financial performance, as defined. The applicable margin rate was 3.00% with respect to LIBOR and 2.00% with respect to Base Rate advances and thereafter ranges from 2.75% to 2.25% with respect to LIBOR advances and 1.75% to 1.25% with respect to Base Rate advances. The effective rate at December 26, 2007 and September 30, 2008 was 7.70% and 5.30%, respectively. The Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of the Company, a first priority pledge by the Company of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets. In addition, the Credit Facility is guaranteed by the Company and Holdings. The Credit Facility matures on November 18, 2011. As of September 30, 2008, EPL was in compliance with all of the financial covenants contained in the Credit Facility and has $17.6 million available for borrowings under the revolving line of credit.

To manage or reduce the interest rate risk, the Company periodically enters into interest rate swap transactions. The Company enters into these contracts with major financial institutions, which may minimize its risk of credit loss. The Company first began engaging in these transactions in 2002. On June 26, 2008, the Company entered into an interest rate swap agreement with an effective date of September 24, 2008 and a maturity date of June 30, 2010. The agreement is based on the notional amount of $50.0 million. Under the terms of the agreement, the Company agreed to make fixed rate payments on the notional amount on a quarterly basis at increasing interest rates ranging from 3.17% to 4.61%, in exchange for receiving payments on the notional amount at a floating rate based on the three-month LIBOR rate, on a quarterly basis. The interest rate swap agreement is intended to reduce interest rate risk associated with variable interest rate debt. At September 30, 2008, the fair value of the interest rate swap was approximately $399,000 and is included in other noncurrent liabilities on the accompanying consolidated balance sheet.

9. PIK Notes (2014 Notes)

At December 26, 2007 and September 30, 2008, the Company had $30.3 million and $25.1 million, respectively, outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $29.3 million at maturity.

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

The Company has determined that the total amount of unrecognized tax benefits as of December 26, 2007, was $2.1 million. The FIN 48 (Interpretation No. 48. “Accounting for Uncertainty in Income Taxes”) reserve for uncertain tax positions was reduced as a result of changing the method of accounting for advance payments received from franchisees, as reflected in the 2007 Federal Tax Return. The total amount of unrecognized tax benefits as of September 30, 2008 was $1.4 million. The Company estimates that the unrecognized tax benefit as of September 30, 2008 will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of the provision for income taxes in its Consolidated Statements of Income. The Company has not recorded accrued interest and penalties on uncertain tax positions as of September 30, 2008. The Company’s liability for uncertain tax positions is reviewed periodically and is adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new uncertain tax positions, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2003 through 2007 are subject to examination by various tax authorities. The Company is no longer subject to U.S. examination for years before 2004, and years before 2003 by state taxing authorities.

11. New Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. The Company does not expect the adoption of FSP 142-3 to have a material effect on its consolidated financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which deferred the effective date for certain portions of FASB Statement No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. That provision of FASB Statement No. 157 will be effective for the Company’s fiscal year 2009. The Company is currently evaluating the effect, if any, that the adoption of FSP No. 157-2 will have on its consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations. FASB Statement No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force 95-3 to be recorded as a component of purchase accounting. FASB Statement No. 141(R) is effective for fiscal periods beginning after December 15, 2008 and should be applied prospectively for all business acquisitions entered into after the date of adoption. We are currently evaluating the impact the adoption of FASB Statement No. 141(R) will have on our consolidated financial position or results of operations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51. FASB Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FASB Statement No. 160 is effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact the adoption of FASB Statement No. 160 will have on our consolidated financial position or results of operations.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include concerns about food-borne illnesses; negative publicity, whether or not valid; adverse public perception due to the occurrence of avian flu; increases in the cost of chicken or other commodities; our dependence upon frequent deliveries of food and other supplies; our sensitivity to events and conditions in the greater Los Angeles area; our ability to open new restaurants in new and existing markets; our reliance in part on our franchisees; our vulnerability to changes in consumer preferences and economic conditions; our ability to compete successfully with other quick service and fast casual restaurants; the current liquidity crisis, which could impair our ability to obtain or refinance debt financing; matters relating to employment and labor laws, labor shortages or increases in labor costs; our ability to renew leases at the end of their terms; the impact of federal, state or local government regulations relating to the preparation and sale of food, zoning and building codes, and employee, environmental and other matters; and our ability to protect our name and logo and other proprietary information. Actual results may differ materially due to these risks and uncertainties and those described in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 24, 2008, as updated from time to time in our quarterly reports and current reports filed with the Commission. See also Part II, Item 1A of this report.

We use a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. For simplicity of presentation, we have described the periods ended September 26, 2007 and September 24, 2008 as September 30, 2007 and 2008, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2007, which ended December 26, 2007, is a 52-week fiscal year. Fiscal year 2008 which will end December 31, 2008, is a 53-week fiscal year. References to “our restaurant system” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

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

Our store counts at September 30, 2008 and 2007, and December 26, 2007 are set forth below:

El Pollo Loco Restaurants

	September 30,	December 26,	September 30,
	2007	2007	2008
Company-owned	154	159	165
Franchised	226	230	246
System-wide	380	389	411

During the three and nine months ended September 30, 2008, the Company opened 1 and 6 new restaurants, respectively. In those periods, franchisees opened 4 and 18 new restaurants, respectively, and closed 2 restaurants.

We plan to open approximately ten company-operated restaurants in 2008 and a moderately increasing number of company-operated restaurants in succeeding years. We believe our franchisees will open approximately 20 new restaurants in 2008, a reduction from the 40 new restaurants we previously expected would be opened. The reduction is due to adverse economic and liquidity conditions which have caused some franchisees to delay the opening of new restaurants under existing development agreements. We will continue our national expansion both with franchised locations and company-owned stores. We currently expect to open approximately 10 company and 10 franchise restaurants in 2009.

Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters the comparable restaurant base for the calculation of same-store sales the first full week after the 15-month anniversary of its opening. For the 13 weeks ended September 30, 2008, same-store sales for restaurants system wide remained flat; for the 39 weeks ended September 30, 2008, same-store sales for restaurants system wide increased 1.1%, compared to the corresponding period in 2007. System-wide same-store sales include same-store sales at all company-owned stores and franchise-owned stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenues) and contribute to advertising pools based on a percentage of their sales.

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

Franchise revenue consists of royalties, initial franchise fees, help desk revenue and franchise rental income. Royalties average 4% of the franchisees’ net sales. As of October 1, 2008, we are legally authorized to market franchises in 50 states and we are pursuing opportunities in a number those states. We have entered into development agreements that have resulted in area development fees being recognized as the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

Product cost, which includes food and paper costs, is our largest single expense. It is subject to increase or decrease based on commodity cost changes and depends in part on the success of controls we have in place to manage product cost in the restaurants. We currently have chicken supply contracts with 4 suppliers. Our supply contracts typically are short-term, one or two years, and provide for fixed or floor and ceiling prices. We implemented menu price increases in January 2007, January 2008 and May 2008 that have partially mitigated the impact of higher chicken prices. We expect the cost of chicken will continue to be negatively affected by the significant demand for corn and, due to competitive pressures, there is no assurance that we will be able to increase menu prices in the future to offset these increased costs. Corn prices, which are a primary feed source for chicken, have increased dramatically over the last couple of years. A major driver of this increase is rapidly increasing demand for corn from the ethanol industry. There have been many new ethanol plants opening in the United States, and most of these plants use corn as the primary source of grain to make ethanol. When farmers plant more corn to take advantage of high prices, they may take land for wheat, soybeans, or other crops out of production which could negatively impact prices for our other commodities. In addition, there has been a global increase in demand for corn and wheat, which has put pressure on grain prices worldwide. This increased demand on the nation’s corn crop has had and may continue to have an adverse impact on chicken prices.
The effect of higher oil prices on transportation costs also impact the cost of commodities. The recent reduction in oil prices may provide some relief from rising transportation costs in the future, but it may take some time for the benefit of this decrease to work its way into our commodity cost structure.

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

Results of Operations

Our operating results for the 13 weeks ended September 30, 2007 and 2008 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended
	September 30,
	2007	2008

Operating Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	30.9	32.6
Payroll and benefits	26.0	26.4
Depreciation and amortization	4.5	4.6
Other operating expenses	37.0	34.5
Operating income	9.2	9.5
Other expense	0.0	0.6
Interest expense	11.0	8.8
Income (loss) before income taxes	(1.9)	0.1
Net income (loss)	(6.0)	0.1
Supplementary Operating Statement Data:
Restaurant other operating expense	22.0	22.9
Franchise expense	1.4	1.5
General and administrative expense	13.6	10.1
Total other operating expenses	37.0	34.5

13 Weeks Ended September 30, 2008 Compared to 13 Weeks Ended September 30, 2007

Restaurant revenue increased $2.4 million, or 3.5%, to $69.7 million for the 13 weeks ended September 30, 2008 from $67.3 million for the 13 weeks ended September 30, 2007. Company-operated same-store sales for the 2008 period remained flat from the 2007 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s 15-month anniversary. The positive impact from price increases taken in January and May 2008, approximately 4.4% for the 13 weeks ended June 30, 2008, were offset by a transaction decline in the third quarter. The increase in restaurant revenue was due in part to $1.4 million in current year revenue from nine restaurants opened in 2007, $2.3 million from six restaurants opened in 2008, and $0.3 million from five restaurants acquired from a franchisee in 2007 partially offset by lost sales of $1.6 million due to the sale of eight company restaurants to franchisees in 2007. The transaction decrease reflects intense competition and a general sales softness in the QSR (quick service restaurant) industry, in part due to higher gas prices, recession fears and other economic factors that are expected to continue throughout 2008. The unemployment rate in California, where we have a large number of restaurants, was 7.7% in August 2008. This is a significant increase from 5.5% in August of 2007. We believe that increased unemployment may have an adverse impact on the number of times customers visit our restaurants.

Franchise revenue increased $0.2 million, or 3.6%, to $5.2 million for the 13 weeks ended September 30, 2008 from $5.0 million for the 13 weeks ended September 30, 2007. This increase is due primarily to increased royalties from new franchise stores opened in the current period.

Product cost increased $1.9 million, or 9.3%, to $22.7 million for the 13 weeks ended September 30, 2008 from $20.8 million for the 13 weeks ended September 30, 2007. These costs as a percentage of restaurant revenue increased 1.7% to 32.6% for the 2008 period compared to 30.9% for the 2007 period. The increase is attributed to increased chicken and commodity costs and increased promotional discounting in the current period which was partially offset by the benefit of the menu price increases. We expect continued pressure on commodity costs in the fourth quarter and beyond, which will require us to initiate price increases to help protect our margins.

Payroll and benefit expenses increased $0.9 million, or 5.1%, to $18.4 million for the 13 weeks ended September 30, 2008 from $17.5 million for the 13 weeks ended September 30, 2007. As a percentage of restaurant revenue, these costs increased 0.4% to 26.4% for the 2008 period from 26.0% for the 2007 period. This increase as a percentage of restaurant revenue is primarily attributed to higher wages which is due in part to the increase in the minimum wage partially offset by the leverage from the menu price increases.

Depreciation and amortization increased $0.2 million, or 6.6%, to $3.2 million for the 13 weeks ended September 30, 2008 compared to $3.0 million for the 13 weeks ended September 30, 2007. These costs as a percentage of restaurant revenue increased slightly to 4.6% for the 2008 period compared with 4.5% for the 2007 period.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $1.1 million, or 7.4%, to $15.9 million for the 13 weeks ended September 30, 2008 from $14.8 million for the 13 weeks ended September 30, 2007. These costs as a percentage of restaurant revenue increased to 22.9% for the 2008 period from 22.0% for the 2007 period. The increase in operating costs was due to a 0.4% increase in occupancy costs as a percentage of revenue, which was primarily a result of higher rent expense in the current period. The increase was also due to a 0.6% increase in utilities as a percentage of revenue which was due to higher gas prices in the current period. The increase was also attributed to higher credit card fees of 0.1% as a percentage of revenue, higher janitorial expense of 0.2% as a percentage or revenue and higher advertising expense of 0.1% as a percentage or revenue. Advertising expense each quarter may be above or below our planned annual rate of approximately 4% of revenue, depending on the timing of marketing promotion and the relative weights and price of media spending. The increase in restaurant other operating expense was partially offset by a decrease of 0.4 % in repairs and maintenance expense as a percentage of revenue and also a 0.4% decrease in preopening costs as a percentage or revenue.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased $0.1 million, or 15.8%, to $1.0 million for the 13 weeks ended September 30, 2008 from $0.9 million for the 13 weeks ended September 30, 2007. This increase was primarily attributed to increased expenses related to the help desk for the franchisees.

General and administrative expense decreased $2.1 million, or 23.0%, to $7.1 million for the 13 weeks ended September 30, 2008 from $9.2 million for the 13 weeks ended September 30, 2007. General and administrative expense as a percentage of revenue decreased 3.5% to 10.1% for the 13 weeks ended September 30, 2008 from 13.6% for the 13 weeks ended September 30, 2007. The decrease was primarily attributed to a $2.8 million loss recognized in the 2007 period from the sale of eight company restaurants that did not occur in the 2008 period and decreased salaries and wages of $0.7 million primarily attributed to lower bonus expense in the current period. The decrease in general and administrative expense was partially offset by an impairment charge in the current period of $1.2 million, which was recorded by the Company for two under-performing company-operated stores that will continue to operate and also due to an increase in meetings expense of $0.2 million in the current period.

Interest expense, net of interest income, decreased $1.3 million, or 17.7%, to $6.1 million for the 13 weeks ended September 30, 2008 from $7.4 million for the 13 weeks ended September 30, 2007. Our average debt balances for the 2008 period decreased to $248.3 million compared to $265.0 million for the 2007 period and our average interest rate decreased to 9.15% for the 2008 period compared to 10.62% for the 2007 period.

Our provision for income taxes consisted of an income tax expense of $43,000 and $2.8 million for the 13-week periods ended September 30, 2008 and 2007, respectively, for an effective tax rate of 47.6% for 2008 and 36.5% for 2007. The higher expense reported in the third quarter of 2007 was due to a large gain on sale for tax purposes related to the sale of eight restaurants in the third quarter that created additional income tax expense as most of the goodwill written off for book purposes was not deductible for tax purposes.

As a result of the factors above we had net income of $48,000 and a net loss of $4.0 million for the 13 weeks ended September 30, 2008 and 2007, respectively, or 0.1% and (6.0)% as a percentage or restaurant revenue, for the 13 weeks ended September 30, 2008 and 2007, respectively.

39 Weeks Ended September 30, 2008 Compared to 39 Weeks Ended September 30, 2007

Our operating results for the 39 weeks ended September 30, 2007 and 2008 are expressed as a percentage of restaurant revenue below:

	39 Weeks Ended
	September 30,
	2007	2008

Operating Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	30.9	32.4
Payroll and benefits	26.1	26.4
Depreciation and amortization	4.5	4.5
Other operating expenses	34.3	39.5
Operating income	11.6	4.8
Other expense	0.0	0.2
Interest expense	11.3	9.5
Income (loss) before income taxes	0.3	(4.9)
Net loss	(1.2)	(2.9)
Supplementary Operating Statement Data:
Restaurant other operating expense	21.6	22.5
Franchise expense	1.4	1.5
General and administrative expense	11.3	15.5
Total other operating expenses	34.3	39.5

 Restaurant revenue increased $12.1 million, or 6.2%, to $206.8 million for the 39 weeks ended September 30, 2008 from $194.7 million for the 39 weeks ended September 30, 2007. This increase was partially due to an additional $1.4 million in restaurant revenue resulting from a 0.7% increase in company-operated same-store sales for the 2008 period from the 2007 period. Restaurants enter the comparable restaurant base for same-stores sales the first full week after that restaurant’s 15-month anniversary. The positive impact from price increases taken in January and May 2008, approximately 3.5% for the 39 weeks ended September 30, 2008, more than compensated for a transaction decline in the current period. The increase in restaurant revenue was also due in part to $6.8 million in current year revenue from fourteen restaurants opened in 2006 and 2007, $4.2 million from six restaurants opened in 2008, $1.0 from a store that was closed for part of 2007 due to a fire and $4.4 million from five restaurants acquired from a franchisee in 2007 partially offset by lost sales of $5.7 million due to the sale of eight company restaurants to franchisees in 2007. The transaction decrease reflects intense competition and a general sales softness in the QSR industry, in part due to higher gas prices, recession fears and other economic factors that are expected to continue throughout 2008. The unemployment rate in California, where we have a large number of restaurants, was 7.7% in August 2008. This is a significant increase from 5.5% in August of 2007. We believe that increased unemployment may have an adverse impact on the number of times customers visit our restaurants.

Franchise revenue increased $1.5 million, or 10.6%, to $15.6 million for the 39 weeks ended September 30, 2008 from $14.1 million for the 39 weeks ended September 30, 2007. This increase is primarily due to increased royalties resulting from a 1.4% increase in franchise same-store sales, increased royalties from new franchise stores opened in the current period and to an increase in franchise fees due to the increased number of franchise stores opened in the current period.

Product cost increased $6.8 million, or 11.4%, to $66.9 million for the 39 weeks ended September 30, 2008 from $60.1 million for the 39 weeks ended September 30, 2007. These costs as a percentage of restaurant revenue increased 1.5% to 32.4% for the 2008 period compared to 30.9% for the 2007 period. The increase is attributed to increased chicken and commodity costs and increased promotional discounting in the current period which was partially offset by the benefit of the menu price increases. We expect continued pressure on commodity costs in the fourth quarter and beyond, which will require us to initiate price increases to help protect our margins.

Payroll and benefit expenses increased $3.8 million, or 7.5%, to $54.5 million for the 39 weeks ended September 30, 2008 from $50.7 million for the 39 weeks ended September 30, 2007. As a percentage of restaurant revenue, these costs increased 0.3% to 26.4% in 2008 from 26.1% for the 2007 period. This increase as a percentage of restaurant revenue is primarily attributed to higher wages which is due in part to the increase in the minimum wage partially offset by the leverage from the menu price increases.

Depreciation and amortization increased $0.6 million, or 6.9%, to $9.3 million for the 39 weeks ended September 30, 2008 compared to $8.7 million for the 39 weeks ended September 30, 2007. These costs as a percentage of restaurant revenue remained the same at 4.5% for both the 2008 and 2007 periods.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $4.6 million, or 10.9%, to $46.6 million for the 39 weeks ended September 30, 2008 from $42.0 million for the 39 weeks ended September 30, 2007. These costs as a percentage of restaurant revenue increased to 22.5% for the 2008 period from 21.6% for the 2007 period. The increase in operating costs was due to a 0.4% increase in occupancy costs as a percentage of revenue, which was primarily a result of higher rent expense and a property tax adjustment in the current period. The increase was also due to a 0.4% increase in utilities as a percentage of revenue which was due to higher gas prices in the current period. The increase in restaurant other operating expense was also due in part to a 0.1% increase in credit card fees as a percentage of revenue.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased $0.3 million, or 12.4%, to $3.0 million for the 39 weeks ended September 30, 2008 from $2.7 million for the 39 weeks ended September 30, 2007. This increase was due in part to increased expenses related to the help desk for the franchisees. There is a corresponding increase in franchise income related to the help desk.

Included in general and administrative expense in the 39 weeks ended September 30, 2008 is a $10.7 million expense in the second quarter to settle the Mexico Litigation described in Note 5 to the unaudited condensed consolidated financial statements in Part I of this report. Excluding this settlement expense, general and administrative expense decreased $0.7 million, or 3.0%, to $21.3 million for the 39 weeks ended September 30, 2008 from $22.0 million for the 39 weeks ended September 30, 2007. Excluding the settlement expense, general and administrative expense as a percentage of revenue decreased 1.0% to 10.3% for the 39 weeks ended September 30, 2008 from 11.3% for the 39 weeks ended September 30, 2007. The decrease was primarily attributed to a $2.8 million loss recognized in the 2007 period from the sale of eight company restaurants that did not occur in the 2008 period. The decrease in expense was partially offset by an impairment charge in the current period of $1.2 million, which was recorded by the Company for two under-performing company-operated stores that will continue to operate and also due to an increase in legal fees expense of $1.0 million in the current period which was primarily attributed to the Mexico Litigation.

Interest expense, net of interest income, decreased $2.2 million, or 10.0%, to $19.7 million for the 39 weeks ended September 30, 2008 from $21.9 million for the 39 weeks ended September 30, 2007. Our average debt balances for the 2008 period decreased to $254.6 million compared to $260.7 million for the 2007 period and our average interest rate decreased to 9.69% for the 2008 period compared to 10.63% for the 2007 period.

Our provision for income taxes consisted of an income tax benefit of $4.1 million and income tax expense of $3.1 million for the 39-week periods ended September 30, 2008 and 2007, respectively, for an effective tax rate of 42.4% for 2008 and 32.6% for 2007.

As a result of the factors above, in particular, the $10.7 million settlement expense, we had a net loss of $6.0 million for the 39 weeks ended September 30, 2008 compared with a net loss of $2.4 million for the 39 weeks ended September 30, 2007, or (2.9)% and (1.2)% as a percentage or restaurant revenue, for the 39 weeks ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations, a $25.0 million revolving credit facility, and capital contributions from our shareholder. Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. Our indebtedness at September 30, 2008 was $246.9 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the $25.0 million revolving portion of EPL’s senior credit facility ($17.6 million at September 30, 2008) will be adequate to meet our future liquidity needs for at least the next twelve months. The current global crisis and resulting severely constrained liquidity conditions could make it more difficult for us to obtain debt financing or to refinance our existing debt, could increase the costs of borrowing, and could restrict our access to this potential source of future liquidity.

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

In the 2008 nine-month period, our capital expenditures totaled $13.2 million, consisting of $9.9 million for new restaurants, $1.3 million for capitalized repairs of existing sites, $1.0 million for costs related to remodeling our existing restaurants to comply with the federal Americans with Disabilities Act, $0.3 million for construction costs related to our new training center, and $0.7 million related to other projects. We also had cash proceeds of $1.1 million from asset dispositions in the current period. As a result, net cash used in investing activities in the current period was $12.1 million.

Cash and cash equivalents increased $5.8 million from $3.8 million at December 26, 2007 to $9.6 million at September 30, 2008. In the first nine months of 2008, we made $1.8 million in principal repayments on EPL’s term loan, and $2.5 million in payments to pay off borrowings under our revolving credit facility. In the first nine months of 2008 we did not have any borrowings under our revolving credit facility. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire additional restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

As a holding company, the stock of EPL constitutes our only material asset. Consequently, EPL conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations (consisting primarily of the $25.1 million outstanding principal amount of 2014 Notes) is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to us and currently has restrictions that limit distributions or dividends to be paid by EPL to us. Furthermore, subject to certain restrictions, EPL is permitted under the terms of EPL’s senior secured credit facilities and the indenture governing the 2013 Notes and 2014 Notes to incur additional indebtedness the terms of which may further restrict or prohibit the making of distributions, the payment of dividends or the making of loans by EPL.

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

Operating Activities. We had net cash provided by operating activities of $23.8 million for the 39 weeks ended September 30, 2008 compared with $24.3 million for the 39 weeks ended September 30, 2007. The decrease in cash provided by operating activities was related to increased notes and accounts receivable balances, changes in deferred income taxes balances, changes in gains and losses on asset disposals and the net loss partially offset by changes in other accrued expenses and liabilities and the capital contribution.

Investing Activities. We had net cash used in investing activities of $12.1 million for the 39 weeks ended September 30, 2008 compared with $14.9 million for the 39 weeks ended September 30, 2007. The decrease in cash used in investing activities of $2.8 million was related to $1.3 million in decreased expenditures, and by $8.5 million spent in the prior period for the purchase of franchise restaurants partially offset by proceeds of $8.0 million received in the prior period for the sale of eight company restaurants to franchisees.

Financing Activities. We had net cash used in financing activities of $6.0 million for the 39 weeks ended September 30, 2008 compared with $6.2 million for the 39 weeks ended September 30, 2007. The decrease of $0.2 million in cash used in financing activities in the 2008 period was primarily attributable to the capital contribution of $12.0 million that was received in the current period and a decrease in debt payments in the current period of $15.2 million partially offset by the cash used in the repurchase of the 2014 Notes and the 2013 Notes of $12.8 million, and there was also an increase in cash in the 2007 period related to a drawdown of our revolving credit facility of $14.5 million that did not recur in the current period.

Debt and Other Obligations

On November 18, 2005, EPL entered into senior secured credit facilities with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The senior secured credit facilities provide for an $104.5 million term loan and $25.0 million in revolving availability, and are due November 18, 2011. As of September 30, 2008, EPL was in compliance with all of the financial covenants contained in its senior credit facility. In March 2007 we amended the credit facility to reduce the interest rate and to modify in our favor the terms of certain restrictive covenants.

We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the life of the respective lease.

At September 30, 2008, we had $25.1 million outstanding in aggregate principal amount of 14½% senior discount Notes due 2014. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $29.3 million at maturity. Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 ½% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. On January 25, 2008, CAC made an $8.0 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of these notes at a price that approximated their accreted value.

At September 30, 2008, we had $250,000 and $119.0 million outstanding in aggregate principal amount under our 2009 Notes and 2013 Notes, respectively (see Notes 8 and 9 to our Unaudited Condensed Consolidated Financial Statements). On June 25, 2008, the Company used $2.0 million in cash from operations to repurchase a portion of the 2013 Notes at a price that approximated their accreted value. On September 5, 2008, the Company used $3.0 million in cash from operations to repurchase a portion of the 2013 Notes at a price that approximated their accreted value. As of September 30, 2008, we are restricted from incurring additional indebtedness, as EPL does not currently meet the fixed charge coverage ratio under the 2013 Notes. This restriction does not apply to the existing loan availability of $17.6 million under the revolving line of credit.

At September 30, 2008, we had outstanding letters of credit totaling $7.4 million, which served as collateral for our various workers’ compensation insurance programs.

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

As of September 30, 2008, EPL was in compliance with all of the financial covenants contained in its senior credit facility. As of such date we calculated all relevant ratios under its senior credit facility as follows:

•	EPL’s “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.11 to 1; and
•	EPL’s “leverage ratio” (as such term is defined in the senior credit agreement) was 4.95 to 1.

These two ratios were permitted to be no less than 1.0 to 1, and no greater than 5.00 to 1, respectively, as of such date.

In addition, as of September 30, 2008, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as such terms are defined in the indenture governing the 2014 Notes) at 1.21 to 1 and 7.61 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. The indenture permits us to incur indebtedness that (a) is contractually subordinated to the 2014 Notes, (b) has a maturity date after November 15, 2014, and (c) does not provide for payment of cash interest prior to November 15, 2014. The indenture also permits our “restricted subsidiaries” (as such term is defined in the indenture), including EPL, to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, and, in the case of indebtedness incurred by us, if our consolidated leverage ratio would have been equal to or less than 7.5 to 1, all as determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if such indebtedness had been incurred at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness. This restriction does not apply to borrowings available under the revolving line of credit.

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

A hypothetical 10% fluctuation in the variable interest rate on our existing debt of $49.6 million (current debt balance less $50.0 million covered by the Interest Rate Swap Agreement) as of September 30, 2008 would result in an increase in interest expense of approximately $0.2 million in a given year. We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates as of September 30, 2008 to be material.

To manage or reduce the interest rate risk, the Company periodically enters into interest rate swap transactions. The Company enters into these contracts with major financial institutions, which may minimize its risk of credit loss. The Company first began engaging in these transactions in 2002. On June 26, 2008, the Company entered into an interest rate swap agreement with an effective date of September 24, 2008 and a maturity date of June 30, 2010. The agreement is based on the notional amount of $50.0 million. Under the terms of the agreement, the Company agreed to make fixed rate payments on the notional amount on a quarterly basis at increasing interest rates ranging from 3.17% to 4.61%, in exchange for receiving payments on the notional amount at a floating rate based on the three-month LIBOR rate, on a quarterly basis. The interest rate swap agreement is intended to reduce interest rate risk associated with variable interest rate debt. At September 30, 2008, the fair value of the interest rate swap was approximately $399,000 and is included in other noncurrent liabilities on the accompanying consolidated balance sheet.

Item 4T. Controls and Procedures

Our Chief Executive Officer and Senior Vice President of Finance have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2008. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in our SEC filings and submissions is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

There have been no changes in our internal control over financial reporting that occurred during our first 39 weeks ended September 30, 2008.

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

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for restaurant sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenue. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. The lack of adequate financing could adversely affect the number and rate of new restaurant openings by our franchisees and adversely affect our future franchise revenue. Due to adverse economic and liquidity conditions, our franchisees are delaying the opening of new restaurants under existing development agreements, resulting in a reduction in the number of new franchised restaurants we expect to open in 2008 from 40 to approximately 20 restaurants. These opening delays could continue in 2009 based on economic conditions.

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

The unemployment rate in California, where we have a large number of restaurants, was 7.7% in August 2008, a significant increase from 5.5% in August 2007. Higher unemployment rates could adversely affect customer traffic.

These and other factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. For a discussion of other potential risks and uncertainties, refer to “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 26, 2007 as filed with the U.S. Securities Exchange Commission on March 24, 2008, as updated in quarterly and current reports filed with the Commission.

Item 5. Other Information.

On November 6, 2008, the Company issued a press release reporting results of operations for the third quarter ended September 30, 2008. A copy of the press release is being furnished as Exhibit 99.1 hereto and is incorporated herein by this reference. We do not intend for this exhibit to be incorporated by reference into any other filings we make with the SEC. This information is provided in this Report in response to Item 2.02, Results of Operations and Financial Condition, and Item 9.01, Financial Statements and Exhibits, of Form 8-K in lieu of filing a Form 8-K.

Item 6. Exhibits.

Exhibit
Number	Description of Documents

3.1	Amended and Restated Bylaws of EPL Intermediate, Inc. as of October 7, 2008

10.1	Chicken Acquisition Corp. 2008 Restricted Stock Plan for Directors and related Restricted Stock Award Agreement

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1	Press Release dated November 6, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPL INTERMEDIATE, INC

Date: November 7, 2008	By:	/s/ Stephen E. Carley
Stephen E. Carley
President

	By:	/s/ Joseph Stein
Joseph Stein
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Documents

3.1	Amended and Restated Bylaws of EPL Intermediate, Inc. as of October 7, 2008

10.1	Chicken Acquisition Corp. 2008 Restricted Stock Plan for Directors and related Restricted Stock Award Agreement

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1	Press Release dated November 6, 2008