Form 10-K
period 2008-12-31
EPL Intermediate, Inc.
filed 2009-03-31
CIK 1289728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
An aggregate of 100 shares of common stock of the registrant were outstanding as of March 25, 2009.

Documents Incorporated By Reference

None.

TABLE OF CONTENTS

FORM 10-K

		Page

	Forward-Looking Statements	1

	Non-GAAP Financial Measures	1

Item 1.	Business.	1

Item 1A.	Risk Factors.	8

Item 1B.	Unresolved Staff Comments.	16

Item 2.	Properties.	16

Item 3.	Legal Proceedings.	17

Item 4.	Submission of Matters to a Vote of Security Holders.	18

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	18

Item 6.	Selected Financial Data.	19

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.	33

Item 8.	Financial Statements and Supplementary Data	33

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	34

Item 9A.	Controls and Procedures.	34

Item 9B.	Other Information.	34

Item 10.	Directors and Executive Officers of the Company.	34

Item 11.	Executive Compensation	29

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51

Item 13.	Certain Relationships and Related Transactions and Director Independence	51

Item 14.	Principal Accounting Fees and Services	52

Item 15.	Exhibits, Financial Statement Schedules	53

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include the adverse impact of economic conditions on our operating results and financial condition, on our ability to comply with our debt covenants and on our ability to refinance our existing debt or to obtain additional financing; our substantial level of indebtedness; food-borne-illness incidents; negative publicity, whether or not valid; increases in the cost of chicken;  our dependence upon frequent deliveries of food and other supplies; our vulnerability to changes in consumer preferences and economic conditions; our sensitivity to events and conditions in the greater Los Angeles area, our largest market; our ability to compete successfully with other quick service and fast casual restaurants; our ability to expand into new markets; our reliance on our franchisees, who have also been adversely impacted by the economic crisis; matters relating to labor laws and the adverse impact of related litigation, including wage and hour class actions; our ability to support our expanding franchise system; our ability to renew leases at the end of their term; the impact of applicable federal, state or local government regulations; our ability to protect our name and logo and other proprietary information; and litigation we face in connection with our operations. Actual results may differ materially due to these risks and uncertainties and those discussed below. See “Item 1A. Risk Factors.”

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

PART 1

Item 1. Business.

Our Company

EPL Intermediate, Inc. (“EPLI” or “Intermediate”) through its wholly owned subsidiary El Pollo Loco, Inc. (“EPL” and collectively with EPLI, the “Company,” “we,” “us” and “our”),” is the nation’s leading restaurant specializing in flame-grilled chicken. We strive to be the consumer’s top choice for flavor by serving high-quality meals, featuring our authentic, marinated, flame-grilled chicken. Our distinct menu, inspired by the kitchens of Mexico, along with our service format and price points, serves to differentiate our unique brand. We believe that we are strategically positioned to straddle the quick service restaurant, or QSR, and fast casual segments of the restaurant industry. We offer high-quality, freshly-prepared food commonly found in fast casual restaurants while at the same time providing the value and convenience typically available at traditional QSR chains. This positioning allows us to appeal to a broad range of consumers and to achieve a balanced mix between lunch and dinner sales. Our restaurants system-wide have achieved positive annual average same-store sales growth since 2000 and system-wide same-store sales growth of 0.2%, 2.7% and 5.3% in 2008, 2007 and 2006, respectively.  Company-operated restaurants achieved same-store sales growth of 0.2%, 1.9%, and 3.7% in 2008, 2007 and 2006, respectively.

Our menu features our authentic flame-grilled chicken and includes approximately 50 items ranging in price from $1.00 to $23.99, most of which we prepare from scratch using fresh, high-quality ingredients. We serve a variety of individual and family-size chicken meals, which include flour or corn tortillas, freshly-prepared salsas and a variety of side orders. In addition, we offer a wide variety of contemporary, Mexican-inspired entrees, featuring our signature marinated, flame-grilled chicken as the central ingredient, including our specialty Pollo Bowl®, Pollo Salads, signature burritos, chicken quesadillas, chicken tortilla soup and chicken tacos. Our individual and family-size meals appeal to customers for restaurant dining or take-out during dinnertime, while our more portable entrees appeal to customers at lunchtime or on the go. Our high-quality, flavorful food has broad appeal, and as a result, the customer base of each of our restaurants typically reflects the demographics of its surrounding area.

As of December 31, 2008, our restaurant system consisted of 165 company-operated and 248 franchised restaurants located primarily in California, with additional restaurants in Arizona, Colorado, Connecticut, Georgia, Illinois, Massachusetts, Nevada, Oregon, Texas, Utah, Virginia and Washington. In 2008 we opened 9 new company-operated restaurants and 21 franchised restaurants.

Industry Overview

In 2008, according to the National Restaurant Association (“NRA”), a restaurant industry trade association, the U.S. restaurant industry, which represents about 4% of the U.S. gross domestic product, marked its first decline (-1.2%) in real sales growth since 1991.  The NRA views this as a pause, not a decline, as the industry will remain an important pillar of the U.S. economy in terms of sales growth and employment in coming years.  The reason for this perspective is that restaurant industry growth is driven by consumers’ ever expanding desire for convenience, value and socialization.  According to the USDA Economic Research Service, or ERS, dollars spent on food consumed away from home increased 46% between 1990 and 2007 in constant dollar terms.  This trend is expected to continue as the percentage of dollars spent on food away from home was 49%, almost half of all food dollars spent, in 2007.

According to the NRA, the U.S. economy is in its most challenging period since the early 1980’s, which creates challenges for the restaurant industry.  Economic conditions deteriorated rapidly in 2008, as the subprime mortgage meltdown that crippled the financial system spread throughout the economy.  By the end of 2008, in the United States, over two million jobs had been lost, the unemployment rate jumped to 7.3% and consumer confidence fell to record lows.  This sharp retrenchment in household confidence had a dramatic impact on spending.  Personal consumption expenditures fell at a 3.8% inflation-adjusted annualized rate in the third quarter of 2008, the first quarterly decline since 1991 and the largest decline in 28 years.  Disposable personal income, a key indicator of restaurant sales growth, grew only 0.8% in 2008. As a result, the restaurant industry is experiencing an increase in bankruptcies.

Food costs represent roughly 33 cents out of every dollar in restaurant sales.  Large fluctuations in food costs have a significant impact on a restaurant’s bottom line.  In 2008, wholesale food prices increased 8%, the largest jump in almost three decades.

At eating and drinking establishments, including full-service, quick service, cafeteria and snack outlets, the NRA calls for sales to increase 2.2%, or -1.3% when adjusted for menu price inflation, to $395 billion this year.  Almost all segments are expected to see declining or no growth, which will result in restaurant operators looking to refine their competitive edge in the areas of cost controls, menu pricing and marketing.

Consumer awareness of the nutritional characteristics of chicken is a major factor that we believe will continue to drive chicken consumption.  According to ERS, per capita consumption of chicken in the U.S. increased 41% from 1990 to 2007.

Business Strategy

Increase Same-Store Sales. We have a strong track record of growing our same-store sales through a balanced mix of increasing customer traffic and average check. However, the economic downturn in 2008 negatively affected the growth in same-store sales in 2008 and there is no assurance we will be able to achieve same-store sales growth in the future.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We plan to continue to drive same-store sales by:

•
Increasing Traffic. We intend to continue to focus on driving traffic and transaction volume by introducing new items that complement our product base and by promoting menu items designed to deliver value in a highly competitive marketplace. For example, in the third quarter of 2008 we introduced a new value-priced menu item, a grilled chicken tortilla roll, which is a great value at $1.99, is portable and drives snack day-parts.

•
Increasing Average Check. Our strategy to increase the average customer check includes selling add-on menu items, introducing new products with higher price points (in 2009, we may also introduce new lower price points to help stay competitive), selectively increasing prices on existing menu items and adjusting our menu board to encourage customers to select higher-priced menu items.

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

Increase Penetration of Existing Markets. We will continue to open new company-operated and franchise restaurants in our existing markets, including California, Nevada, and Arizona, although at a reduced level than in prior years due to the current economy.  We have a significant presence in the greater Los Angeles area, and we continue to believe, on a long-term basis, that a significant opportunity for new store growth remains in all of our markets. Our existing market strategy is to develop new company-operated restaurants in the greater Los Angeles area, Las Vegas, and the Central Valley of California, and to partner with experienced operators in Arizona and the other regions of California. Our extensive operational and site selection expertise in the greater Los Angeles area, Las Vegas and the Central Valley create a strong platform on which to grow our company-operated restaurant base.

In 2008 we opened 9 Company-operated restaurants and 11 franchised restaurants in existing markets. We currently plan to open approximately five new company-operated restaurants in fiscal 2009 with a moderately increasing number of restaurants in subsequent years. As of December 31, 2008, a total of 12 sites have been identified for new company-operated restaurant openings in 2009 through 2010. Historically, there is a period of time before a new El Pollo Loco restaurant achieves its targeted level of performance due to higher operating costs caused by start-up costs and other temporary inefficiencies. We have experienced delays in opening some of our restaurants and may experience delays in the future. As of December 31, 2008, we had signed franchise development agreements with 7 franchisees to open an additional 32 restaurants in our existing markets, which are scheduled to open at various dates through 2015. The adverse economic and liquidity conditions have caused some franchisees to delay the opening, or reduce the number, of new restaurants under existing development agreements. As a result of these conditions, we estimate that as few as 20 of those restaurants could open.

Develop Certain New Markets with a Combination of Company Store Growth and Experienced Local Operators. We believe that our distinct product offering and unique brand will appeal to consumers in numerous expansion markets throughout the United States. As of February 19, 2009, we were legally authorized to market franchises in 50 states. Our approach to franchising developing new markets involves the identification of an experienced, local operator, followed by a rigorous analysis of market potential before we enter into a development agreement. By partnering with experienced operators in new markets, we expect to be able to leverage local operational and real estate expertise to generate high margin royalty revenue with limited capital investment on our part. In 2008, our franchisees opened four restaurants in Atlanta, one in New England, two in Virginia, one in Washington, one in Oregon and one in Utah. As of December 31, 2008, we have signed development agreements with 15 franchisees to open an additional 116 restaurants in Illinois, the New England area, Missouri, Georgia, Utah, New York, New Jersey, North Carolina and Florida, which are scheduled to open at various dates through 2015. The adverse economic and liquidity conditions have caused some franchisees to delay the opening, or reduce the number, of new restaurants under existing development agreements.  As a result of these conditions, we estimate that as few as 25 of those restaurants could open.  In addition to franchise growth, we plan to open company stores outside of our existing markets with development in the Chicago area and certain other markets that we are currently evaluating.

Increase Our Profitability. Over the past several years we have improved our operations and implemented cost controls in an effort to increase restaurant-level profitability. However, in recent years gains in restaurant level profitability have been offset by rising commodity costs and minimum wage increases. We have identified several opportunities which we believe may increase our operational efficiency and reduce our costs, including:

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

•
Grow High Margin Franchise Revenue. Our growth strategy, which emphasizes franchise development, is expected to increase the percentage of our total revenue generated from high margin franchise royalties and is expected to increase our profitability. In response to the credit crisis, we are adjusting our growth strategy to focus on a new generation (Gen3) reduced cost restaurant that we believe will appeal to our franchisees.  The Gen3 is designed to offer the same features (with fewer seats and no salsa bar) of a typical 2,600 square foot free-standing drive-thru restaurant, at about half the cost.  The Gen3, which will range from 1,800 to 2,200 square feet, will have reduced construction costs and a shorter build-out period than our existing restaurant design.

Restaurant Operations and Products

Restaurant Operations and Management. Our management team places tremendous emphasis on executing our mission, which is to “Passionately Serve Perfect Pollo Every Time.” To help ensure that we deliver on this mission, we have 18 area leaders and three directors of operations for our company-operated stores that report to our senior vice president of operations. Each area leader typically oversees nine to ten restaurants. General Managers supervise the operations of each restaurant, and they are supported by a number of assistant managers, which varies based on the sales volume of the respective restaurant.

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

We have food safety and quality assurance programs that are designed to maintain the highest standards for food and food preparation procedures used by company-operated and franchised restaurants. We have a team of quality assurance managers that perform comprehensive restaurant audits. Quality assurance managers visit each company-operated and franchised restaurant an average of two times a year and evaluate all areas of food handling, preparation and storage. Our quality assurance team also audits our suppliers on a frequency schedule based on the potential food safety risk of each product. In 2008, there were over 1,000 quality control site visits to restaurants and 69 audits of various suppliers. We also have continuous food safety training that teaches employees to pay detailed attention to product quality at every stage of the food preparation cycle.

We maintain financial and accounting controls for each of our restaurants through the use of centralized accounting and management information systems and reporting requirements. We collect sales, credit card, gift card, menu item popularity and related information daily for each company-operated restaurant. We provide general managers with operating statements for their respective restaurants. Cash, credit card, and gift card receipts are controlled through daily deposits to local operating accounts, which are either picked-up up by armored car or deposited to our cash concentration accounts by our managers. At our support center, we use a software program to reconcile on a daily basis the sales and cash information sent electronically from our restaurants to the cash detail electronically sent by our bank.

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

Our chicken is served with flour or corn tortillas, freshly-prepared salsas and a wide variety of side orders including Spanish rice, pinto beans, coleslaw and mashed potatoes. In addition to individual and family chicken meals in quantities of 8, 10 and 12 pieces, we also serve a wide variety of contemporary Mexican entrées including specialty chicken burritos, chicken quesadillas, our specialty Pollo Bowl®, fresh Pollo Salads, chicken tortilla soup, chicken tacos and taquitos. To complement our menu items, a salsa bar in the majority of our locations features four kinds of salsa prepared daily with fresh ingredients. We also serve Fosters Freeze® brand of soft-serve ice cream products in 73 company-operated restaurants and 92 franchised restaurants.

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

Promotional/Discount Strategy. We develop promotions designed to deliver value in a highly competitive marketplace. Each year, the calendar is divided into six to seven promotional periods of approximately eight weeks each that feature new products, attractively-priced family meal offers and/or value-added promotions. Each promotional period features an advertised focus and in-restaurant components. We use internal modeling aids to assist the marketing team in developing promotions designed to deliver incremental sales at a profit.

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

Our target audience is 25 to 49 years old with a balanced gender mix. We use television advertising as the primary medium in markets where there is adequate market penetration. We use in-restaurant merchandising materials to further convey the freshness and quality of the menu. We periodically use print media to introduce new products and deliver brand communication along with purchase incentives. We implement public relations activities to carry our brand messaging into the consumer press and strengthen our ties to our customer community.

Annual advertising expenditures are approximately 4% of company-operated and franchised restaurant revenue in the Los Angeles market area and 5% of company-operated and franchised restaurant revenue in markets outside of the Los Angeles market area. Approximately 23% of total advertising is spent on Spanish-language initiatives in the Hispanic market.

Intellectual Property

We have registered El Pollo Loco®, Pollo Bowl®, The Crazy Chicken® and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and in approximately 42 foreign countries. In addition, El Pollo Loco’s logo and Web site name and address are our intellectual property. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are unsuccessful, or if any third party misappropriates or infringes on our intellectual property, either in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. Our policy is to pursue and maintain registration of our service marks and trademarks in those countries where our business strategy requires us to do so and to oppose vigorously any infringement or dilution of our service marks or trademarks in such countries

We maintain the recipe for our chicken marinade, as well as certain proprietary standards, specifications and operating procedures, as trade secrets or confidential proprietary information. We may not be able to prevent the unauthorized disclosure or use of our trade secrets or proprietary information, despite the existence of confidentiality agreements and other measures. If any of our trade secrets or proprietary information were to be disclosed to or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected.

Franchise Program

We use franchising as our strategy to accelerate new restaurant growth in certain new markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 31, 2008, there were a total of 248 franchised restaurants, operated by 60 franchisees and 2 licensees (operating at Universal Studios Theme Park in Los Angeles, California and Foxwoods Casino in Connecticut). Franchisees range in size from single restaurant operators to our largest franchisee, who currently operates 57 restaurants. We employ three franchise consultants who work with franchisees to maintain system-wide quality. These consultants assist franchisees with new site proposals, new restaurant openings, marketing programs and ongoing operations activities. To support the expected growth in franchise restaurants, we have invested in a dedicated team of franchise management professionals including a director of franchise sales, along with managers of operations, field marketing, training, real estate and purchasing.

Our standard franchise agreement gives our franchisees the right to use our trademarks, service marks, trade dress and our proprietary recipes, systems, manuals, processes and related items. We also provide our franchisees with access to training, marketing, quality control, purchasing, distribution and operations assistance. We are not obligated to and currently do not provide nor plan to provide any direct or indirect financing or financing guarantees for our franchisees. The franchisee is required to pay an initial franchise fee of $40,000 for a 20-year franchise term per restaurant and in most cases, a renewal fee for a successor franchise agreement beyond the initial term. The initial franchise fee is reduced to $30,000 for second and subsequent restaurants opened under a development agreement. The franchisee is also required to pay monthly royalty fees of 4% of net sales as well as monthly advertising fees of 4% of net sales for the Los Angeles designated market area or 5% of net sales for other markets. Our company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants. Under our franchise agreements, we are obligated to use all advertising fees collected from franchisees to purchase, develop and engage in advertising, public relations and marketing activities to promote the brand.

Our development agreements generally grant exclusive rights to a prospective franchisee, who may be an existing franchisee, to develop a specified number of restaurants in a defined territory within a specified period of time. The development agreement typically requires the opening of three or more restaurants, with the first restaurant to be opened within eighteen months after execution of the development agreement and each subsequent restaurant to be opened within twelve-month intervals thereafter. The development agreements typically outline a schedule of requirements that the prospective franchisee must meet, such as site selection and acquisition, and typically require the developer to use diligent efforts to obtain government approvals and complete construction in order to open the restaurants as scheduled. If a prospective franchisee who has been granted an exclusive territory fails to meet the schedule set forth in the development agreement, the prospective franchisee could lose its exclusive rights in the defined territory and, in certain circumstances, the development agreement and the right to open our restaurants could terminate. Under the development agreement, we collect a development fee of $10,000 per restaurant, which is applied to the initial franchise fee when the franchise agreement for a restaurant is signed or, in certain circumstances, to other amounts due from the franchisee. In some circumstances, when a prospective franchisee does not meet the development schedule and the development agreement is terminated or expires, the development fee may be forfeited.

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

We regularly inspect vendors to ensure both that the products purchased conform to our high-quality standards and that the prices offered are competitive. To support this, we have a quality assurance team that performs comprehensive supplier audits on a frequency schedule based on the potential food safety risk of each product. In 2008, the quality control team conducted 69 supplier audits. With the exception of our distributor and chicken and beverage suppliers, we normally contract for food and paper items at fixed price contracts ranging from one to two years.

In February 2005, we entered into a five-year contract with our primary beverage supplier, which provides for a marketing allowance based on gallons sold. A portion of the marketing allowance is specifically earmarked to be used to support our beverage product advertising programs. All franchisees are required to purchase beverages from approved suppliers.

Historically, we have been able to limit our exposure to chicken prices through contracts ranging in term from one to three years and through menu price increases. In March 2008 we renewed two chicken supply contracts with two of our suppliers for a term of one year at higher prices than the expiring contracts.  We also contracted with a new supplier for a one-year term. We have negotiated four new contracts for chicken at higher prices than the expiring contracts that will be effective as of March 1, 2009.  Two of the contracts have a floor and ceiling price for chicken and are for a term of two years.  The other two contracts are one year in length with fixed pricing for the term of the agreement. We implemented menu price increases in October 2008, January 2008 and December 2007 that have partially mitigated the impact of higher chicken prices on our profitability. Chicken makes up the largest part of our total product cost, approximately 13.7% of our revenue from company-operated restaurants for fiscal 2008.

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

Many states, including California, and the Federal Trade Commission require franchisors to transmit specified disclosure statements to potential franchisees when offering or modifying a franchise. Some states require us to register our franchise offering documents and file our advertising material before we may offer a franchise for sale. Our non-compliance could result in civil or criminal penalty, rescission of a franchise, and suspension of our ability to offer and sell franchises in a state. We believe that our Franchise Disclosure Document, together with any applicable state versions or addenda, complies in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising. As of February 19, 2009, we were legally authorized to market franchises in 50 states.

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

Certain of our properties may be located on sites that we know or suspect have been used by prior owners or operators as retail gas stations. Such properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. We are aware of contamination from a release of hazardous materials by a previous owner at two of our owned properties and one of our leased properties. We do not believe that we have contributed to the contamination at any of these properties. It is possible that petroleum products and other contaminants may have been released at other properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination. Although we lease most of our properties, or when we own the property we obtain certain assurances from the prior owner or often obtain indemnity agreements from third parties, we cannot assure you that we will not be liable for environmental conditions relating to our prior, existing or future restaurants or restaurant sites. If we are found liable for the costs of remediation of contamination at or emanating from any of our properties, our operating expenses would likely increase and our operating results would be materially adversely affected. As of December 31, 2008, we believe that the risk of loss is remote.

Employees

As of December 31, 2008, we had approximately 4,188 employees, of whom approximately 3,388 were hourly restaurant employees, 168 were salaried general managers engaged in managerial capacities, 486 were assistant managers and 146 were corporate and office personnel. Most of our restaurant employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of our employees are covered by a collective bargaining agreement. We believe that we generally have good relations with our employees.

Item 1A. Risk Factors.

The current economic crisis adversely impacted our business and financial results in 2008 and a prolonged recession could materially affect us in the future.

The restaurant industry is dependent upon consumer discretionary spending.  The economic crisis has reduced consumer confidence to historic lows, impacting the public’s ability and/or desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses, bankruptcies and reduced access to credit, resulting in lower levels of guest traffic and lower check averages in our restaurants.  If this difficult economic situation continues for a prolonged period of time and/or deepens in magnitude, our business, results of operations and ability to comply with our debt covenants could be materially adversely affected and may result in further deceleration of the number and timing of new restaurant openings by us and our franchisees.  Continued deterioration in customer traffic and/or a reduction in average check amounts will negatively impact our revenues and our profitability and could result in further reductions in staff levels, additional impairment charges and potential restaurant closures.  There is no assurance that the government’s stimulus plan will restore consumer confidence, stabilize the financial markets, increase credit liquidity or result in lower unemployment.

The failure to satisfy our debt covenants, and the impact of the current United States liquidity crisis, could have a material adverse effect on our financial condition.

Our ability to manage our debt is dependent on increased positive cash flow from our growth of company and franchised stores, along with associated economies of scale. The economic downturn has negatively impacted our cash flows and has decelerated our growth plans. The liquidity crisis that began in 2007 has adversely impacted global credit markets, severely constrained liquidity conditions, and could make it more difficult for us to obtain debt financing. Continuation of such constraints may increase the Company’s costs of borrowing and could restrict the Company’s access to this potential source of future liquidity. Our failure to satisfy our debt covenants, to have sufficient liquidity to repay or repurchase outstanding debt as a means to satisfy such covenants, or to refinance or amend the terms of our credit facilities to revise financial covenants would have a  material adverse effect on our financial condition.

During 2009, the maximum leverage ratio under our senior credit facility will reduce from 4.50:1 to 4.25:1 in the second and third quarters and to 3.75:1 in the fourth quarter.  As a result of the leverage ratio reductions, if the adverse conditions in the economy in general, and in California in particular, deteriorate further, and if we are unable to take certain steps that are available to us, such as reducing outstanding debt, it is possible that we may not be in compliance with the leverage ratio in 2009.  Such noncompliance would constitute an event of default under the senior credit facility. If we were to fail to satisfy our financial covenants and we were unable to negotiate a waiver or amendment of such covenants, the lenders under the credit facility could accelerate repayment of the borrowings and cross-defaults could be triggered under our outstanding bonds.

Any possible instances of food-borne illness incidents could reduce our restaurant sales.

We cannot guarantee to consumers that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food processors makes it difficult to monitor food safety compliance and may increase the risk that food-borne illness would affect multiple locations rather than single restaurants. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control, such as the peanut products contamination that occurred in early 2009 but which did not impact EPL. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-operated or franchised restaurants could negatively affect sales at all of our restaurants if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants. A number of other restaurant chains have experienced incidents related to food-borne illnesses that have had a material adverse impact on their operations, and we cannot assure you that we can avoid a similar impact upon the occurrence of a similar incident at our restaurants.

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

Our principal food product is chicken. During fiscal 2006, 2007 and 2008, the cost of chicken included in our product cost was approximately 13.2%, 13.4% and 13.7%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially adversely affect our business, operating results and financial condition. Changes in the cost of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability and greater international demand for domestic chicken products. Pilgrim’s Pride, which is the largest supplier of chicken in the United States and supplies approximately 20% of our chicken, filed for bankruptcy reorganization in late 2008. This filing has not impacted our supply of chicken, but there could be an adverse impact on the overall supply of chicken (and corresponding price increases) depending on its ability to emerge from bankruptcy.  Also, chicken suppliers have recently reduced egg sets (fertile eggs placed in incubators), which decreases the supply of chicken in the marketplace and has the effect of keeping chicken prices higher.   A major driver in the price of corn, which is the primary feed source for chicken, is the increasing demand for corn by the ethanol industry as an alternative fuel source. There have been many new ethanol plants opening in the United States, and most of these plants use corn as the primary source of grain to make ethanol. This increased demand on the nation’s corn crop has had and may continue to have an adverse impact on chicken prices. Even though corn prices have decreased from their all time highs in mid-2008, due to all the above factors, the price of chicken has not decreased.  We currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of chicken or other food and supplies, which we purchase at prevailing market or contracted prices. We seek to limit our exposure to chicken price fluctuations through contracts with suppliers ranging in term from one to three years. Although we have implemented menu price increases in the past to significantly offset the higher prices of chicken, due to competitive pressures and the declining economic environment, there is no assurance we can do so in the future. If we do implement menu price increases in the future to protect our margins, check averages and restaurant traffic could be materially adversely affected.

We rely on only one company to distribute substantially all of our products to company-operated and franchised restaurants, and on a limited number of companies as our principal chicken suppliers. Failure to receive timely deliveries of food or other supplies could result in a loss of revenue and materially and adversely impact our operations.

Our and our franchisees’ ability to maintain consistent quality menu items significantly depends upon our ability to acquire fresh food products, including the highest quality chicken and related items, from reliable sources in accordance with our specifications on a timely basis. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of poultry diseases, inclement weather or other conditions could materially adversely affect the availability, quality and cost of ingredients, which would adversely affect our business, financial condition, results of operations and cash flows. We have contracts with a limited number of suppliers of most chicken, food and other supplies for our restaurants. In addition, one company distributes substantially all of the products we receive from suppliers to company-operated and franchised restaurants. If that distributor or any supplier fails to perform as anticipated or seeks to terminate agreements with us, or if there is any disruption in any of our supply or distribution relationships for any reason, our business, financial condition, results of operations and cash flows could be materially adversely affected. For example, one of our chicken suppliers filed for bankruptcy in 2008 and the economic situation could adversely affect other suppliers.  Our inability to replace our suppliers in a short period of time on acceptable terms could increase our costs and cause shortages at our restaurants that may cause our company-operated or franchised restaurants to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we or our franchisees temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage and thereafter if our customers change their dining habits as a result.

As most of our restaurants are concentrated in the greater Los Angeles area, our business is highly sensitive to events and conditions in the greater Los Angeles area.

Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 85% of our revenue in fiscal 2007 and approximately 80% in fiscal 2008. Our business will be materially adversely affected if we experience a significant decrease in revenue from these restaurants. Adverse changes in the demographic or economic conditions or an adverse regulatory climate in the greater Los Angeles area or the state of California could have a material adverse effect on our business. As of January 2009, unemployment in California was 9.1% compared to 7.2% nationally. We believe that increases in unemployment will have a negative impact on traffic in our restaurants. Additionally, California, Nevada, and Arizona, where we have over 90% of our restaurants, are among the areas most impacted by declining home prices and increased foreclosures.  We may suffer unexpected losses resulting from natural disasters or other catastrophic events affecting these areas, such as earthquakes, fires, explosions, or other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial.

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

Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our or our franchisees’ ability to:

•	identify available and suitable restaurant sites;

•	compete for restaurant sites;

•	reach acceptable agreements regarding the lease or purchase of locations;

•	obtain or have available the financing required to acquire and operate a restaurant, including construction and opening costs;

•	timely hire, train and retain the skilled management and other employees necessary to meet staffing needs;

•	obtain, for an acceptable cost, required permits and regulatory approvals; and

•	control construction and equipment cost increases for new restaurants.

If we are unable to open new restaurants or sign new franchisees, or if restaurant openings are significantly delayed, our earnings or revenue growth could be adversely affected and our business negatively affected as we expect a portion of our growth to come from new locations.

As part of our growth strategy, we expect to enter into new geographic markets in which we have no prior operating or franchising experience through company store growth and through franchise development agreements. Since fiscal 2003, we executed development agreements for new restaurants in California, Washington, Arizona, Missouri, Illinois, Georgia, Virginia, Utah, New York, New Jersey, Oregon, North Carolina, and the six New England states. The challenges of entering new markets include: difficulties in hiring experienced personnel; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns than our existing markets.   Consumer recognition of our brand has been important in the success of company-operated and franchised restaurants in our existing markets. Any failure on our part to recognize or respond to these challenges may adversely affect the success of our new restaurants. Expanding our franchise network could require the implementation of enhanced business support systems, management information systems, financial controls as well as additional management, franchise support and financial resources. At the end of 2008, we had 16 restaurants open in new markets east of the Rockies. In 2008, three stores in these areas closed due to low sales. The 16 open stores are experiencing a wide range of sales, and a majority of them have sales volumes that are significantly less than the chain average due to lack of brand awareness in the new markets. The failure of a significant number of restaurants that open in new markets, or the failure to provide our franchisees with adequate support and resources, could materially adversely affect our business, financial condition, results of operations and cash flows.

As part of our growth strategy, we also intend to open new restaurants in areas where we have existing restaurants. Since we typically draw customers from a relatively small geographic area around each of our restaurants, the operating results and comparable restaurant sales for our restaurants could be adversely affected due to close proximity with our other restaurants and market saturation.

The current economic crisis has adversely affected our franchisees, on whom we rely to successfully develop and operate new restaurants.

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

As of December 31, 2008, we have executed development agreements that represent commitments to open 148 restaurants at various dates through 2015. These franchised restaurants will be located in California, Washington, Arizona, Missouri, Illinois, Georgia, Virginia, Utah, New York, New Jersey, Oregon, North Carolina, Florida and the six New England states. The adverse economic and liquidity conditions have caused some franchisees to delay the opening of new restaurants under existing development agreements.  As a result of these conditions, we estimate that as few as 45 of those restaurants could open. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that the franchisees we select will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. The failure of franchisees to operate franchises successfully could have a material adverse effect on us, our reputation, our brands and our ability to attract prospective franchisees and could materially adversely affect our business, financial condition, results of operations and cash flows.

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for restaurant sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenue. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. Due to the recession and associated liquidity crisis, most of our developing franchisees are having a difficult time obtaining financing for new restaurants. Additionally, some of our franchisees who have other restaurant concepts have incurred significant loss of cash flow due to declining sales in these other concepts and one has filed bankruptcy. This has had the effect of slowing development of new El Pollo Loco restaurants and we expect that many of the franchisees who have development agreements will not be able to meet the new unit opening dates required under the agreements. We expect these trends to continue at least through 2009. Also, we sublease certain restaurants to some existing California franchisees. If any such franchisees cannot meet their financial obligations under the sublease, or otherwise fail to honor or default under the terms of the sublease, we would be financially obligated under the master lease and could be materially adversely affected.

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

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, weather, fuel prices, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. In addition, inflation and increased food or energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could harm our business, financial condition, results of operations and cash flow. As discussed above and in the Industry Overview in Item 1, the economic downturn has negatively impacted the restaurant industry and our financial results. There can be no assurance that consumers will continue to regard chicken-based or Mexican-inspired food favorably or that we will be able to develop new products that appeal to consumer preferences. Our continued success depends in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

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

We have substantial debt service obligations. At December 31, 2008, our total debt was approximately $241.5 million, which represented approximately 61% of our total capitalization, and we had approximately $12.6 million of available revolving credit facility borrowings under our existing senior secured credit facilities.

Our high level of indebtedness could have significant effects on our business, such as:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;

•
requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which was approximately 121% of our operating cash flow in fiscal 2008 (including 26% of our operating cash flow, which comprised repayments of borrowings under the revolving credit facility of our existing senior secured credit facilities), which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;

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

Our senior secured credit facilities contain a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, pay dividends, create liens, make equity or debt investments, make acquisitions, engage in mergers, make capital expenditures, engage in certain transactions with affiliates, enter into sale-leaseback transactions, amend documents relating to other material indebtedness and other material documents and redeem or repurchase equity interests. In addition, our senior secured credit facilities require us to comply with a minimum interest coverage ratio test and a maximum leverage ratio test. Our ability to borrow under our revolving credit facility depends, among other things, on our compliance with these tests. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet these financial ratios and financial condition tests. We cannot assure you that we will meet these tests in the future, or that the lenders will waive any failure to meet those tests. See “The failure to satisfy our debt covenants, and the impact of the liquidity crisis, could have a material adverse effect on our financial condition” above.

Matters relating to employment and labor law, including wage and hour class action lawsuits, may adversely affect our business.

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

We are also subject to employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws in the ordinary course of business.  These claims may divert our financial and management resources that would otherwise be used to benefit our operations. In recent years a number of restaurant companies have been subject to wage and hour class action lawsuits alleging violations of federal and state labor laws.  A number of these lawsuits have resulted in the payment of substantial damages by the defendants.  We are currently a defendant in several wage and hour class action lawsuits.  Since our insurance carriers have denied coverage of these claims, a significant judgment against us could adversely affect our financial condition and adverse publicity resulting from these allegations could adversely affect our business. In an effort to mitigate these adverse consequences, we could seek to settle certain of these lawsuits.  The on-going expense of these lawsuits, and any substantial settlement payment or damage award against us, could adversely affect our business, financial condition, operating results or cash flows.  We have not recorded any reserves for any litigation in our financial statements.  See “Item 3. Legal Proceedings.”

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

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. The state of California (where most of our restaurants are located) increased the minimum wage from $6.75 per hour to $7.50 per hour effective January 1, 2007 and to $8.00 per hour effective January 1, 2008. The federal minimum wage increased from $5.85 to $6.55 per hour effective July 24, 2008 and will increase to $7.25 per hour effective July 24, 2009. We may be unable to increase our menu prices in order to pass these increased labor costs on to our guests, in which case our margins would be negatively affected.

We and our franchisees have been affected by the increasing healthcare and workers’ compensation expenses impacting businesses in most industries, including ours. To manage premium increases we have been required to self-insure through higher deductibles or otherwise. If we are exposed to material liabilities that are not insured it could materially adversely affect our financial condition, results of operations and cash flows.

We are locked into long-term and non-cancelable leases and may be unable to renew leases at the end of their terms.

Many of our restaurant leases are non-cancelable and typically have initial terms of 20 years and two or three renewal terms of five years that we may exercise at our option. Even if we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. We have obligations under leases for closed restaurants that had a net present value of $0.3 million at December 31, 2008. In addition, in connection with leases for restaurants that we will continue to operate, we may, at the end of the lease term and any renewal period for a restaurant, be unable to renew the lease without substantial additional cost, if at all. As a result, we may close or relocate the restaurant, which could subject us to construction and other costs and risks. Additionally, the revenue and profit, if any, generated at a relocated restaurant may not equal the revenue and profit generated at the existing restaurant. We maintain a reserve for restaurant closures, but there can be no assurance that this reserve will cover our actual full exposure from all restaurant closures.

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

As a holding company, we have no direct operations and substantially no assets other than ownership of 100% of the stock of EPL. EPL conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to us and currently has restrictions that limit its ability to make distributions or dividends to us. Furthermore, EPL is permitted under the terms of its senior secured credit facilities, subject to certain restrictions, to incur additional indebtedness that could severely restrict or prohibit its ability to make distributions or loans, or pay dividends to us. EPL may not have sufficient earnings or resources to pay dividends or make distributions or loans to enable us to meet our obligations. In addition, even if such earnings were sufficient, we cannot assure you that the agreements governing the current and future indebtedness of EPL will permit EPL to provide us with sufficient dividends, distributions or loans, if any, to meet our obligations.

We are controlled by affiliates of Trimaran, and their interests as equity holders may conflict with the interests of the Company’s noteholders.

Certain private equity funds affiliated with Trimaran Capital, LLC (“Trimaran”) indirectly beneficially own a majority of our equity. The Trimaran affiliates are able to control the election of a majority of our directors and the directors of our parent and subsidiary companies, the appointment of new management and the approval of any action requiring the vote of our outstanding common stock, including amendments of our certificate of incorporation, mergers or sales of substantially all our assets. The directors elected by the Trimaran affiliates are able to make decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt. The interests of our equity holders may not in all cases be aligned with the interests of our noteholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interest of our equity holders might conflict with the interests of our noteholders. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transaction might involve risks to our business and financial condition or to our noteholders.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our restaurants are either free-standing facilities, typically with drive-thru capability, or attached restaurants. The average free-standing restaurant provides seating for approximately 60 customers while the average attached restaurant provides seating for approximately 40 customers. A typical restaurant generally ranges from 2,200 to 2,600 square feet. For a majority of our company-operated restaurants, we lease land on which our restaurants are built. Our leases generally have terms of 20 years, with two or three renewal terms of five years. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, leases are “net leases” that require us to pay a pro rata share of taxes, insurance and maintenance costs. We own 18 properties and currently operate or license to franchisees the right to operate restaurants on all of these properties. All 18 of these owned properties are subject to mortgages that secure our existing senior secured credit facilities. In addition, we lease 151 properties on which we operate restaurants.

On May 18, 2007, the Company entered into a new corporate office lease. The lease commenced in October of 2007 and has a term of 10 ½ years at an annual expense for financial statement purposes of approximately $271,000.

Locations

As of December 31, 2008, we and our franchisees operated 413 restaurants as follows:

Designated Market Area	Number of Company- Operated Restaurants	Number of Franchised Restaurants		Total Number of Restaurants
Los Angeles, CA	130	140		270
San Diego, CA	—	21		21
Phoenix, AZ	—	21		21
San Francisco/San Jose, CA	—	13		13
Sacramento/Stockton/Modesto, CA	—	12		12
Las Vegas, NV	14	—		14
San Antonio, TX	6	—		6
Fresno/Merced, CA	9	1		10
Bakersfield, CA	—	5		5
Palm Springs, CA	4	1		5
Reno, NV	—	4		4
Rio Grande Valley, TX	—	2		2
Santa Barbara, CA	—	3		3
Salinas, CA	—	3		3
El Centro, CA	—	3		3
Tucson, AZ	—	1		1
Chicago, IL	1	1	*	2
Denver, CO	—	1		1
Foxwoods, CT	—	1		1
Massachusetts	—	1		1
Utah	1	1		2
Portland, OR	—	2		2
Norfolk, VA	—	2		2
Georgia	—	9		9
Total	165	248		413

* The company entered into a management agreement and assumed operations of the franchise-owned store in December 2008. Results of operations of the restaurants are included in the Company’s financial statements beginning as of the agreement date.

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

The cost of opening an El Pollo Loco restaurant varies, depending upon, among other things, the location of the site and construction required. We generally lease the land upon which we build our restaurants, operating both free-standing and attached restaurants. At times, we receive landlord development and/or rent allowances for leasehold improvements, furniture, fixtures and equipment. The standard decor and interior design of each of our restaurant concepts can be readily adapted to accommodate different types of locations.

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

Item 3. Legal Proceedings.

On or about April 16, 2004, former managers Haroldo Elias, Marco Ramirez and Javier Rivera filed a purported class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. Plaintiffs’ motion for class certification is expected to be filed in April 2009, and briefing completed and a hearing set in June 2009.  While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment

On or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against EPL in the Superior Court of the State of California, County of Los Angeles. Carlos Olvera replaced Mr. Amezcua as the named class representative on August 16, 2006. This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The court denied EPL’s motion to compel arbitration, and the Company has appealed that decision. This matter is subject to an automatic stay while it is pending before the Court of Appeal. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

On June 22, 2006, the Company filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company (Arch), seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, the Company in the EPL-Mexico v. EPL-USA trademark litigation settled in June 2008. Following a trial on the merits, the Court issued a final decision on March 2, 2009 in favor of EPL, which Arch promptly appealed.

In April 2007, Dora Santana filed a purported class action in state court in Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. Written discovery is completed on the limited issue of class certification.  The Court has ordered that plaintiffs file their motion for class certification no later than August 15, 2009.  While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

On or about October 4, 2007, Robyn James, a former General Manager, filed a lawsuit in Superior Court for the County of Los Angeles. EPL was served on January 31, 2008. Plaintiff alleges race discrimination as well as retaliation and negligent hiring and supervision. In addition to suing EPL, plaintiff has named as individual defendants, the Area Leader of the two stores where she was assigned and an Assistant Manager. Discovery is completed and we are awaiting assignment of a trial date.  While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. This lawsuit was served on the Company in early September 2008 and discovery has begun. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

On or about February 2, 2009, Sunset & Westridge, LLC, landlord of a restaurant site in St. George, Utah, filed suit against EPL in Superior Court for the County of Orange seeking declaratory relief for alleged breach of a commercial lease.  Plaintiff alleges that the Company wrongfully terminated the lease in question, citing force majeure delays as justification for missing the delivery date on the property.  While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these other actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources. A significant increase in the number of claims or an increase in amounts owing under successful claims could materially adversely affect our business, financial condition, results of operation and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is not registered under the Securities Exchange Act of 1934, as amended. There is no established public trading market for our common stock. On December 31, 2008, there was one holder of record of our common stock, El Pollo Loco Holdings, Inc.

In fiscal year 2007 and 2008, Intermediate paid no cash dividends. The indentures governing the 2013 and 2014 Notes contain covenants that, among other things, limit our ability to pay dividends on our capital stock, subject to certain exceptions. EPL is also prohibited from paying cash dividends under the terms of EPL’s senior secured credit facility, except in certain circumstances. See Notes 11, 12 and 13 to our Consolidated Financial Statements.

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

	Predecessor (1)		Successor (1)
	Fiscal Year (2)			Fiscal Years (2)
		December 30, 2004 to	November 18, 2005 to
	2004	November 17, 2005	December 28, 2005	2006	2007	2008
Income Statement Data:
(Amounts in thousands)
Restaurant revenue	$204,820	$197,267	$24,527	$242,571	$259,987	$278,343
Franchise revenue	14,216	13,661	1,742	17,317	19,038	20,587
Total operating revenue	219,036	210,928	26,269	259,888	279,025	298,930
Product cost	64,595	62,638	7,958	76,151	81,233	89,442
Payroll and benefits	55,200	50,325	6,746	61,601	67,545	73,139
Depreciation and amortization	13,894	12,743	1,203	10,333	11,947	13,007
Other operating expenses	65,979	65,340	7,958	81,281	90,074	106,304
Goodwill and intangible asset impairment	-	-	-	-	-	42,093
Operating income (loss)	19,368	19,882	2,404	30,522	28,226	(25,055)
Interest expense, net	18,025	38,726	3,385	28,813	29,167	26,003
Other expense	-	-	-	-	-	2,043
Other income	-	-	-	-	-	(1,570)
Income (loss) before income taxes	$1,343	$(18,844)	$(981)	1,709	$(941)	$(51,531)
Net income (loss)	$1,315	$(11,193)	$(588)	637	$(4,034)	$(39,481)
Supplementary Income Statement Data:
Restaurant other operating expense	$39,900	$38,153	4,623	51,039	56,138	62,861
Franchise expense	3,410	2,794	352	3,429	3,747	4,135
General and administrative expense	22,669	24,393	2,983	26,813	30,189	39,308
Total other operating expenses	$65,979	$65,340	7,958	81,281	90,074	106,304
Balance Sheet Data:
Cash and cash equivalents	$5,636		3,552	2,955	3,841	1,076
Net property (3)	64,103		71,307	75,476	83,322	85,053
Total assets	167,238		505,919	509,048	516,428	469,765
Total debt (4)	169,582		260,314	262,187	262,267	241,453
Total stockholder’s equity (deficiency)	(38,875)		171,691	172,714	172,311	156,580
Other Financial Data:
Depreciation and amortization	13,894	12,743	1,203	10,333	11,947	13,007
Capital expenditures (5)	14,849	13,270	2,891	14,022	29,105	17,455

(1)
We refer to ourselves as the Predecessor for all periods before Chicken Acquisition Corp. (CAC) acquired us on November 17, 2005 (the “Acquisition”) and as the Successor for all periods subsequent to the Acquisition.

(2)
We use a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2008, which ended December 31, 2008, was a 53-week fiscal year. Fiscal years 2004, 2005, 2006 and 2007 were 52-week fiscal years.

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

Overview

We own, operate and franchise restaurants specializing in marinated, flame-grilled chicken. Our restaurants are located principally in California, with additional restaurants in Arizona, Colorado, Connecticut, Georgia, Illinois, Massachusetts, Nevada, Oregon, Texas, Utah, Virginia and Washington. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 40 to 60 customers and offering drive-thru convenience.

Our restaurant counts at the end of each of the last three fiscal years are as follows:

	El Pollo Loco Restaurants Fiscal-Year End
	2006	2007	2008

Company-operated	151	157	165

Franchised	208	232	248

System-wide	359	389	413

During 2008, we opened 9 new company-operated restaurants and franchisees opened 21 new restaurants. During 2008 we closed one company-operated restaurant and franchisees closed five restaurants.  The Company entered into a management agreement and assumed operations of one franchisee-owned store in December 2008.

We plan to open approximately five company-operated restaurants in fiscal 2009. We believe our franchisees will open approximately 7 new restaurants in fiscal 2009. The growth in new restaurant openings has been, and is expected to continue to be, negatively impacted by the economic climate, as discussed below.  In response to the credit crisis, we are adjusting our growth strategy to focus on a new generation (Gen3) reduced cost restaurant that we believe will appeal to both single unit and multi-unit franchisees.  The Gen3 is designed to offer the same features (with fewer seats and no salsa bar) of a typical 2,600 square foot free-standing drive-thru restaurant, at about half the cost.  The Gen3, which will range from 1,800 to 2,200 square feet, will have reduced construction costs and a shorter build-out period than our existing restaurant design.

At the end of 2008, we had 16 restaurants open in new markets east of the Rockies. Additionally, three stores were closed in 2008 in these areas due to low sales. The 16 open stores are experiencing a wide range of sales volumes, and a majority of them have sales volumes that are significantly less than the chain average due to the lack of brand awareness in the new markets.

Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters the comparable restaurant base for the calculation of same-store sales the first full week after the 15-month anniversary of its opening. From 2007 to 2008, same-store sales for restaurants system-wide increased 0.2%, compared to a 2.7% increase in 2007 over 2006 and a 5.3% increase in 2006 over 2005. System-wide same-store sales include same-store sales at all company-owned stores and franchise-owned stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenues) and contribute to advertising pools based on a percentage of their sales.  Same-store sales at company-operated restaurants increased 0.2%, 1.9% and 3.7% for 2008, 2007 and 2006, respectively.

Increases in company-operated restaurant revenue are due to growth in new company-operated restaurants and to increases in same store sales, which may include price and transaction volume increases. We implemented menu price increases in October 2008, January 2008, January 2007 and January 2006. The depressed economy and increased unemployment, especially in California, negatively impacted our transaction volume and average check in 2008. Consumers are eating out less, and when they do eat out, are more sensitive to price increases and are looking for specials and promotions. This has an impact on both same-store sales and on restaurant margins. We believe 2009 will be a more challenging year than 2008 from an economic standpoint and will make it difficult to achieve same-store sales growth. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics. In California, our largest market, at January 2009, unemployment was 9.1% compared to 7.2% nationally.

Franchise revenue consists of royalties, initial franchise fees, help desk revenue and franchise rental income. Royalties average 4% of the franchisees’ net sales. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets, although at a reduced level than in previous years.   As of December 31, 2008, we had commitments to open 148 restaurants at various dates through 2015. The adverse economic and liquidity conditions have caused some franchisees to delay the opening of new restaurants under existing development agreements.  As a result of these conditions, we estimate that as few as 45 of those restaurants could open. As of February 19, 2009 we were legally authorized to market franchises in 50 states. We have entered into development agreements that usually result in area development fees being recognized as the related restaurants open. Due to the recession and associated liquidity crisis, most of our developing franchisees are having a difficult time obtaining financing for new restaurants. Additionally, some of our franchisees who have other restaurant concepts have incurred significant loss of cash flow due to declining sales in these other concepts and one developing franchisee has filed for bankruptcy. This has had the effect of slowing development of new El Pollo Loco restaurants, especially in new markets.   In addition, the economic conditions have had a negative effect on our ability to recruit and financially qualify new single-unit and developing franchisees. We expect these trends to continue at least through 2009. We expect that many of the franchisees who have development agreements will not be able to meet the new unit opening dates required under the agreements.

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

Product cost, which includes food and paper costs, is our largest single expense. Chicken accounts for the largest part of product cost, approximately 13.7% of revenue from company-owned restaurants in 2008.  These costs are subject to increase or decrease based on commodity cost changes and depend in part on the success of controls we have in place to manage product cost in the restaurants. In March 2008 we renewed two chicken supply contracts with two of our suppliers for a term of one year at higher prices than the expiring contracts.  We also contracted with a new supplier for a one-year term. We have negotiated four new contracts for chicken at higher prices than the expiring contracts that will be effective as of March 1, 2009.  Two of the contracts have a floor and ceiling price for chicken and are for a term of two years.  The other two contracts are one year with fixed pricing for the term of the agreement.  We implemented price increases in October 2008, January 2008 and January 2007 that have partially mitigated the impact of higher chicken prices on our profitability. We expect that the cost of chicken will continue to be negatively affected by the reduced supply and by the bankruptcy of the largest chicken supplier; there is no assurance that we will be able to increase menu prices in the future to offset these increased costs. Overall commodity prices increased significantly in 2007 and 2008. Aside from chicken, we have recently seen most commodity prices begin to decline from their mid-2008 highs.

Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation, including minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. The state of California (or largest market) increased the minimum wage from $6.75 per hour to $7.50 per hour effective January 1, 2007and to $8.00 per hour effective January 1, 2008. The federal minimum wage increased from $5.85 to $6.55 per hour effective July 24, 2008 and will increase to $7.25 per hour effective July 24, 2009. The Company implemented a menu price increase of approximately 2% at the beginning of 2007 and approximately 2.5% at the beginning of 2008 in order to mitigate the impact on profits of the minimum wage increase and commodity increases. There is no assurance that we will be able to increase menu prices in the future to offset these increased costs. Workers’ compensation insurance costs are subject to a number of factors, including the impact of legislation. We have seen an overall reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in 2002. This has resulted in lower workers’ compensation expense in 2008 and 2007 compared to previous years.

Depreciation and amortization expense consists primarily of depreciation of property and equipment of our restaurants and amortization of our franchise network intangible asset..

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

General and administrative expense includes all corporate and administrative functions that support existing operations and provide the infrastructure to facilitate our growth. These expenses have been impacted by litigation costs, rating agency fees, directors and officers insurance, compliance with laws relating to corporate governance and public disclosure, and audit fees. Included in general and administrative expense is a $500,000 annual fee and reimbursable expenses due Trimaran Fund Management, LLC (an affiliate of Jay Bloom and Dean Kehler, directors of the Company) and $415,000 in net fees paid to Trimaran Fund II, LLC (an affiliate of Jay Bloom, Dean Kehler and John Roth, directors of the Company) in 2008 pursuant to a Fee Agreement relating to a litigation appeal bond, which was terminated following settlement of the lawsuit in June 2008.  See “Item 11. Executive Compensation – Compensation Committee Interlocks and Insider Participation.” Since we did not achieve our budget goals in 2008, bonus expense was much lower in 2008 than in previous years, which had a favorable impact on general and administrative expenses. Since we expect a difficult economic environment to continue in 2009, in late 2008 / early 2009 we took some measures to reduce general and administrative expenses by reducing the number of corporate support employees, lowering salary increases, deferring promotions, and reducing travel and meeting costs. We do expect that litigation expenses will be high in 2009 due to the ongoing wage and hour class action lawsuits.

Our company-operated restaurant-level cash flow margins (representing restaurant-level revenue less product cost, payroll and benefits and restaurant other operating expense, which is calculated as a percentage of restaurant revenue), which were 22%, 21% and 19% for years 2006, 2007 and 2008, respectively, are influenced by many factors. Changes in same-store sales have a significant impact on restaurant-level cash flow (restaurant-level revenue less product cost, payroll and benefits, and restaurant other operating expense) due to the fixed component of certain restaurant costs that do not fluctuate as sales change. The addition of new restaurants period over period will lead to increased restaurant-level revenue and costs, and may have an impact on restaurant-level cash flow margins over time as their occupancy expense will likely be higher than stores that have been open for a number of years. We present restaurant-level cash flow margin, which is calculated as a percentage of restaurant revenue, as a further supplemental measure of the performance of our company-operated restaurants. Restaurant-level cash flow and restaurant-level cash flow margin are both financial measures that are not required by or presented in accordance with GAAP. For a discussion of our use of restaurant-level cash flow and restaurant-level cash flow margin and their limitations, see “Non-GAAP Financial Measures” on page 1 above. The following table reconciles net income (loss) to restaurant-level cash flow for years 2006, 2007 and 2008:

	Fiscal Year
	2006	2007	2008
Net income (loss)	$637	$(4,034)	$(39,481)
Provision (benefit) for income taxes	1,072	3,093	(12,050)
Interest expense, net	28,813	29,167	26,003
Other expense	-	-	2,043
Goodwill and domestic trademarks impairment	-	-	42,093
Other income	-	-	(1,570)
Depreciation and amortization	10,333	11,947	13,007
General and administrative expense	26,813	30,189	39,308
Franchise expense	3,429	3,747	4,135
Franchise revenue	(17,317)	(19,038)	(20,587)
Restaurant-level cash flow	$53,780	$55,071	$52,901

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

Litigation Reserves

We are involved in litigation in the ordinary course of our business, such as claims asserting violations of wage and hour laws in our employment practices. In preparing our financial statements we account for these contingencies pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss an interpretation of FASB Statement No. 5, which require that we accrue for losses that are both probable and reasonably estimable. Because we believe that these potential losses are not probable or estimable, we have not recorded any reserves or contingencies related to these legal matters.  In the event that the assumptions we used to evaluate these matters as neither probable nor estimable change in future periods, we may be required to record a liability for an adverse outcome, which could have a material adverse effect on our results of operations and financial position. See “Litigation Contingency” below.

Recoverability of Property and Equipment

We assess recoverability of property and equipment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property should be assessed for impairment. Such events or changes may include a significant change in the business climate in a particular market or trade area or a current-period operating or cash flow loss combined with historical loss or projected future losses. If an event occurs or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss.

We recognized non-cash impairment losses in fiscal 2008 of $1.9 million for three under-performing Company-operated stores that will continue to operate. This amount is included in other operating expenses on our consolidated statement of operations. There were no impairment losses recognized in 2007. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Our assessments of cash flows represent our best estimate as of the time of the impairment review and are consistent with our internal planning. If different cash flows had been estimated in the current period, the property and equipment balances could have been materially impacted. Factors that we must estimate when performing impairment tests include, among other items, sales volume, prices, inflation, marketing spending, and capital spending. With respect to closed restaurants, assets, if any, are reflected at their estimated net realizable value; liabilities of closed restaurants, which consist principally of lease obligations, are recognized at their contractual obligation amount, reduced by estimated future sublease income. We closed one restaurant during 2008 and recorded a reserve for the remainder of the lease obligation.

Goodwill and other Intangible Assets

Intangible assets consist primarily of goodwill and the value allocated to our trademarks and franchise network. Goodwill represents the excess of cost over fair value of net identified assets acquired in business combinations accounted for under the purchase method. Goodwill resulted principally from the Acquisition by CAC in 2005 and our acquisition by a previous shareholder in 1999 for the Predecessor periods.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and certain intangible assets with an indefinite life, including domestic trademarks. We perform an impairment test annually at our fiscal year end, or more frequently if impairment indicators arise. No impairment was recorded in 2006 and 2007. Due to the downturn in the economy and its effect on expected future cash flows, and based on an independent valuation of the Company,  in fiscal 2008, we recorded a non-cash impairment of goodwill of $24.5 million and recorded a non-cash impairment of domestic trademarks of $17.6 million in accordance with the evaluation described below.

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

  Accrued Liabilities

We self-insure a significant portion of our workers’ compensation and general liability insurance obligations.  Beginning in late 2008 we also self-insure our health insurance obligations.  The Company is responsible for workers’ compensation insurance and health insurance claims up to a specified aggregate stop loss amount. The full extent of certain claims, in many cases, may not become fully determined for several years. We therefore estimate the potential obligation for both known claims and for liabilities that have been incurred but not yet reported based upon historical data and experience and use an outside consulting firm to assist us in developing these estimates. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.

Share-Based Compensation

All of our options were granted by CAC and represent the right to purchase CAC common stock. CAC’s only material asset is our stock and CAC has no other material operations. In December 2004, the FASB issued Statement No. 123 (R), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. We adopted the provisions of FASB Statement No. 123(R) on December 29, 2005 for fiscal year 2006 using a prospective application. Under the prospective application, FASB Statement No. 123(R) applies to new awards and any awards that are modified or cancelled subsequent to the date of our adoption of FASB Statement No. 123(R). Prior periods are not revised for comparative purposes. As we used the minimum value method for pro forma disclosures under FASB Statement No. 123, the 277,608 options outstanding at December 28, 2005, will continue to be accounted for in accordance with Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, unless such options are modified, repurchased or cancelled after December 28, 2005.

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

The terms of the 171,281 options granted on December 15, 2005 (that are outstanding at December 31, 2008), provided that if an initial public offering of at least $50,000,000 occurred before November 18, 2007, one-half of the then unvested options would have become exercisable and the remaining unvested options would have been exchanged for restricted stock. In the event of a change in control at any time or an initial public offering after November 18, 2007, the options will become 100% vested. We accounted for unvested options that would have been cancelled and replaced with restricted stock upon completion of an initial public offering before and until November 18, 2007 using variable accounting, which required us to recognize expense in each reporting period based on the change in incremental value of the award at each fiscal quarter. As the Company did not undertake an initial public offering prior to November 18, 2007, the future compensation expense is calculated based on the fair market value of the underlying stock as of this date.

For the year ended December 31, 2008, we recognized compensation expense of $307,000, which caused a decrease to net income of $235,000. As of December 31, 2008, the total unamortized compensation expense related to these options was approximately $1.2 million, which will be amortized over the remaining vesting period of approximately 4.0 years, or earlier in the event of an initial public offering of our common stock or a change in control.

Beginning in 2006, pursuant to FASB Statement No. 123(R), we began to use the Black-Scholes option-pricing model to value compensation expense for share-based awards granted and developed estimates of various inputs, including, expected term of the option grants, expected volatility of CAC common stock, comparable risk-free interest rate and expected dividend rate. The forfeiture rate is based on historical rates of option grants and reduces the compensation expense recognized. The expected term of options granted is derived from the simplified method per Staff Accounting Bulletin No. 107 “SAB 107”. The comparable risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of stock options. Expected volatility is based on the stock price volatility for public companies in our industry. We do not anticipate paying any cash dividends in the foreseeable future and therefore we use an expected dividend rate of zero. Under the prospective method of FASB Statement No. 123(R), compensation expense was recognized during the years ended December 26, 2007 and December 31, 2008 for all stock-based payments granted after December 28, 2005 based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R).

The fair market value of CAC’s common stock during the fiscal year ended December 31, 2008 was determined by using a valuation prepared by an independent third party valuation firm.

Results of Operations

Our operating results for 2006, 2007 and 2008 are expressed as a percentage of restaurant revenue below:

	Fiscal Years
	2006	2007	2008
Income Statement Data:
Restaurant revenue	100.0%	100.0%	100.0%
Product cost	31.4	31.2	32.1
Payroll and benefits	25.4	26.0	26.3
Depreciation and amortization	4.3	4.6	4.7
Other operating expenses	33.5	34.6	38.2
Operating income (loss)	12.6	10.9	(9.0)
Interest expense	11.9	11.2	9.3
Income (loss) before income taxes	0.7	(0.4)	(18.5)
Net income (loss)	0.3	(1.6)	(14.2)
Supplementary Income Statement Data:
Restaurant other operating expense	21.0	21.6	22.6
Franchise expense	1.4	1.4	1.5
General and administrative expense	11.1	11.6	14.1
Total other operating expenses	33.5	34.6	38.2

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 26, 2007

Fiscal year 2008 consisted of 53 weeks, compared to 52 weeks in fiscal year 2007.  Accordingly, the extra week of operations was a factor in the 2008 increase in revenue and a majority of our operating expenses in comparison to the 2007 results of operations.

Restaurant revenue increased $18.3 million, or 7.1%, to $278.3 million for 2008 from $260.0 million from 2007. The increase in restaurant revenue was mainly due in part to $6.7 million in current year revenue from fourteen restaurants opened in 2006 and 2007, $6.9 million from ten additional company-operated restaurants in 2008, $4.5 million in revenue generated in the 53rd week of fiscal 2008, $4.3 million from three restaurants acquired from a franchisee in 2007 and sales of $1.0 million from a restaurant that was temporarily closed due to a fire in 2007, partially offset by lost sales of $5.7 million due to the sale of eight company restaurants to franchisees in 2007 and the closure of three company-operated restaurants in 2008. This increase was also due to an additional $0.6 million in restaurant revenue resulting from a 0.2% increase in company-operated same-store sales for 2008 from 2007. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s fifteen-month anniversary. The components of the company-operated comparable sales growth increase were price increases of 2.0%, 1.2%, and 0.5% in January, October, and various times throughout 2008, respectively, a transaction decrease of 1.9%, and a menu mix decrease of 1.6%. The transaction decrease reflects intense competition and a general sales softness in the QSR industry, in part due to higher gas prices, recession fears, higher unemployment and other economic factors that occurred 2008 and are expected to continue through at least 2009.

Franchise revenue increased $1.6 million, or 8.1%, to $20.6 million for 2008 from $19.0 million for 2007. This increase is primarily due to an increase in royalties resulting from a 0.2% increase in franchise same-store sales and increased store count and also to an increase of $0.3 million in franchise help desk revenue partially due to the increased number of franchise stores supported by our help desk. Franchise revenue has been, and will continue to be, negatively impacted by the economic factors described above.

Product costs increased $8.2 million, or 10.1%, to $89.4 million for 2008 from $81.2 million for 2007. This increase resulted primarily from more restaurants opened and increases in commodity costs.

Product cost as a percentage of restaurant revenue was 32.1% for 2008 compared to 31.2% for 2007. This 0.9% increase resulted primarily from increases in commodity cost, partially offset by the menu price increases taken in January and October 2008. We expect continued pressure on commodity costs in 2009. See “Inflation” below.

Payroll and benefit expenses increased $5.6 million, or 8.3%, to $73.1 million for 2008 from $67.5 million for 2007. This increase is primarily attributed to more restaurants opened, the additional week of salaries of approximately $1.1 million in 2008 since it was a 53-week year, and the increase in the California minimum wage effective January 1, 2008. Payroll expenses for restaurants outside of California will be negatively impacted in 2009 due to the increase in the federal minimum wage from $6.55 to $7.25 in July 2009. See “Inflation” below.

As a percentage of restaurant revenue, payroll and benefit expenses increased 0.3% to 26.3% for 2008 from 26.0% for 2007 for the reasons noted above.

Depreciation and amortization increased $1.1 million, or 8.9% to $13.0 million for 2008 from $11.9 million for 2007.  This increase is attributed to depreciation expense for new company-operated restaurants, capital expenditures on existing restaurants to comply with the federal Americans with Disabilities Act remodels and capitalized repairs for existing company restaurants.

Depreciation and amortization as a percentage of restaurant revenue was basically flat at 4.7% for 2008 compared to 4.6% for 2007.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $6.8 million, or 12.0%, to $62.9 million for 2008 from $56.1 million for 2007.  This increase is mainly attributed to new restaurants and the reasons noted below.

Restaurant other operating expense as a percentage of revenue increased by 1.0% to 22.6% for 2008 from 21.6% for 2007. The increase in operating costs as a percentage of revenue was due in part to an increase in occupancy costs as a percentage of revenue, which was primarily due to rent increases at existing stores and higher rents in new locations, and increased property tax expense due to increased assessments from tax audits in the current year. The increase in operating costs was also due to increased utilities expense primarily due to higher natural gas prices in the current period, an increase in credit card fees as a percentage of revenue of 0.1% attributed primarily to higher transaction fees, and increased janitorial expenses as a percentage of revenue of 0.1%.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and is to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased $0.4 million, or 10.4%, to $4.1 million for 2008 compared to $3.7 million for 2007. This increase is primarily attributed to increased help desk costs for the franchise stores partially due to the increased number of franchise stores supported by our help desk; there is a corresponding increase in franchise income for help desk revenue.

Included in general and administrative expense for the 2008 period is a $10.7 million expense to settle the Mexico Litigation described in Note 19 to the Consolidated Financial Statements in this report.  Excluding this settlement expense, general and administrative expense decreased $1.6 million, or 5.3%, to $28.6 million for 2008 from $30.2 million from 2007. The decrease in general and administrative expenses (excluding the settlement expense) was due to a $2.8 million loss recognized in the 2007 period from the sale of eight company restaurants that did not occur in the 2008 period, lower bonus expense of $1.9 million due to not achieving our budget goals in 2008 and decreased expense for outside services of $0.6 million which is attributed primarily to decreased spending on Sarbanes-Oxley compliance.  The decrease in expense was partially offset by a non-cash impairment charge in the current period of $1.9 million, which was recorded by the Company for three under-performing company-operated stores that will continue to operate and higher salaries and wages of $1.5 million due to increased headcount and an additional week of salaries of $0.3 million in 2008.

Excluding the settlement expense, general and administrative expense as a percentage of revenue was 10.3% and 11.6% for 2008 and 2007, respectively.  This decrease was attributed to the reasons noted above.

In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill and certain intangible assets with an indefinite life, including domestic trademarks. We perform an impairment test annually at our fiscal year end, or more frequently if impairment indicators arise. No impairment was recorded in 2007. Due to the downturn in the economy and its effect on expected future cash flows, and based on an independent valuation of the Company, we recorded a non-cash impairment of goodwill of $24.5 million and recorded a non-cash impairment of domestic trademarks of $17.6 million in 2008.

Interest expense, net of interest income, decreased $3.2 million, or 10.9%, to $26.0 million in 2008 from $29.2 million for 2007. Our average debt balances for 2008 decreased to $251.9 million compared to $262.2 million for 2007 and our average interest rate decreased to 9.81% for 2008 compared to 10.61% for 2007.

The Company had $2.0 million in other expense in the 2008 period related to the change in the fair value of the interest rate swap agreement.  The fixed rate that the Company agreed to pay under the swap agreement was higher than the floating rate estimated for the life of the agreement that it will receive, resulting in the expense.

The Company had $1.6 million in other income in the 2008 period attributed to a net gain on the repurchase of a portion of the 2013 and 2014 Notes.  This gain is net of the portion of the deferred finance costs associated with the notes.

Our provision for income taxes consisted of an income tax benefit of $12.1 million in 2008 compared with income tax expense of $3.1 million in 2007 for an effective tax rate of 23.38% for 2008 and (328.6%) for 2007. The 2008 period’s effective tax rate was impacted by an adjustment for the non-deductible portion of goodwill written-off, in the amount of $7.7 million, related to goodwill impairment. The 2007 period’s effective tax rate was impacted by an adjustment to recognize an interest deduction related to the EPL Intermediate Discount Notes in the amount of $0.5 million that we determined not to be subject to Applicable High Yield Discount Obligation (AHYDO) rules in Section 163(i) of the Internal Revenue Code. The effective tax rate was also impacted by an adjustment for the non-deductible portion of goodwill written-off, in the amount of $2.8 million, related to the sale of eight company restaurants.

As a result of $42.1 million in goodwill and domestic trademark impairment charges, the $10.7 million settlement expense and the other factors noted above, we had a net loss of $39.5 million for 2008 compared to a net loss of $4.0 million for 2007.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. At December 31, 2008, our total debt was $241.5 million. See “Debt and Other Obligations” below. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash (including approximately $17 million available as capital contributions from CAC) and the approximately $12.6 million that EPL had available at December 31, 2008, under the revolving portion of its senior secured credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. The current economic crisis and resulting severely constrained liquidity conditions however, could make it more difficult or costly for us to obtain debt financing or to refinance our existing debt if it becomes necessary, and could make sources of liquidity unavailable. See “Debt and Other Obligations” below.

The credit facility requires the prepayment of the term loan in an amount equal to 50% of the Excess Operating Cash Flow, if at the end of the fiscal year, the Consolidated Leverage Ratio is less than 5.0:1.0.  Excess Operating Cash Flow is defined as an amount equal to Consolidated EBITDA minus Consolidated Financial Obligations and other specific payments and adjustments.  The Excess Operating Cash Flow for 2008 was $9.8 million.  The Company will make the payment of $4.9 million in April 2009.

In December 2007, our parent company, CAC, received a capital infusion of $45.0 million. On December 26, 2007, CAC made a $3.0 million capital contribution to EPL through intermediary subsidiaries which was used for normal operating purposes and capital expenditures. On January 25, 2008, CAC made an $8 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of the outstanding 14.5% senior discount notes due 2014 (see Note 13 to our Consolidated Financial Statements) at a price that approximated their accreted value. In May of 2008, CAC made a $4.0 million capital contribution to the Company that was used for normal operating purposes.  On June 18, 2008 we settled the Mexico Litigation as described in Note 19 to our Consolidated Financial Statements.  The settlement payment of $10,722,860 was paid by CAC on behalf of EPL.  This payment is accounted for as a capital contribution by CAC to EPL.  The Company expects that CAC will make future capital contributions to the Company and EPL for general corporate purposes.

In 2008, our capital expenditures totaled $17.5 million, consisting of $11.9 million for new restaurants, $1.7 million for capitalized repairs of existing sites, $0.4 million for remodels and $3.5 million for miscellaneous capital projects. Due to a reduced number of new stores for 2009, we expect our capital expenditures for 2009 to be approximately $8.0 to $10.0 million.

Cash and cash equivalents decreased $2.7 million from $3.8 million at December 26, 2007 to $1.1 million at December 31, 2008. During 2008, we made $2.1 million in principal repayments on EPL’s term loan, $6.5 million in payments to pay off borrowings under our revolving credit facility, and $21.6 million in interest payments. The interest payments related primarily to the 2013 Notes and the term loan, $14.5 million and $6.0 million, respectively. We also used $21.5 million of cash to repurchase a portion of our 2014 and 2013 Notes.  We may in the future make additional repurchases of these Notes to help facilitate compliance with our credit facility financial covenants or to take advantage of favorable prices. There is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

As discussed in Item 3, Legal Proceedings, we are involved in various lawsuits, including wage and hour class action lawsuits.  In order to mitigate the adverse effects of these cases, such as on-going legal expense, diversion of management time, and the risk of substantial judgment against us (which could occur even if we believe we have a strong legal basis for our position), we may seek to settle these cases.  Any substantial settlement payments or damage awards against us if the cases go to trial could have a material adverse effect on our liquidity and financial results.

As a holding company, the stock of EPL constitutes our only material asset. Consequently, EPL conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to us and currently has restrictions that limit distributions or dividends to be paid by EPL to us. Furthermore, subject to certain restrictions, EPL is permitted under the terms of EPL’s senior secured credit facilities and the indenture governing the 2013 Notes and 2014 Notes to incur additional indebtedness that may severely restrict or prohibit EPL from making distributions or loans, or paying dividends to us.

Working Capital and Cash Flows

We presently have, in the past have had, and may have in the future, negative working capital balances. The working capital deficit principally is the result of our investment to build new restaurants, remodel and replace or improve equipment in company-operated restaurants, and to acquire new restaurant information systems. We do not have significant receivables or inventories and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales and franchise revenue not needed immediately to pay for food and supplies or to finance receivables or inventories typically have been used for the capital expenditures referenced above and/or debt service payments under our existing indebtedness. We expect our negative working capital balances to continue to increase, based on the continuation of the economic downturn and our plan to continue to open new restaurants.

Operating Activities. Net cash provided by operating activities increased $0.6 million to $23.7 million for 2008 compared with $23.1 million for 2007.  Excluding the goodwill and domestic trademarks impairment, the litigation settlement, the change in the fair value of the interest rate swap agreement and the change in the deferred income taxes balances, net income increased $4.5 million over the 2007 period.  Net cash provided by operating activities also increased due to changes in accrued insurance balances which was attributed to timing.  These increases were partially offset by the changes in our accounts payable balances due to timing and changes in gains and losses on asset disposals.

Investing Activities. We had net cash used in investing activities of $16.4 million for 2008 compared with $21.1 million for 2007. The decrease in cash used in investing activities of $4.7 million was related to $3.3 million in decreased expenditures, primarily attributed to lower spending on new store construction due to fewer restaurants, and by $8.4 million spent in the prior period for the purchase of franchise restaurants partially offset by proceeds of $8.0 million received in the prior period for the sale of eight company restaurants to franchisees.

Financing Activities. We had net cash used in financing activities of $10.1 million for 2008 compared with $1.2 million for 2007. The increase in cash used in financing activities in 2008 was primarily attributable to the $21.5 million used to repurchase a portion of the 2014 Notes and the 2013 Notes and $8.0 million less in borrowings under our revolving credit facility in the current period.  These increases in cash used in financing activities were partially offset by an $11.2 million decrease in debt payments in the current period and an increase in capital contributions of $9.0 million that were received in the current period.

Debt and Other Obligations

On November 18, 2005, EPL entered into senior secured credit facilities with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The senior secured credit facilities provide for an $104.5 million term loan and $25.0 million in revolving availability. In March 2007 we amended the credit facility to reduce the interest rate and to modify in our favor the terms of certain restrictive covenants. Due to the effect of the current economic downturn on our cash flows and financial results, there is no assurance that we will continue to be in compliance with our debt covenants.

As of December 31, 2008, EPL was in compliance with all of the financial covenants contained in its senior credit facility. As of such date we calculated all relevant ratios under its senior credit facility as follows:

•	EPL’s “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.17 to 1; and

•	EPL’s “leverage ratio” (as such term is defined in the senior credit agreement) was 4.37 to 1.

These two ratios were permitted to be no less than 1.0 to 1, and no greater than 4.50 to 1, respectively, as of such date. During 2009, the maximum leverage ratio under the senior credit facility will reduce to 4.25:1 in the second and third quarters and to 3.75:1 in the fourth quarter. As a result of the leverage ratio reductions, if the adverse conditions in the economy in general, and in California in particular, deteriorate further, and if we are unable to take certain steps that are available to us, such as reducing outstanding debt, it is possible that we may not be in compliance with the leverage ratio in 2009.  Such noncompliance would constitute an event of default under the senior credit facility. If we were to fail to satisfy our financial covenants and we were unable to negotiate a waiver or amendment of such covenants, the lenders under the credit facility could accelerate repayment of the borrowings and cross-defaults could be triggered under our outstanding bonds.

We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the life of the respective lease.

At December 31, 2008, we had $26.0 million outstanding in aggregate principal amount of 14½% Senior Discount Notes due 2014. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½ % per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $29.3 million at maturity. Beginning on November 15, 2009, interest will accrue on the 2014 Notes at an annual rate of 14 ½ % per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. On January 25, 2008, CAC made an $8.0 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of these notes at a price that approximated their accreted value. See Note 13 to our Consolidated Financial Statements.

As of December 31, 2008, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as defined in the indenture governing the 2014 Notes) at 1.32 to 1 and 7.23 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. The indenture permits us to incur indebtedness that (a) is contractually subordinated to the 2014 Notes, (b) has a maturity date after November 15, 2014, and (c) does not provide for payment of cash interest prior to November 15, 2014. The indenture also permits us to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2.0 to 1, and if our consolidated leverage ratio would have been equal to or less than 7.5 to 1, all as determined on a pro forma basis as if such indebtedness had been incurred at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness under the terms of the 2013 and 2014 Notes.

As of December 31, 2008, we had $250,000 and $108.2 million outstanding in aggregate principal amount under our 2009 Notes and 2013 Notes, respectively. The Company used $13.6 million of proceeds from operations to repurchase a portion of these notes in 2008.  See Notes 10 and 11 to our Consolidated Financial Statements.

The following table represents our contractual commitments (which includes expected interest expense) to make future payments pursuant to our debt and other obligations disclosed above and pursuant to our restaurant operating leases outstanding as of December 31, 2008 (amounts in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Existing Senior Secured Credit Facilities—Term Loan	$12,753	$7,679	$98,374	$—	$—	$—	$118,806
2009 Notes	273	—	—	—	—	—	273
2013 Notes	12,808	12,808	12,808	12,808	121,808	—	173,040
2014 Notes	—	4,255	17,381	4,255	4,255	20,470	50,616
Capital leases (see Note 6 to our consolidated financial statements)	948	627	457	436	417	1,615	4,500
Purchase obligations (2)	14,498	15,704	3200	—	—	—	33,402
Subtotal	41,280	41,073	132,220	17,499	126,480	22,085	380,637

Restaurant operating leases (1)	18,614	18,662	18,514	18,328	17,940	128,847	220,905
Total	$59,894	$59,735	$150,734	$35,827	$144,420	$150,932	$601,542

(1)	Does not reflect the impact of renewals of operating leases that are scheduled to expire during the periods indicated.

(2)
In determining purchase obligations for this table we used the definition set forth in the SEC Final Rule, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations , which states, “a ‘purchase obligation’ is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed minimum quantities to be purchased; fixed, minimum or variable/price provisions, and the approximate timing of the transaction.”

At December 31, 2008, we had outstanding letters of credit totaling $7.4 million, which serve as collateral for our various workers’ compensation insurance programs.

Franchisees pay a monthly advertising fee of 4% of net sales for the Los Angeles designated market area or 5% of net sales for other markets. Pursuant to our Franchise Disclosure Document, we contribute, where we have company-operated restaurants, to the advertising fund on the same basis as franchised restaurants. Under our franchise agreements, we are obligated to use all advertising fees collected from franchisees to purchase, develop and engage in advertising, public relations and marketing activities to promote the El Pollo Loco ® brand.

Litigation Contingency

As discussed in Item 3, Legal Proceedings, we are subject to employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws in the ordinary course of business.  These claims may divert our financial and management resources that would otherwise be used to benefit our operations. In recent years a number of restaurant companies have been subject to wage and hour class action lawsuits alleging violations of federal and state labor laws.  A number of these lawsuits have resulted in the payment of substantial damages by the defendants.  We are currently a defendant in several wage and hour class action lawsuits.  Since our insurance carriers have denied coverage of these claims, a significant judgment against us could adversely affect our financial condition and adverse publicity resulting from these allegations could adversely affect our business. In an effort to mitigate these adverse consequences, we could seek to settle certain of these lawsuits.  The on-going expense of these lawsuits, and any substantial settlement payment or judgment against us, could adversely affect our business, financial condition, operating results or cash flows.  We have not recorded any reserves for any litigation in our financial statements.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting FASB Statement No. 161 on its financial statements.

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

 Inflation

Over the five years prior to 2007, inflation did not significantly affect our operating results. However, the impact of inflation on labor, food and occupancy costs in 2007 and 2008 had a significant affect on our operations. In March 2007, March 2008, and March 2009 we renewed certain chicken supply contracts with terms ranging from one to two years at higher prices than the expiring contracts. In 2007 and 2008, corn prices, which are a primary feed source for chicken, increased dramatically. Corn prices have declined in the last half of 2008 and in early 2009 from its all time highs, but still remains above historical averages.  A major driver of this increase is rapidly increasing demand for corn from the ethanol industry. There have been many new ethanol plants opening in the United States, and most of these plants use corn as the primary source of grain to make ethanol. We have seen other commodity costs, including paper and plastic, decline from mid-2008 highs. However chicken prices remain high due to declining egg sets and due to the bankruptcy of Pilgrim’s Pride, a major U.S. supplier of chicken and one of our suppliers.

We pay many of our employees hourly rates related to the applicable federal or state minimum wage. The State of California increased the minimum wage from $6.75 per hour to $7.50 per hour effective January 1, 2007 and to $8.00 per hour effective January 1, 2008. The federal minimum wage increased from $5.85 to $6.55 per hour effective July 24, 2008 and will increase to $7.25 per hour effective July 24, 2009. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. Costs of construction and new store rents increased significantly in 2007 and 2008. We have begun to see an easing in both these areas due to the recession, but we cannot predict whether this recent trend will continue.

We implemented price increases in 2007 and 2008 to partially mitigate the impact of higher chicken prices and labor costs on our profitability. We believe that our current practice of maintaining operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is our most effective tool for dealing with inflation. Due to intense competition, there is no assurance we will be able to implement menu price increases in the future. If inflationary pressures require aggressive menu price increases in the future to protect our margins our restaurant traffic could be materially, adversely affected.

Off-Balance Sheet and Other Arrangements

As of December 31, 2008 and December 26, 2007, we had approximately $7.4 million and $14.0 million of borrowing capacity on the revolving portion of our senior credit facility pledged as collateral to secure outstanding letters of credit.

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

A hypothetical 10% fluctuation in the variable interest rate on our existing debt of $54.4 million (current debt balance including revolver less $50.0 million covered by an interest rate swap agreement) as of December 31, 2008 would result in an increase in interest expense of approximately $0.5 million in a given year. We do not consider the change in the fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates as of December 31, 2008 to be material.

To manage or reduce the interest rate risk, the Company may periodically enter into interest rate swap transactions. The Company enters into these contracts with major financial institutions, which may minimize its risk of credit loss. On June 26, 2008, the Company entered into an interest rate swap agreement with an effective date of September 24, 2008 and a maturity date of June 30, 2010. The agreement is based on the notional amount of $50.0 million. Under the terms of the agreement, the Company agreed to make fixed rate payments on the notional amount on a quarterly basis at increasing interest rates ranging from 3.17% to 4.61%, in exchange for receiving payments on the notional amount at a floating rate based on the three-month LIBOR rate, on a quarterly basis. The interest rate swap agreement is intended to reduce interest rate risk associated with variable interest rate debt. At December 31, 2008, the fair value of the interest rate swap was approximately $2.0 million and is included in other noncurrent liabilities on the accompanying consolidated balance sheet.  The fixed interest rate that the Company agreed to pay was higher than the floating rate estimated for the life of the agreement that it will receive, resulting in a $2.0 million liability. The amount of the liability will increase or decrease over the term of the swap agreement based on increases or decreases to the Libor rate.

We purchase food and other commodities for use in our operations based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  To manage this risk in part, we attempt to enter into fixed price or floor/ceiling purchase commitments, with terms typically of one to two years, for our chicken requirements.  Substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk.  In addition, we have the ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases.   We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements, including the Independent Registered Public Accounting Firm’s Report thereon, are listed under Item 15(a) and filed as part of this Annual Report on Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Our Chief Executive Officer and Senior Vice President of Finance have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2008. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in our SEC filings and submissions is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

There have been no changes in our internal control over financial reporting that occurred during our year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting immediately precedes the Report of Independent Registered Public Accounting Firm.

Item 9B. Other Information.

On March 30, 2009, the Company issued a press release reporting results of operations for the fourth quarter and year ended December 31, 2008. A copy of the press release is being furnished as Exhibit 99 hereto and is incorporated herein by this reference. We do not intend for this exhibit to be incorporated by reference into any other filings we make with the SEC. This information is provided in this report in response to Item 2.02, Results of Operations and Financial Condition, and Item 9.01, Financial Statements and Exhibits, of Form 8-K in lieu of filing a Form 8-K.

In March 2009, EPL executed chicken supply contracts with Koch Foods, Inc., Tyson Foods, Simmons Prepared Foods, Inc.and Pilgrim's Pride Corporation.  The agreements provide for prices and minimum quantities of chicken that EPL must purchase from each supplier.  Each agreement is effective March 1, 2009 and extends for one year, in the case of Koch and Tyson, or two years, in the case of Simmons and Pilgrim's.  This information is provided in this report in response to Item 1.01 of Form 8-K in lieu of filing a Form 8-K.

PART III

Item 10. Directors and Executive Officers of the Company.

The following table sets forth certain information regarding our board of directors and executive officers:

Name	Age (1)	Position
Stephen E. Carley	56	President, Chief Executive Officer and Director
Karen B. Eadon	55	Senior Vice President of Marketing and Chief Marketing Officer
Joseph N. Stein	48	Senior Vice President of Strategy and Innovation
Gary Campanaro	48	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Jeanne A. Scott	61	Senior Vice President of Human Resources and Training and Assistant Secretary
Jerry Lovejoy	55	Senior Vice President, General Counsel and Secretary
Stephen J. Sather	61	Senior Vice President of Operations
Douglas K. Ammerman (2)	57	Director
Jay R. Bloom	53	Director
Andrew R. Heyer (3)	51	Director
Dean C. Kehler (2)	52	Director
Dennis Lombardi (2)(3)	61	Director
Alberto Robaina	44	Director
John M. Roth (3)	50	Director
Griffin Whitney	33	Director
Peter A. Bassi	59	Director
Steven Shulman	67	Director

(1)	As of March 1, 2009.
(2)	Member of Audit Committee.
(3)	Member of Compensation Committee.

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

Joseph N. Stein was appointed Senior Vice President of Strategy and Innovation in January 2009.  He previously served as our Senior Vice President of Finance and Chief Financial Officer since February 2007 and he held those positions at EPL since January 2006. Mr. Stein served as Vice President of Finance and Chief Financial Officer of EPL from April 2002 to January 2006 and as our Treasurer and Vice President since 2002 and 2004, respectively. From April 1999 to April 2002, Mr. Stein served as Vice President and Chief Strategic and Financial Officer for Rubio’s Restaurants, Inc. From January 1997 to April 1999, he served as Executive Vice President and Chief Administrative Officer for Checkers Drive-In Restaurants, Inc.

Gary Campanaro was appointed Senior Vice President of Finance, Chief Financial Officer and Treasurer of the Company in January 2009.  Mr. Campanaro is a Certified Public Accountant who served as Chief Financial Officer and Secretary of Claim Jumper Restaurants Holdings Corp. from 2006 until joining the Company.  He served as Chief Financial Officer and Secretary of The Keith Companies, Inc., a civil engineering firm, from 1998 to 2005, and he held executive positions at CB Richard Ellis, a real estate company, from 1992 to 1998, and at CKE Restaurants, Inc. from 1988 to 1992.

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

Dean C. Kehler was elected a director of the Company in February 2007 and has served as a director of EPL since November 2005. He has been a Managing Partner of Trimaran Capital, L.L.C. since 2000 and a member of the Investment Committee of Trimaran Advisors, L.L.C. From 1995 to 2006, Mr. Kehler served as vice chairman of CIBC World Markets Corp. and as co-head of the CIBC Argosy Merchant Banking Funds (Fund I). Prior thereto, Mr. Kehler was a founder and Managing Director of The Argosy Group L.P. Mr. Kehler currently serves on the Boards of Directors of Inviva, Inc., Urban Brands, Inc., Charlie Brown’s Acquisition Corp. and Jefferson National Financial Corp.

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

John M. Roth was elected a director in December 2007. Mr. Roth joined Freeman Spogli & Co., a private equity investment firm, in 1988 and became a general partner in 1993. From 1984 to 1988, Mr. Roth was employed by Kidder, Peabody & Co. Incorporated in the Mergers and Acquisitions Group. Mr. Roth also serves on the board of directors of hhgregg, Inc., a retailer of video products and appliances.

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

Peter A. Bassi was elected a director of the Company in October 2008.  Mr. Bassi retired in 2005 after more than 30 years at Yum! Brands, Inc. (which operates KFC, Pizza Hut and Taco Bell restaurants) and PepsiCo, where he most recently served as Chairman and President of Yum Restaurants International.

Steven Shulman was elected a director of the Company in October 2008. For over 20 years, Mr. Shulman has been the managing director of Hampton Group, a company engaged in the business of making private investments. Mr. Shulman serves as a director of Ark Restaurants Corp. and various private companies.  Mr. Shulman also serves as Vice Chairman of the Board of Trustees of Stevens Institute of Technology.

Directors serve until the next annual meeting of stockholders or until their successors are elected. Officers serve at the pleasure of the Board of Directors.

Audit Committee Financial Expert

Our Board of Directors has determined that Douglas K. Ammerman qualifies as an “audit committee financial expert” as defined in the SEC’s rules and that Mr. Ammerman is independent under the applicable rules of The Nasdaq Stock Market. See “Item 13. Certain Relationships and Related Transactions and Director Independence - Director Independence.”

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

Throughout this discussion, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during 2008 and the other individuals included in the Summary Compensation Table below are referred to as the “Named Executive Officers.”

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

In connection with the Acquisition by CAC in November 2005, we entered into employment agreements with our executive officers and CAC entered into other agreements with the executive officers that established the basic parameters of our compensation program. These agreements were negotiated with, and approved by, the LLC. We have also entered into similar agreements with persons who have become executive officers after the Acquisition. The employment agreements, which are described below under “Employment Agreements,” provide for the salary, annual bonus, benefits and payments upon termination of employment described below. CAC maintains a Stock Option Plan pursuant to which it grants options to purchase CAC common stock to our executive officers and other senior management. In connection with the Acquisition, as a condition to permitting our officers and other employees to exchange their existing Company shares and stock options for shares and stock options of CAC, CAC required such officers and employees to become parties to a Stockholders Agreement with the LLC. All persons who acquire shares or options to purchase shares of CAC are required to become parties to the Stockholders Agreement. The Stockholders Agreement provides for the put and call rights described below under “Payments Upon Termination or Change in Control.” This Agreement also generally imposes restrictions on the ability of the parties to transfer any shares of CAC stock held by them and contains other provisions governing their rights as stockholders of CAC. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Compensation Components

Executive compensation consists of the following components:

Base Salary. The Company provides Named Executive Officers with base salary to compensate them for services rendered during the fiscal year. The base salaries for our executives set forth in their respective employment agreements were initially established based on their experience and responsibilities, the Company’s salary structure and negotiations. Salary adjustments are typically considered annually as part of the Company’s annual performance review process as well as upon a promotion or other change in job responsibility. Each year, in connection with its approval of the annual operating plan, the Board of Directors approves annual merit increase pools for various categories of Company employees based on a percentage of the aggregate current salaries of employees in each category. These percentages, which take into account cost of living factors in Orange County, California, are determined in conjunction with the preparation of the annual operating plan and are influenced by other costs and their impact on budgeted EBITDA. For 2008, the Board approved merit salary increases averaging 3.5% for Support Center employees, consisting of approximately 137 management and administrative personnel, including executive officers but excluding Mr. Carley.

Annual salary increases for executive officers are approved by the Compensation Committee based on recommendations from the Chief Executive Officer and his assessment of the individual’s performance during the prior year. All Company Support Center employees, including executive officers, are annually evaluated on the following basis: (i) the employee’s achievement of performance accountabilities and goals (which vary depending upon the individual employee’s area of responsibility, e.g., operations, marketing, development, human resources, finance, etc.) which are set jointly by the employee and his supervisor in the prior year, and (ii) the employee’s demonstration of certain “Good to Great” behaviors (based on the principles outlined in Jim Collins' book Good to Great ), such as sound decision-making, collaboration and teamwork, customer orientation, execution and initiative, and integrity and trust. The employee’s performance accountabilities and Good to Great behaviors are weighted approximately 50/50 in determining an overall performance rating. We believe that this balance promotes our policy of tying compensation to both short-term performance goals and organizational behaviors that build long-term value. The Compensation Committee reviews the performance of the Chief Executive Officer on an annual basis using the same performance review documents and principles as used for the other executive officers.

Based on the executive’s performance review ratings and other factors, such as relative position, responsibilities and tenure, the Chief Executive Officer, in consultation with the Compensation Committee members, recommends specific salary increases for all executive officers, including himself. In arriving at the salary increases for executive officers in 2008, the Committee gave substantial weight to Mr. Carley’s recommendations and also reviewed data contained in a 2007 Chain Restaurant Compensation Survey prepared by the Hay Group as a market check (the Company does not benchmark its compensation).  Based on the foregoing, the Committee approved salary increases for executive officers (excluding the Chief Executive Officer) ranging from 2% to 4%. In the case of Mr. Carley, the Committee approved a salary increase of 28.4% from $369,910 to $475,000. The members of the Compensation Committee made their decision primarily based on the compensation survey data.  Although Mr. Carley received a 3% salary increase in 2007, his previous salary increase was in 2005.  Salary adjustments are effective the first day of the second fiscal quarter of each year.

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

Depending on the achievement of budgeted EBITDA, the annual bonus for executive officers ranges from 25% to 150% of the target bonus, and no bonus is paid if actual adjusted EBITDA for the year is less than 90% of budgeted EBITDA. The bonus calculation for executive officers is scaled to decline at a significantly greater rate if actual adjusted EBITDA is less than budgeted EBITDA, compared to the increase if actual adjusted EBITDA exceeds budgeted EBITDA. For example, if actual adjusted EBITDA equals 95% of budgeted EBITDA, the bonus is equal to 62.5% of target bonus, whereas if actual adjusted EBITDA equals 110% of budgeted EBITDA, the bonus equals 120% of target bonus. This scaling is designed to reward executive officers only if the Company substantially achieves or exceeds its annual plan for budgeted EBITDA. The Named Executive Officers did not earn a bonus in 2008. Information regarding the 2008 bonus opportunities for our Named Executive Officers is set forth under “Grants of Plan Based Awards in Fiscal 2008.”

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

Each year, management prepares a five-year development plan and annual operating plan for the upcoming fiscal year which reflects management’s and the LLC’s objectives for return on assets, growth and capital spending. These plans are reviewed and approved by the Board of Directors. Budgeted EBITDA is derived from the annual operating plan using the definition of adjusted EBITDA above. In each of the following years, annual bonus payouts to executive officers where the following percentages of target bonus: 2008 – 0%, 2007 - 63%; 2006 - 70%; 2005 - 105%; and 2004 - 101%. In the last five years, the Company achieved or exceeded budgeted EBITDA in 2005 and 2004.

Discretionary Bonuses. In addition to the annual bonus provided for in the employment agreements, we may also, from time to time, decide to award discretionary bonuses to executives upon the occurrence of extraordinary events, such as a significant financing, acquisition or sale. No discretionary bonuses were awarded in 2008.

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

Our historical practice has been for CAC to grant non-qualified stock options to purchase CAC common stock to an eligible employee either upon hire or upon promotion to a minimum management level in the Company. Newly hired or promoted director-level or above employees typically receive their award at the first scheduled board meeting following their hire or promotion date. We do not have a program for the periodic grant of stock options to our employees. In addition, persons who were officers at the time of the Acquisition were granted stock options shortly thereafter by CAC in December 2005.. In connection with the Acquisition, the LLC and our Chief Executive Officer established an initial option pool and allocated option grants among the executive officers based on their positions and responsibilities in the Company. Thereafter, option awards have been determined by the Compensation Committee, in its discretion, taking into account the number of options previously granted to other officers. Stock options are granted with an exercise price equal to the fair market value of CAC stock based on an independent valuation as described in Item 7 of this Report.

Our stock options are both “performance-based” and “time-based” awards. For the first five years after the grant of an option, options vest 20% per year upon the achievement of annual or cumulative budgeted EBITDA goals to motivate management to achieve our financial goals. Because budgeted EBITDA was not achieved in 2008, none of the options vested in 2008. However, even if the financial goals are not achieved, options vest 100% after seven years to encourage and reward loyalty and long-term commitment to the Company. We also provide for accelerated vesting upon an initial public offering of at least $50 million or a change in control of CAC because these events result in the creation of shareholder value and we want to motivate our officers to achieve these goals by permitting them to participate in the increased shareholder value which results.

Other Compensation. The Company provides named executive officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Named Executive Officers are provided automobile expense allowances, auto fuel and maintenance costs, supplemental ExecuCare health insurance and payment of other health insurance premiums. Due to the significant amount of travel by our Chief Executive Officer to visit restaurants throughout the country, Mr. Carley is entitled to the use of a leased automobile and he receives an annual travel stipend of up to $10,000 for personal expenses incurred by Mr. Carley and his spouse. We intend to continue to maintain these modest executive benefits and perquisites for officers; however, subject to the terms of employment agreements, the Compensation Committee in its discretion may revise, amend or add to the officers’ executive benefits and perquisites if it deems it advisable.

We maintain a 401(k) Plan for our employees, including our Named Executive Officers, because we wish to encourage our employees to save some percentage of their cash compensation, through voluntary deferrals, for their eventual retirement. The 401(k) Plan permits employees to contribute up to 25% of their qualified compensation and we match 100% of the first 3% of the employees’ contribution and 50% of the next 2% of their contribution. The Company’s matching contribution immediately vests 100%.

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

Pursuant to their employment agreements, we provide severance payments to our executive officers only if their employment is terminated by the Company without cause or by the officer for good reason. The aggregate amount of an executive’s severance is subject to reduction by the amounts of any other cash severance or termination benefits payable to him under any other plans, programs or arrangements of the Company or its affiliates. There are currently no other formal severance or termination benefits plans or arrangements in place. Executive officers other than the Chief Executive Officer receive continued salary for twelve months and a pro rata portion of their bonus. The severance benefits reflect the fact that it may be difficult for executive officers to find comparable employment within a short period of time. In addition, except in the case of severance payments to our Chief Executive Officer, the Company receives a benefit from the payments since they are linked to the officer’s compliance with the non-competition, non-solicitation and confidentiality covenants contained in their employment agreements. Stephen Carley’s employment agreement provides for a lump sum severance payment equal to two times his base salary on the date of termination and two times the average of his annual bonus in the two completed fiscal years prior to the date of termination. The difference in Mr. Carley’s severance package and method of payment compared to the other executives is due to his previous executive experience and his negotiations with the LLC.

In the event of the death or disability of an executive, to acknowledge such person’s contribution to the Company’s performance, the executive is entitled to a pro rata bonus based on the timing of such event during the year.

The Stockholders Agreement provides that in the event of a termination without cause or for good reason, a Named Executive Officer has the right (“put right”) to require CAC to purchase all of his shares of CAC stock (including shares underlying vested options) at their fair market value as determined by the board of CAC. Upon the officer’s termination for any reason, CAC has the right (“call right”) to purchase all of the officer’s CAC stock (including shares underlying vested options) at (i) the lower of cost or fair market value if termination is for cause or without good reason, or (ii) fair market value if termination is for any other reason. CAC and the Company are privately owned and there is no public market for CAC stock. The principal purpose of CAC’s call right is to enable it to keep CAC shares closely held and out of the hands of former employees who may become employed by competitors that have interests adverse to the Company. The ability to repurchase these shares also enables CAC to issue shares or options to new management personnel without further dilution to its stockholders. Because there is no public market for the CAC stock, the officers’ put right enables the officers to liquidate their interest in CAC when they leave the Company and to realize on any gains resulting from an appreciation in the value of CAC shares during their tenure as officers.

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

Compensation Committee:
John M. Roth
Andrew R. Heyer
Dennis Lombardi

Summary Compensation Table

The following table provides compensation information for years 2006, 2007 and 2008 with respect to our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers (the “Named Executive Officers”).

				Non-Equity
			Option	Incentive Plan	All Other
			Awards	Compensation	Compensation
		Salary	($)	($)	($)	Total ($)
Name and Principal Position	Year	($)	(a)	(b)	(c)	(d)

Stephen E. Carley, President and Chief Executive Officer	2008 2007	446,707 367,009	287,657 287,657	0 234.281	68,141 57,600	802,505 949,656
	2006	359,136	287,657	251,884	61,456	960,133

Joseph N. Stein, Senior Vice President Finance and	2008 2007	259,073 249,109	95,886 95,866	0 119,567	29,237 27,438	384,196 493,567
Chief Financial Officer	2006	242,034	95,866	127,314	25,392	490,606

Karen B. Eadon,
Senior Vice President, Marketing	2008 2007	268,105 262,171	95,886 95,866	0 125,518	44,692 30,390	408,683 515,611
	2006	256,547	95,866	134,949	36,277	523,639

Brian Berkhausen, (e) Senior Vice President, Development	2008 2007	246,308 241,478	76,708 76,708	0 115,313	37,229 29,477	360,245 464,507
	2006	237,049	76,708	125,193	33,177	472,127

Stephen J. Sather, Senior Vice President, Operations (e)	2008 2007	238,524 229,933	112,446 110,627	0 110,083	33,906 34,298	384,876 486,402
	2006	214,615	106,080	114,787	23,364	458,846

(a)
These options represent the right to purchase common stock of CAC. The amounts in this column represent the compensation expense relating to stock options recognized in the applicable fiscal year for financial statement reporting purposes, with certain adjustments prescribed by the SEC’s rules. These amounts do not correspond to the actual amounts that may be recognized upon exercise of the options. The assumptions used in these calculations, excluding the estimated forfeiture rate, are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies -Share-Based Compensation” and
 Note 18 to our Consolidated Financial Statements.

(b)
These amounts represent performance bonuses earned in the applicable fiscal year. For a description of the terms of the bonuses, see “Compensation
 Discussion and Analysis” and the table “Grants of Plan-Based Awards in Fiscal 2008.”

(c)
For 2008, these amounts represent (i) premiums for medical, dental, vision and long-term care insurance paid by the Company that exceed the level of premiums the Company pays for its other employees; (ii) reimbursements under a supplemental health insurance plan; (iii) Company contributions to its 401(k) Plan ($13,628 for Mr. Carley and $10,363 for Mr. Stein); (iv) auto allowance and auto lease payments (a total of $26,096 for Mr. Carley; (v) auto fuel and maintenance costs; and (vi) personal expenses in connection with business travel. We have stated the full cost of these perquisites to the Company since we do not obtain the information necessary to calculate the percentage of these costs that represents a personal benefit to each individual.

(d)
 The salaries of the Named Executive Officers as a percentage of their respective total compensation ranged from 56% for
 Mr. Carley to between approximately 61% and 69% for the other Named Executive Officers, reflecting the higher portion of Mr. Carley’s compensation that is incentive-based, represented by the compensation value for financial reporting purposes of his stock option grants.

(e)	Mr. Berkhausen ceased to be employed by the Company in February 2009.

Grants of Plan-Based Awards in Fiscal 2008

During 2008, the Named Executive Officers were entitled to bonuses in accordance with the terms of their respective employment agreements. These bonuses are described in the following table as “non-equity incentive plan awards.” The following table describes the estimated potential future payouts under these awards in 2008; however, no payouts were actually made in 2008 because the performance target was not achieved.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Stephen E. Carley	2/06/08	118,750	475,000	712,500
Joseph N. Stein	2/06/08	65,446	196,338	392,676
Karen B. Eadon	2/06/08	67,382	202,146	404,292
Brian Berkhausen	2/06/08	61,904	185,711	371,423
Stephen J. Sather	2/06/08	60,255	180,765	361,530

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

Employment Agreements

EPL has employment agreements with each Named Executive Officer.

Term . Mr. Carley’s employment agreement is dated September 27, 2005 and has a three-year term. Commencing on January 1, 2007, and each January 1 thereafter, Mr. Carley’s employment term is automatically extended for an additional year unless either party gives 60 days prior notice of its intention not to extend the term. As a result of the timing of these extensions, the term of Mr. Carley’s employment is a rolling three-year period which currently expires November 18, 2011.  The term of the other Named Executive Officers’ employment agreements expires on November 18, 2009 with respect to Mr. Stein, and on December 31, 2009 with respect to the other Named Executive Officers. Each of the employment agreements (other than Mr. Carley’s) has an automatic one-year renewal unless either party provides termination notice at least 60 days prior to the end of the then applicable term.

Base Salary. Each agreement provides for a base annual salary that may be increased at the sole discretion of the board of directors.

Bonus. Contingent on our meeting certain financial goals, the target bonus for each Named Executive Officer is 75% of the officer’s salary, except for Mr. Carley, whose target bonus is 100% of his salary. The terms of the bonus are described in the table “Grants of Plan - Based Awards in Fiscal 2008” above.

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

CAC Stock Option Plan

All of our stock options are granted by CAC pursuant to its 2005 Stock Option Plan and represent the right to purchase CAC common stock. All options granted pursuant to the plan are intended to be non-qualified stock options under the Internal Revenue Code of 1986. Of the 307,556 options outstanding at December 31, 2008, 79,650 fully vested options were granted in connection with the Acquisition by CAC in November 2005 in exchange for previously outstanding options to purchase common stock of EPL Holdings, Inc. which were fully vested. Subsequent to the Acquisition through December 31, 2008, an aggregate of 227,906 options have been granted. Such options vest upon the achievement of certain performance-based and time-based conditions as described in footnote (b) to the table “Outstanding Equity Awards at Fiscal Year-End 2008” below. The options terminate upon the optionee’s termination of service with the Company subject to the optionee’s right to exercise the vested portion of the option for a period of three to nine months after termination, depending on the cause of termination; provided, however, that if an optionee is terminated by the Company for cause, his options are forfeited. The options are subject to accelerated vesting in the event of an initial public offering of at least $50,000,000 or a change in control of CAC, as described under “Potential Payments Upon Termination or Change in Control.” Upon the payment of a dividend with respect to CAC common stock, the optionee is entitled to receive the economic equivalent of such dividend as if all his options had been exercised prior to payment of the dividend. The compensation committee of CAC, which is responsible for administering the option plan, has the right to waive any conditions or rights under, or amend any terms of, outstanding options, including the exercise price, vesting provisions and term. Options are not transferable except with the prior consent of the CAC compensation committee.

Outstanding Equity Awards at Fiscal Year-End 2008

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (a)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (b)	Option Exercise Price ($)	Option Expiration Date
Stephen E. Carley	22,845		7.56	4/9/2011

		66,741	86.43	12/14/2016

Joseph N. Stein	10,158		9.68	4/9/2012

		22,247	86.43	12/14/2016

Karen B. Eadon	15,356		11.03	10/12/2012

		22,247	86.43	12/14/2016

Brian Berkhausen	8,977		2.98	12/28/2009

		17,778	86.43	12/14/2016

Steve J. Sather	-0-	17,778	86.43	12/14/2016

(a)
These options were initially granted by our parent company prior to the Acquisition by CAC on November 18, 2005 and were fully vested as of the date of the Acquisition. These options were exchanged for CAC options in connection with the Acquisition.

(b)	These options vest in the following ways:

•
These options will vest 20% per year over the five years following the grant date if the Company achieves its budgeted
 EBITDA target. If the options do not vest in a specific year, they will vest on cumulative basis if cumulative budged EBITDA is achieved. See footnote (a) to “Grants of Plan-Based Awards in Fiscal 2008” for an explanation of budgeted EBITDA.
 None of these options vested in 2008.

•	Even if the performance targets are not met, these options will vest in full seven years after the grant date as long as the employee is still with the Company.

•	100% of the options will vest upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC.

Potential Payments Upon
Termination or Change in Control

The Company has entered into employment agreements and maintains certain plans and arrangements that require certain payments to the Named Executive Officers in the event of a termination of employment with EPL or a change in control of CAC. The potential amounts payable to each Named Executive Officer in each situation are listed in the table below. These amounts do not include any payments or benefits to which the officer is entitled irrespective of a termination or change in control, such as accrued unpaid salary or employee benefits. The amounts payable are calculated based on the assumptions that the event which triggered the payments took place on December 31, 2008 (our fiscal year end), that the employee was employed during the entire fiscal year and received the compensation set forth in the Summary Compensation Table, and, where applicable, that the per share price of CAC’s common stock on that date was $70.05. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Share-Based Compensation” for a description of the manner in which we determine the fair market value of CAC common stock.

Type of Payment/Recipient	Termination by EPL for “Cause” or by Officer Without “Good Reason” $		Termination Due to Death or “Disability” $		Termination by EPL Without “Cause” or by Officer For “Good Reason” $		“Change in Control” $
Base Salary
Stephen E. Carley	0		0		950,000	(1)	N/A
Joseph N. Stein	0		0		261,784	(2)	N/A
Karen B. Eadon	0		0		269,528	(2)	N/A
Brian Berkhausen	0		0		247,615	(2)	N/A
Stephen J. Sather	0		0		241,020	(2)	N/A
Bonus
Stephen E. Carley	0		0	(3)	486,164	(3)(4)	N/A
Joseph N. Stein	0		0	(3)	0	(3)	N/A
Karen B. Eadon	0		0	(3)	0	(3)	N/A
Brian Berkhausen	0		0	(3)	0	(3)	N/A
Stephen J. Sather	0		0	(3)	0	(3)	N/A
Gain on Sale of CAC Stock (5)
Stephen E. Carley	0		1,427,584		1,427,584		N/A
Joseph N. Stein	0		613,238		613,238		N/A
Karen B. Eadon	0		906,311		906,311		N/A
Brian Berkhausen	0		602,087		602,087		N/A
Stephen J. Sather	0		0		0		N/A
Acceleration of Stock Options (6)
Stephen E. Carley	N/A	(7)	N/A		N/A		0
Joseph N. Stein	N/A	(7)	N/A		N/A		0
Karen B. Eadon	N/A	(7)	N/A		N/A		0
Brian Berkhausen	N/A	(7)	N/A		N/A		0
Stephen J. Sather	N/A	(7)	N/A		N/A		0

(1)	Lump-sum payment equal to two times base salary on the date of termination.

(2)
Unless termination is due to voluntary resignation after reaching age 60, the officer receives continued salary for 12 months subject to compliance with non-competition, non-solicitation and confidentiality covenants, which are described below.

(3)
The officer is entitled to a pro-rated bonus based on the percentage of the year the officer was employed, payable when the bonus would have otherwise been paid. The estimated payment above assumes that the officer was employed the entire fiscal year.  The amount is zero because no bonus was earned in 2008.

(4)	Lump-sum payment equal to two times average bonus in the two completed fiscal years prior to the date of termination.

(5)
Pursuant to the terms of a Stockholders Agreement described in “Item 13. Certain Relationships and Related Transactions and Director Independence,” in the event of termination of employment by EPL without cause or by the officer for good reason, the officer has the right to require CAC to purchase all of his or her shares of CAC stock (including shares underlying vested options) at their fair market value as determined by the board of CAC. Upon the officer’s termination of employment for any reason, CAC has the right (but not the obligation) to purchase all of the officer’s CAC stock (including shares underlying vested options) at (i) the lower of cost or fair market value if termination is by EPL for cause or by the officer without good reason, or (ii) fair market value if termination is for any other reason. In the case of termination due to death or disability, or by EPL without cause or by the officer for good reason, this table assumes that CAC purchases all CAC shares held by the officer (including shares underlying vested options) and the amount represents the difference between the officer’s cost (exercise price in the case of option shares) and $70.05, the fair market value of CAC stock at December 31, 2008. No amounts are reported in the event of termination for cause or without good reason since the officer would be paid only his cost of the shares, resulting in no gain on the transaction. These purchase rights terminate upon the occurrence of an initial public offering of at least $50 million.

(6)
Upon a change in control of CAC (defined below), options become 100% vested. The dollar amount is zero because the exercise price of the options that would accelerate upon a change in control ($86.43) exceeds the fair market value of CAC stock on December 31, 2008 ($70.05). See the table “Outstanding Equity Awards at Fiscal Year-End 2008.”

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

Fiscal 2008 Director Compensation

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

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

Douglas K. Ammerman	34,000 (a)	10,155 (b)	44,155
Peter A. Bassi	10,000	-	10,000
Dennis J. Lombardi	30,000 (a)	9,589 (c)	39,589
Steven Schulman	5,000	-	5,000
Jay R. Bloom, Andrew Heyer, Dean C. Kehler, Alberto Robaina, John M. Roth and Griffin Whitney (d)	-	-	-

(a)
Pursuant to our Independent Director Stock Plan, Messrs. Ammerman and Lombardi elected to receive substantially all of their 2008 director fees in common stock of CAC. Shares are issued quarterly with respect to fees earned during the quarter and are valued based on the fair market value of CAC common stock on the last day of the applicable quarter.

(b)
Mr. Ammerman’s options were granted on September 28, 2006 and vest 20% per year over the first five years after grant and 100% in the event of a public offering of at least $50 million or change in control of CAC. The fair value of the options on the date of grant ($49,981) and the compensation expense reported above were calculated using the guidance of SFAS 123R. The assumptions used in these calculations are described in Note 18 to our Consolidated Financial Statements. At December 31, 2008, Mr. Ammerman had 1,027 options with an exercise price of $108.92 per share.

(c)
Mr. Lombardi’s options were granted prior to December 29, 2005, the date on which we adopted SFAS 123R. Therefore, to calculate the compensation expense reported above we used the “modified prospective transition approach” of SFAS 123R, by which the compensation expense represents a proportionate share of grant date value (determined per SFAS 123 using the minimum method) over the remaining vesting period. See Note 18 to our Consolidated Financial Statements for the assumptions used in these calculations. At December 31, 2008, Mr. Lombardi had 472 options with an exercise price of $2.98 per share which were initially granted prior to the Acquisition by CAC on November 18, 2005, were fully vested as of the date of the Acquisition, and were exchanged for CAC options in connection with the Acquisition. At December 31, 2008, Mr. Lombardi also had 2,225 options with an exercise price of $86.43 per share, which vest 20% per year over the first five years after grant and 100% in the event of a public offering of at least $50 million or a change in control of CAC (grant date value of $67,120).

(d)
 All of these persons are designees of either Trimaran or the FS Parties (as defined below under “LLC Operating Agreement”) and are compensated as employees of affiliates of such companies for their services to such affiliates and not for their services to us.

In October 2008, the Board of Directors of CAC adopted a Restricted Stock Plan pursuant to which up to an aggregate of 5,000 shares of CAC common stock may be awarded to independent directors as compensation for their services.  The Company intends to award its independent directors restricted stock having a value of $27,500 per year commencing 2009 in addition to the meeting fees described above.  No restricted stock awards were granted in 2008. Directors who own CAC stock are required to become parties to the Stockholders Agreement described under “Compensation Committee Interlocks and Insider Participation – Stockholders Agreement.”

Compensation Committee Interlocks and Insider Participation

In 2008, our compensation committee was comprised of Andrew Heyer, Dennis Lombardi and John Roth. Mr. Heyer served as a Vice President of the Company until February 2008, but he is not an employee of the Company. Mr. Heyer serves as a director as the designee of Trimaran Capital, LLC (“Trimaran”) and Mr. Roth serves as a director as the designee of the FS Parties, pursuant to the LLC Operating Agreement described below.

Certain Relationships

The Company and EPL are indirect wholly owned subsidiaries of CAC. The principal stockholder of CAC is Trimaran Pollo Partners, LLC (the “LLC”). The remaining ..04% of the common stock of CAC and options to purchase stock of CAC are held by the Company’s executive officers, directors Douglas Ammerman and Dennis Lombardi, and certain other EPL employees (the “Management Stockholders”). The LLC is controlled by Trimaran.

Company directors Jay R. Bloom and Dean Kehler are Managing Partners and, together with Andrew Heyer, are equal owners of Trimaran, which is the Managing Member of the LLC. Messrs. Bloom and Kehler are the managing members and co-owners of Trimaran Fund Management, LLC.

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

LLC Operating Agreement

Pursuant to the terms of the LLC’s Second Amended and Restated Limited Liability Company Operating Agreement, dated March 8, 2006, as amended December 26, 2007  to add as members of the LLC FS Equity Partners V, L.P. and FS Affiliates V, L.P. (jointly, the “FS Funds”) and Peter Starrett (together with the FS Funds, the “FS Parties”),

•	the LLC and its affiliates have the right to designate at least a majority of the directors of CAC (“Trimaran directors”);
•	the FS Parties have the right to appoint one director of CAC, the Company and EPL so long as they collectively hold 5% or more of the LLC’s membership units;
•	until the FS Parties hold less than 15% of the LLC’s membership units, their director designee is entitled to serve on the Company’s compensation committee;
•
the FS Parties  have certain observer rights with respect to board and committee meetings of CAC, the Company and EPL and the Company pays the costs of such observers to attend board and committee meetings;

•	each other member of the LLC that holds at least a 15% interest in the LLC has the right to designate a director to the board of CAC; and

•	the chief executive officer of El Pollo Loco Holdings, Inc. (our parent company), currently Stephen Carley (also the Company’s and EPL’s chief executive officer), must be elected a director of CAC.

The operating agreement requires that the board of directors of each material subsidiary of CAC consist of the same proportion of Trimaran directors and non-Trimaran directors as that of the CAC board of directors and that such directors be elected and appointed in the same manner as the CAC board. Accordingly, pursuant to the operating agreement, Jay Bloom, Andrew Heyer, Dean Kehler and Alberto Robaina (affiliates of Trimaran) and Griffin Whitney serve on the Company’s and EPL’s board of directors as Trimaran directors, John Roth serves as a director as the designee of the FS Parties, and Stephen Carley serves as a non-Trimaran director.  Mr. Roth is a managing member of FS Capital Partners V, LLC (which is the general partner of the FS Funds).

The operating agreement also requires the LLC to use its reasonable best efforts to provide that directors and officers’ liability insurance maintained by CAC and indemnification rights applicable to CAC directors are similarly maintained and applicable to directors of CAC’s subsidiaries. The operating agreement will terminate and the LLC will dissolve on the earlier of the election of the managing member of the LLC or six years following an initial public offering by CAC or any of its subsidiaries, such as the Company.

Monitoring and Management Services Agreement

Under the terms of a Monitoring and Management Services Agreement entered into on November 18, 2005, between CAC and Trimaran Fund Management, LLC (“Fund Management”), CAC pays Fund Management an annual fee of $500,000, payable in quarterly installments, for Fund Management to be available to provide advisory and monitoring services to CAC and its subsidiaries, including the Company and EPL, as requested by CAC. This agreement was amended on December 26, 2007, to add Freeman Spogli & Co. V, L.P. (“FS”) as a party and to provide that Fund Management and FS (the “Advisors”) will receive annual management fees of $357,000 and $143,000, respectively. In addition, CAC must reimburse the Advisors for all reasonable out of pocket expenses incurred by them in connection with their services, including fees and expenses paid to third parties and travel and related expenses of their designees who serve on the board of CAC and the Company. The Company paid Fund Management and FS $380,000 and $150,000 respectively, in 2008 on behalf of CAC. Company director John Roth is a managing member of the general partner of FS.

Fund Management has a right of first offer to serve as financial advisor in connection with any initial public offering, merger, sale of stock or substantially all the assets, recapitalization, reorganization or similar transaction by CAC or any of its subsidiaries, including the Company and EPL. If Fund Management serves as a financial advisor in connection with any such transaction, Fund Management and FS will receive a fee equal to 1.4286% and ..5714%, respectively, of the gross transaction value and reimbursement of reasonable out-of-pocket expenses. If this agreement is terminated in connection with an initial public offering by CAC or any of its subsidiaries, including the Company or EPL, Fund Management and FS will be entitled to an additional one-time fee of $1,786,000 and $714,000, respectively. CAC and its subsidiaries, including the Company and EPL, must indemnify Fund Management and FS and their affiliates and their respective partners, members, directors, officers, employees and agents from any claims or liabilities arising in connection with their services to CAC under the agreement, unless such claims or liabilities result primarily from the gross negligence, willful misconduct or fraud of any such person. This agreement continues in effect as to each Advisor until such Advisor elects to terminate it.

Development Agreement

Trimaran and certain of its affiliates that are members of the LLC collectively beneficially own about 70% and the FS Funds together beneficially own about 28% of Fiesta Brands, Inc. We entered into a development agreement with Fiesta Brands on August 10, 2006. This development agreement gives Fiesta Brands the right to develop 25 restaurants, with an option for 25 additional restaurants, in Atlanta, Georgia and surrounding counties. Fiesta Brands paid EPL a $250,000 fee upon execution of the agreement and must pay an additional $250,000 fee to exercise the option. During 2008, Fiesta Brands opened 4 restaurants and is paying us franchise and other fees with respect to the 9 restaurants it operated at December 31, 2008 on the same terms as other franchisees. This development agreement is, and the franchise agreements executed when each restaurant is opened are on substantially the same terms and conditions as those with non-affiliated franchisees and we believe that the terms and conditions are no less favorable than we could have obtained from an unaffiliated third party.

Agreements Related to Litigation Appeal Bond

In connection with our appeal of an adverse judgment in the case El Pollo Loco S.A. de C.V. v. El Pollo Loco, Inc. described in Note 19 to our Consolidated Financial Statements, EPL posted an appeal bond in the amount of $24,301,450. A portion of the appeal bond was collateralized by a $17,900,000 letter of credit arranged by Trimaran Fund II, LLC (“Trimaran Fund”). Trimaran Fund is a 20.6% member of the LLC and an affiliate of Trimaran.

To compensate Trimaran Fund for this accommodation, on December 19, 2007, EPL and CAC entered into two agreements with Trimaran Fund: a Fee Agreement and a Payment and Subscription Agreement. Pursuant to the Fee Agreement, in January 2008 EPL paid Trimaran Fund an up-front fee of $536,000, representing 3% of the amount of the letter of credit. EPL also reimbursed Trimaran Fund $156,000 for amounts it paid in connection with the letter of credit.

The purpose of the Payment and Subscription Agreement was to provide for the possibility that after all appeals EPL would have been required to pay the judgments.  Both Agreements were terminated following the settlement of the lawsuit in June 2008 and Trimaran refunded $277,000 of the $536,000 up-front fee to EPL.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hold all of the outstanding common stock of EPL. All of our 100 outstanding common shares are held by El Pollo Loco Holdings, Inc., which is indirectly wholly owned by CAC.

Due to its ownership of 99.6% of the outstanding common stock of CAC and its ability to elect all of the directors of CAC, Trimaran Pollo Partners, LLC (the “LLC”) is deemed to be the beneficial owner of 100% of our common stock. The address of the LLC is 622 Third Avenue, 35 th Floor, New York, New York 10017. The remaining .04% of CAC’s common stock is owned by the Company’s executive officers, certain directors, and other EPL employees.

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

Director Independence

In determining the independence of our directors, we use the definition of independence under the applicable rules of The Nasdaq Stock Market (“Nasdaq”); however, our common stock is not listed on such exchange. Under these rules, we would be considered a “controlled company” since more than 50% of our voting power is held by another company. As a controlled company, we would be exempt from the Nasdaq requirements that we have a nominating committee and that a majority of our board and compensation committee be comprised of independent directors. The Nasdaq rules would require us to have an audit committee comprised of at least three members, all of whom are independent and meet certain other requirements.

Based on the Nasdaq definition of independence, our board of directors has determined that Douglas Ammerman, Peter Bassi, Dennis Lombardi and Steven Shulman are independent. Messers. Ammerman and Lombardi, together with Dean C. Kehler, who is not independent, serve on our audit committee. Our compensation committee is comprised of Mr. Lombardi, who is independent, and Andrew Heyer and John Roth, who are not independent. We do not have a nominating committee.

Item 14. Principal Accounting Fees and Services

The following fees were billed by Deloitte & Touche LLP (“Deloitte”) in 2007 and 2008:

Audit Fees

Audit fees for the audit of our 2007 annual financial statements and the review of the financial statements included in our Quarterly Reports on Form 10-Q totaled $455,000.

Audit fees for the audit of our 2008 annual financial statements and the review of the financial statements included in our Quarterly Reports on Form 10-Q in 2008 totaled $432,000.

Audit-Related Fees

We were not billed by Deloitte for any audit-related fees in 2007 and 2008.

Tax Fees

Fees billed to us by Deloitte for professional services for tax compliance, tax advice and tax planning totaled $63,000 in 2007 and $99,000 in 2008.

The fees disclosed under this category are comprised by services that include assistance related to state tax incentives.

All Other Fees

We did not incur any other fees billed to us by Deloitte during 2008 and 2007.

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

March 31, 2009	EPL INTERMEDIATE, INC.

	By:	/s/ Gary Campanaro
Gary Campanaro
Senior Vice President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen E. Carley	President (Principal Executive Officer), Director	March 31, 2009
Stephen E. Carley

/s/ Joseph Stein	Senior Vice President	March 31, 2009
Joseph Stein

/s/ Gary Campanaro	Senior Vice President of Finance, Chief Financial Officer (Principal	March 31, 2009
Gary Campanaro	Financial and Accounting Officer)

/s/ Douglas K. Ammerman	Director	March 31, 2009
Douglas K. Ammerman

/s/ Jay R. Bloom	Director	March 31, 2009
Jay R. Bloom

/s/ Andrew R. Heyer	Director	March 31, 2009
Andrew R. Heyer

/s/ Dean C. Kehler	Director	March 31, 2009
Dean C. Kehler

/s/ Dennis Lombardi	Director	March 31, 2009
Dennis Lombardi

/s/ Alberto Robaina	Director	March 31, 2009
Alberto Robaina

/s/ John M. Roth	Director	March 31, 2009
John M. Roth

/s/ Griffin Whitney	Director	March 31, 2009
Griffin Whitney

/s/ Peter A. Bassi	Director	March 31, 2009
Peter A. Bassi

/s/ Steven Shulman	Director	March 31, 2009
Steven Shulman

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our Management has concluded that based on our assessment, as of December 31, 2008, our internal control over financial reporting was effective.

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
Costa Mesa, California

We have audited the accompanying consolidated balance sheets of EPL Intermediate, Inc. and its subsidiary (the “Company”), a wholly owned subsidiary of El Pollo Loco Holdings, Inc., as of December 31, 2008, and December 26, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2008, December 26, 2007 and December 27, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and December 26, 2007, and the results of its operations and its cash flows for each of the years ended December 31, 2008, December 26, 2007 and December 27, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 31, 2009

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	DECEMBER 26,	DECEMBER 31,
ASSETS	2007	2008
CURRENT ASSETS:
Cash and cash equivalents	$3,841	$1,076
Accounts receivable--net	3,631	4,472
Inventories	1,778	1,756
Prepaid expenses and other current assets	3,674	4,640
Income taxes receivable	-	43
Deferred income taxes	2,357	1,740

Total current assets	15,281	13,727

PROPERTY OWNED--Net	82,217	84,321

PROPERTY HELD UNDER CAPITAL

LEASES--Net	1,105	732

GOODWILL	276,911	252,418

DOMESTIC TRADEMARKS	120,700	103,100

OTHER INTANGIBLE ASSETS--Net	10,607	9,157

OTHER ASSETS	9,607	6,310

TOTAL ASSETS	$516,428	$469,765

See notes to consolidated financial statements.		(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	DECEMBER 26,	DECEMBER 31,
	2007	2008
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$2,500	$5,000
Current portion of note payable	1,035	5,889
Current portion of senior secured notes		250
Current portion of obligations under
capital leases	1,241	601
Accounts payable	13,203	12,441
Accrued salaries	3,725	3,410
Accrued vacation	1,936	2,075
Accrued insurance	1,412	1,723
Accrued income taxes payable	102	-
Accrued interest	1,934	1,658
Accrued advertising	180	380
Other accrued expenses and current liabilities	5,076	6,196

Total current liabilities	32,344	39,623

NONCURRENT LIABILITIES:
Senior secured notes (2009 Notes)	250	-
Senior unsecured notes payable (2013 Notes)	123,843	108,163
PIK Notes (2014 Notes)	30,274	25,980
Note payable--less current portion	100,418	93,464
Obligations under capital leases--less
current portion	2,706	2,104
Deferred income taxes	38,864	26,136
Other intangible liabilities--net	6,047	4,883
Other noncurrent liabilities	9,371	12,832

Total noncurrent liabilities	311,773	273,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock, $.01 par value--20,000 shares
authorized; 100 shares issued and outstanding	-	-
Additional paid-in-capital	176,296	200,046
Accumulated Deficit	(3,985)	(43,466)

Total stockholder's equity	172,311	156,580

TOTAL	$516,428	$469,765

See notes to consolidated financial statements.		(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Years Ended
	December 27,	December 26,	December 31,
	2006	2007	2008
OPERATING REVENUE:
Restaurant revenue	$242,571	$259,987	$278,343
Franchise revenue	17,317	19,038	20,587

Total operating revenue	259,888	279,025	298,930

OPERATING EXPENSES:
Product cost	76,151	81,233	89,442
Payroll and benefits	61,601	67,545	73,139
Depreciation and amortization	10,333	11,947	13,007
Other operating expenses	81,281	90,074	106,304
Goodwill and domestic trademarks impairment	-	-	42,093

Total operating expenses	229,366	250,799	323,985

OPERATING INCOME (LOSS)	30,522	28,226	(25,055)

INTEREST EXPENSE--Net of interest income
of $413, $384 and $260 for the periods ended
December 27, 2006, December 26, 2007
and December 31, 2008 respectively	28,813	29,167	26,003

OTHER EXPENSE	-	-	2,043

OTHER INCOME	-	-	(1,570)

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	1,709	(941)	(51,531)

PROVISION (BENEFIT) FOR INCOME TAXES	1,072	3,093	(12,050)

NET INCOME (LOSS)	$637	$(4,034)	$(39,481)

See notes to consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(Amounts in thousands, except share data)

				Retained
			Additional	Earnings
	Common		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

BALANCE, DECEMBER 28, 2005	100	-	172,279	(588)	171,691

Stock-based compensation			358		358
Exercise of stock options			50		50
Repurchase of common stock			(22)		(22)
Net income		-	-	637	637

BALANCE, DECEMBER 27, 2006	100	-	172,665	49	172,714

Stock-based compensation			754		754
Tax benefit from exercise / cancellation of stock options			(69)		(69)
Repurchase of common stock			(54)		(54)
Capital contribution			3,000		3,000
Net loss		-	-	(4,034)	(4,034)

BALANCE, DECEMBER 26, 2007	100	-	176,296	(3,985)	172,311

Stock-based compensation			768		768
Repurchase of common stock			(78)		(78)
Tax benefit from exercise / cancellation of stock options			68		68
Proceeds from issuance of common stock			50		50
Capital contribution			22,942		22,942
Net loss		-	-	(39,481)	(39,481)

BALANCE, DECEMBER 31, 2008	100	-	200,046	(43,466)	156,580

See notes to consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	December 27,	December 26,	December 31,
	2006	2007	2008
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$637	$(4,034)	$(39,481)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	10,333	11,947	13,007
Stock-based compensation expense	358	754	768
Interest accretion	3,651	4,152	3,773
(Gain) loss on disposal of assets	4	2,558	(538)
Gain on repurchase of bonds	-	-	(1,570)
Asset impairment	-	-	1,919
Goodwill and domestic trademarks impairment	-	-	42,093
Amortization of deferred financing costs	1,367	1,391	1,355
Amortization of favorable / unfavorable leases	(344)	(469)	(172)
Deferred income taxes	585	2,990	(12,111)
Excess tax benefits related to exercise / cancellation of stock options	-	(69)	(68)
Litigation settlement	-	-	10,942
Change in fair value of interest rate swap	-	-	2,049
Changes in operating assets and liabilities:
Notes and accounts receivable--net	(566)	(67)	(841)
Inventories	(188)	(218)	22
Prepaid expenses and other current assets	(646)	161	(966)
Income taxes receivable / payable	3,757	170	(145)
Other assets	67	(230)	1,241
Accounts payable	(638)	3,051	(226)
Accrued salaries and vacation	(413)	162	(176)
Accrued insurance	330	(2,457)	311
Other accrued expenses and current and noncurrent liabilities	2,449	3,337	2,524

Net cash provided by operating activities	20,743	23,129	23,710

CASH FLOW FROM INVESTING
ACTIVITIES:
Proceeds from asset disposition	2	8,035	1,080
Purchase of franchise restaurants	-	(8,358)	-
Purchase of property	(14,022)	(20,747)	(17,455)
Payment of acquisition costs	(5,073)	-	-

Net cash used in investing activities	(19,093)	(21,070)	(16,375)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of common stock	50	-	50
Repurchase of common stock	(22)	(54)	(78)
Excess tax benefits related to exercise / cancellation of stock options	-	69	68
Capital contribution	-	3,000	12,000
Proceeds from borrowings	6,500	17,000	9,000
Payment of obligations under capital leases	(1,219)	(1,252)	(1,044)
Payments on debt	(7,059)	(19,763)	(8,600)
Repurchase of notes	-	-	(21,496)
Deferred financing costs	(497)	(173)	-

Net cash used in financing activities	(2,247)	(1,173)	(10,100)

See notes to consolidated financial statements.			(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	December 27, 2006	December 26, 2007	December 31, 2008
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$(597)	$886	$(2,765)

CASH AND CASH EQUIVALENTS--
Beginning of period	3,552	2,955	3,841

CASH AND CASH EQUIVALENTS--
End of period	$2,955	$3,841	$1,076

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION--Cash paid during the period for:
Interest (net of amounts capitalized)	$24,401	$25,025	$21,624

Income taxes	$125	$38	$165

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Litigation settlement paid by Chicken Acquisition Corp. on behalf of the
Company, treated as a capital contribution	$-	$-	$10,942

In 2007, the Company acquired three restaurants from a franchisee for total consideration of $8,500,000. The Company's allocation of the purchase price to the fair value of the acquired assets is as follows: equipment, $0.1 million, favorable lease, $0.2 million, and goodwill, $8.2 million.

As of December 27, 2006, December 26, 2007 and December 31, 2008, the Company had included in accounts payable $1,027,000 $1,358,000 and $822,000 respectively, for the purchase of property and equipment

See notes to consolidated financial statements.
(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

EPL Intermediate, Inc. (“Intermediate”) and subsidiary (collectively, the “Company”) is a Delaware corporation headquartered in Costa Mesa, California. The Company’s activities are conducted principally through its subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco®. The restaurants, which are located principally in California but also in Arizona, Colorado, Connecticut, Georgia, Illinois, Massachusetts, Nevada, Oregon, Texas, Utah, Virginia and Washington, specialize in flame-grilled chicken in a wide variety of contemporary Mexican-influenced entrees, including specialty chicken burritos, chicken quesadillas, chicken tortilla soup, Pollo Bowls and Pollo Salads. At December 31, 2008, the Company operated 165 (130 in the greater Los Angeles area) and franchised 248 (140 in the greater Los Angeles area) El Pollo Loco restaurants. The Company is a wholly owned subsidiary of El Pollo Loco Holdings, Inc. (“Holdings”). Holdings is an indirect wholly owned subsidiary of Chicken Acquisition Corp. ("CAC"). The Company was acquired by CAC on November 17, 2005 (the “Acquisition”).

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

2. EQUITY INVESTMENT IN CHICKEN ACQUISITION CORPORATION

The Company is a wholly owned indirect subsidiary of CAC, which is 99.6% owned by Trimaran Pollo Partners, LLC (the “LLC”) (which is controlled by affiliates of Trimaran Capital, LLC). The LLC’s only material asset is its investment in CAC. CAC’s only material asset, other than cash from the investment described below, is its investment in Intermediate.

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

On December 26, 2007, CAC made a $3 million capital contribution to EPL through intermediary subsidiaries. On January 25, 2008, CAC made an $8 million capital contribution to the Company. The Company used $7.8 million of these proceeds to repurchase outstanding 14.5% senior discount notes due 2014 (see Note 13) at a price that approximated their accreted net book value. In May of 2008, CAC made a $4.0 million capital contribution to the Company that was used for normal operating purposes.  On June 18, 2008 we settled the Mexico Litigation as described in Note 19.  The settlement payment of $10,722,860 was paid by CAC on behalf of EPL.  This payment is accounted for as a capital contribution by CAC to EPL.  The Company expects that CAC will make future capital contributions (up to approximately $17 million) to the Company and EPL for general corporate purposes.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation —The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2008, which ended December 31, 2008, was a 53-week fiscal year. Fiscal years 2006 and 2007, which were 52-week years, ended December 27, 2006 and December 26, 2007, respectively. The accompanying consolidated balance sheets present the Company’s financial position as of December 26, 2007 and December 31, 2008. The accompanying consolidated statements of operations, stockholder’s equity and cash flows present the years ended December 27, 2006, December 26, 2007 and December 31, 2008.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable - Net — Notes and accounts receivable consist primarily of royalties, advertising and sublease rent and related amounts receivable from franchisees, which are due on a monthly basis that may differ from the Company’s month-end dates.

Inventories — Inventories consist principally of food, beverages and paper supplies and are valued at the lower of average cost or market.

Property Owned — Net — Property is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and property held under capital leases are amortized over the shorter of their estimated useful lives or the remaining lease terms. For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding the option periods, to determine estimated useful lives; if failure to exercise a renewal option imposes an economic penalty on the Company, such that management determines at the inception of the lease that renewal is reasonably assured, the Company includes the renewal option period in the determination of appropriate estimated useful lives.

The estimated useful service lives are as follows:

Buildings	20 years

Land improvements	3-30 years

Building improvements	3-10 years

Restaurant equipment	3-10 years

Other equipment	2-10 years

Leasehold improvements	Estimated useful life limited by the lease term

The Company capitalizes certain costs in conjunction with site selection that relate to specific sites for planned future restaurants. The Company also capitalizes certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to operations. The Company capitalized $47,000, $4,000 and $0 of internal costs related to site selection and construction activities during the years ended December 27, 2006, December 26, 2007 and December 31, 2008, respectively. The Company also capitalized $166,000, $252,000 and $205,000, of interest expense during the years ended December 27, 2006, December 26, 2007 and December 31, 2008, respectively.

Goodwill and Other Intangible Assets—Net — Intangible assets consist primarily of goodwill and the value allocated to the Company’s trademarks, franchise network and favorable and unfavorable leasehold interests. Goodwill represents the excess of cost over fair value of net identified assets acquired in business combinations accounted for under the purchase method. Goodwill resulted from the Acquisition by CAC and from the acquisition of certain franchise locations.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize its goodwill and certain intangible assets with an indefinite life, including domestic trademarks. The Company performs its impairment test annually at its fiscal year end, or more frequently if impairment indicators arise. No impairment was recorded in 2006 and 2007. In fiscal 2008, we recorded a non-cash impairment of $24.5 million for goodwill and $17.6 million for domestic trademarks.

Intangible assets and liabilities with a definite life are amortized using the straight-line method over their estimated useful lives as follows:

Franchise network	17.5 years
Favorable leasehold interests	1 to 18 years (remaining lease term)
Unfavorable leasehold interests	1 to 20 years (remaining lease term)

Deferred Financing Costs— Deferred financing costs are recorded at cost and amortized using the effective interest method over the terms of the related notes. Deferred financing costs are included in other assets and the related amortization is reflected as a component of interest expense in the accompanying consolidated financial statements.

Impairment of Long-Lived Assets— The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. If the Company concludes that the carrying value of such assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded. The Company recorded a non-cash impairment charge of approximately $1.9 million for the year ended December 31, 2008 for three under-performing company-operated restaurants that will continue to be operated.  This amount is included in other operating expenses on our consolidated statement of operations.  There were no impairment losses recognized in 2006 or 2007.

Insurance Reserves — The Company is responsible for workers’ compensation and health insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims, both reported and incurred but not reported, based on historical claims experience and other assumptions.  These amounts are included in payroll and benefits and other operating expenses on our consolidated statement of operations.

Restaurant and Franchise Revenue — Revenues from the operation of Company-operated restaurants are recognized as products are delivered to customers. Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, and rental income for leases and subleases to franchisees. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are reported by the franchisees. Initial franchise and license fees are recognized when all material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Initial franchise fees recognized during the years ended December 27, 2006, December 26, 2007 and December 31, 2008, totaled $892,000, $1,049,000 and $1,184,000, respectively. Sales tax collected from our customers is recorded on a net basis.

Advertising Costs — Production costs for radio and television commercials are initially capitalized and then fully expensed when the commercials are first aired. Advertising expense, which is a component of other operating expenses, was $9,320,000, $10,361,000 and $11,204,000 for the years ended December 27, 2006, December 26, 2007 and December 31, 2008, respectively, and is net of $11,979,000, $13,605,000 and $15,169,000, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $180,000 and $380,000 at December 26, 2007 and December 31, 2008, respectively. Pursuant to the Company’s Franchise Disclosure Document, our company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants.  At December 31, 2008, the Company was obligated to spend an additional $94,000 in future periods to comply with this requirement.

Preopening Costs — Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. These amounts are included in other operating expenses on our consolidated statement of operations.

Franchise Area Development Fees — The Company receives area development fees from franchisees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open or in certain circumstances, the fees are applied to satisfy other obligations of the franchisee. Unrecognized area development fees totaled $1,945,000 and $1,355,000 at December 26, 2007 and December 31, 2008, respectively, and are included in other accrued expenses and current liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets.

Operating Leases— Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term, as defined in SFAS No. 13, “Accounting for Leases”, as amended. The lease term begins when the Company has the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease.  Rent expense is included in other operating expenses on our consolidated statement of operations. The difference between rent expense and rent paid is recorded as deferred rent, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets, and is amortized over the term of the lease.

Income Taxes — Deferred income taxes are provided for temporary differences between the bases of assets and liabilities for financial statement purposes and income tax purposes. Deferred income taxes are based on enacted income tax rates in effect when the temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Comprehensive Loss— For the years ended December 31, 2008, December 26, 2007 and December 27, 2006, there was no difference between the Company’s net loss and comprehensive loss.

 Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could materially differ from those estimates.

Financial Instruments — The recorded values of accounts receivable, accounts payable and certain accrued expenses approximate fair values based on their short-term nature. The recorded values of notes payable approximate fair value, as interest approximates market rates. The recorded value of other notes payable and senior secured notes payable approximates fair value, based on borrowing rates currently available to the Company for loans with similar terms and remaining maturities.

Accounting for Stock Based Compensation — The Company adopted the provisions of FASB Statement No. 123(R), Share-Based Payment on December 29, 2005, which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The Company adopted FASB Statement No. 123(R) using a prospective application, which only applies to new awards and any awards that are modified or cancelled subsequent to the date of adoption of FASB Statement No. 123(R).

Segment Reporting— The Company develops, franchises and operates quick-service restaurants under the name El Pollo Loco, which provide similar products to similar customers. The restaurants possess similar economic characteristics resulting in similar long-term expected financial performance characteristics. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on its methods of internal reporting and management structure, management determined that the Company operates in a single reporting segment.

Recent Accounting Changes — In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. The Company does not expect the adoption of FSP 142-3 to have a material effect on its consolidated results of operations, financial position and cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting FASB Statement No. 161 on its consolidated results of operations, financial position and cash flows.

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

In December 2007, the FASB issued Statement No. 141(R), Business Combinations. FASB Statement No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force 95-3 to be recorded as a component of purchase accounting. FASB Statement No. 141(R) is effective for fiscal periods beginning after December 15, 2008 and should be applied prospectively for all business acquisitions entered into after the date of adoption. The Company is currently evaluating the impact the adoption of FASB Statement No. 141(R) will have on its consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51. FASB Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FASB Statement No. 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of FASB Statement No. 160 will have on its consolidated results of operations, financial position and cash flows.

4. SALE AND ACQUISITIONS OF RESTAURANTS

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

In August and September of 2007, the Company sold eight restaurants to franchisees for a total of $7.5 million. These restaurants had an aggregate net book value of $1.6 million, and after a write off of goodwill of $8.8 million, which was the proportionate share of goodwill attributable to the eight restaurants, and a liability reduction of $0.1 million, the Company realized a $2.8 million loss that is included in other operating expenses in the accompanying 2007 consolidated statements of operations.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 26, 2007	December 31, 2008
Prepaid rent	$1,511	$1,573
Other	2,163	3,067
	$3,674	$4,640

6. PROPERTY

The costs and related accumulated depreciation and amortization of major classes of property as of December 26, 2007 and December 31, 2008 are as follows (in thousands):

	December 26, 2007	December 31, 2008
Property owned:
Land	$12,771	$12,453
Buildings and improvements	55,091	63,946
Other property and equipment	30,353	34,660
Construction in progress	3,317	3,415
	101,532	114,474
Accumulated depreciation and amortization	(19,315)	(30,153)
Property owned—net	$82,217	$84,321
Property held under capital leases	$2,186	$2,015
Accumulated amortization	(1,081)	(1,283)
Property held under capital leases—net	$1,105	$732

Property held under capital leases consists principally of buildings and improvements. The total depreciation and amortization expense for property for the years ended December 27, 2006, December 26, 2007 and December 31, 2008, was approximately $9,674,000, $11,195,000 and $11,949,000 respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Changes in goodwill consist of the following (in thousands):

	December 26, 2007	December 31, 2008
Beginning balance	$277,514	$276,911
Purchase of franchise restaurants	8,213	—
Sale of franchise restaurants	(8,816)	—
Goodwill impairment loss	—	(24,493)
Ending balance	$276,911	$252,418

Other intangible assets consist of the following (in thousands):

	December 26, 2007	December 31, 2008
Franchise network—net	$7,032	$6,575
Favorable leasehold interest - net	3,575	2,582
Other intangible assets—net	$10,607	$9,157

Unfavorable leasehold interest liability—net	$(6,047)	$(4,883)

Due to the downturn in the economy and its effect on expected future cash flows, and based on an independent valuation of the Company, in fiscal 2008, we recorded a non-cash impairment of goodwill of $24.5 million and recorded a non-cash impairment of domestic trademarks of $17.6 million in accordance with the evaluation described below.

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

Amortization expense for franchise network was $457,000 for each of the years ended December 27, 2006, December 26, 2007 and December 31, 2008, respectively.

Favorable leasehold interest represents the asset in excess of the approximate fair market value of the leases assumed as of November 18, 2005, the date of the Acquisition. The amount is being reduced over the approximate average life of the leases.

Unfavorable leasehold interest liability represents the liability in excess of the approximate fair market value of the leases assumed as of November 18, 2005, the date of the Acquisition. The amount is being reduced over the approximate average life of the leases.  This amount is shown as other intangible liabilities-net on the balance sheet.

The estimated amortization expense for the Company’s amortizable intangible assets and liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31
2009	$254
2010	130
2011	167
2012	182
2013	244

8. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 26, 2007	December 31, 2008
Deferred financing costs - net	$7,334	$5,298
Other	2,273	1,012
	$9,607	$6,310

Amortization expense for deferred financing costs was $1,367,000, $1,391,000 and $1,356,000 for the years ended December 27, 2006, December 26, 2007 and December 31, 2008, respectively.

9. LEASES

The Company’s operations utilize property, facilities, equipment and vehicles owned by the Company or leased from others. Buildings and facilities leased from others are primarily for restaurants and support facilities. Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or gross revenues in excess of a defined amount. Initial terms of land and restaurant building leases generally are not less than 20 years, exclusive of options to renew. Leases of equipment primarily consist of restaurant equipment, computer systems and vehicles. The Company subleases facilities to certain franchisees and other non-related parties which are recorded on a straight-line basis.

Information regarding the Company’s future lease obligations at December 31, 2008 is as follows (in thousands):

	Capital Leases		Operating Leases
Year Ending December 31	Minimum Lease Payments	Minimum Sublease Rentals	Minimum Lease Payments	Minimum Sublease Rentals
2009	$948	490	18,614	2,013
2010	627	225	18,662	1,656
2011	457	115	18,514	1,438
2012	436	115	18,328	1,181
2013	417	115	17,940	762
Subsequent years	1,615	286	128,847	969
Total	4,500	$1,346	$220,905	$8,018
Less imputed interest	(1,795)
Present value of capital lease obligations	2,705
Less current maturities	(601)
Noncurrent portion	$2,104

Net rent expense for the years ended December 27, 2006, December 26, 2007 and December 31, 2008 is as follows (in thousands):

	Years Ended
	December 27, 2006	December 26, 2007	December 31, 2008
Base rent	$15,969	$17,246	$18,159
Contingent rent	518	630	683
Less sublease income	(4,221)	(4,316)	(4,155)
Net rent expense	$12,266	$13,560	$14,687

Base rent and contingent rent are included in other operating expenses, while sublease income is included in franchise revenue in the accompanying consolidated statements of operations. Sublease income includes contingent rental income of $1,980,000, $2,060,000 and $2,071,000 for the years ended December 27, 2006, December 26, 2007 and December 31, 2008, respectively.

In addition to the sublease income described above, the Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under noncancelable leases with terms ranging from three to nine years. The lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or gross revenues. Total rental income, included in franchise revenue in the accompanying consolidated statements of operations, for leased property was $385,000, $414,000 and $360,000 for the years ended December 27, 2006, December 26, 2007 and December 31, 2008, respectively.

Minimum future rental income for company-owned properties under noncancelable operating leases, which is recorded on a straight-line basis, in effect as of December 31, 2008 is as follows (in thousands):

Year Ending December 31
2009	$302
2010	234
2011	166
2012	166
2013	166
Thereafter	181
Total future minimum rental income	$1,215

10. SENIOR SECURED NOTES (2009 Notes)

In December 2003, EPL issued the 2009 Notes, consisting of $110.0 million of senior secured notes accruing interest at 9.25% per annum, due 2009. At December 31, 2008, $250,000 principal amount of the 2009 Notes remained outstanding.

11. SENIOR UNSECURED NOTES PAYABLE (2013 Notes)

EPL has outstanding 2013 Notes, consisting of $108.2 million aggregate principal amount of 11 3/4% senior notes due 2013. Interest is payable in May and November beginning May 15, 2006. The 2013 Notes are unsecured, are guaranteed by Intermediate, and may be redeemed, at the discretion of the issuer, after November 15, 2009. The indenture contains certain provisions which may prohibit EPL’s ability to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items.

 In October 2006, EPL completed the exchange of the 2013 Notes for registered, publicly tradable notes that have substantially identical terms as the 2013 Notes. The costs incurred in connection with the offering of the 2013 Notes have been capitalized and are included in other assets in the accompanying balance sheets, and the related amortization is reflected as a component of interest expense in the accompanying consolidated financial statements. The Company used the proceeds from the 2013 Notes to purchase substantially all of the outstanding 2009 Notes.

As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the 2014 Notes (see Note 13) have restrictions that limit distributions or dividends that may be paid by EPL to Intermediate. Conditions that would allow for distributions or dividends to be made include compliance with a fixed charge coverage ratio test (as defined in the indenture governing the 2013 Notes) and cash received from the proceeds of new equity contributions. As of December 31, 2008, we are restricted from incurring additional indebtedness, as EPL does not currently meet the fixed charge coverage ratio. This restriction does not apply to the existing loan availability of $12.6 million under the revolving line of credit. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances.

The Company purchased $15.9 million in principal amount of these Notes at a price of $13.6 million at various times in 2008.  The net purchase price was 86% of the principal amount of such notes and resulted in a net gain of $1.7 million which is included in other income in the consolidated statement of operations. The gain of $1.7 million is net of the write-off of prorated deferred finance costs of $0.6 million.

12. NOTES PAYABLE TO MERRILL LYNCH, BANK OF AMERICA, ET AL AND REVOLVING CREDIT FACILITY

On November 18, 2005, EPL entered into senior secured credit facilities (the “Credit Facility”) with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The Credit Facility provides for a $104.5 million term loan and $25.0 million in revolving availability. Utilizing this senior secured revolving credit facility, EPL issued $7.4 million of letters of credit as of December 31, 2008. Future principal payments under the term loan at December 31, 2008 are as follows (in thousands).

Year Ending December 31

2009	$5,889
2010	974
2011	92,490
$99,353

The Credit Facility bears interest, payable quarterly, at a Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin is based on EPL’s financial performance, as defined. The applicable margin rate for the term loan remains constant at 2.50% with respect to LIBOR and 1.50% with respect to Base Rate.  The effective rate at December 31, 2008 for the term loan was 5.70%.  See below for the interest rates on the portion of the term loan represented by an interest rate swap. The applicable margin rate for the revolver as of December 31, 2008 was 2.50% with respect to LIBOR and 1.50% with respect to Base Rate advances and thereafter ranges from 2.75% to 2.25% with respect to LIBOR advances and 1.75% to 1.25% with respect to Base Rate advances. The effective rate at December 31, 2008 for the revolver was 5.0%. The Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of the Company, a first priority pledge by the Company of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets. In addition, the Credit Facility is guaranteed by the Company and Holdings. The Credit Facility matures on November 18, 2011. As of December 31, 2008, EPL was in compliance with all of the financial covenants contained in the Credit Facility and has $12.6 million available for borrowings under the revolving line of credit.

The credit facility requires the prepayment of the term loan in an amount equal to 50% of the Excess Operating Cash Flow, if at the end of the fiscal year, the Consolidated Leverage Ratio is less than 5.0:1.0.  Excess Operating Cash Flow is defined as an amount equal to Consolidated EBITDA minus Consolidated Financial Obligations and other specific payments and adjustments.  The Excess Operating Cash Flow for 2008 was $9.8 million.  The Company will make the payment of $4.9 million in April 2009.

To manage or reduce the interest rate risk, the Company periodically enters into interest rate swap transactions. The Company enters into these contracts with major financial institutions, which may minimize its risk of credit loss. On June 26, 2008, the Company entered into an interest rate swap agreement with an effective date of September 24, 2008 and a maturity date of June 30, 2010. The agreement is based on the notional amount of $50.0 million. Under the terms of the agreement, the Company agreed to make fixed rate payments on the notional amount on a quarterly basis at increasing interest rates ranging from 3.17% to 4.61% (3.56% at December 31, 2008), in exchange for receiving payments on the notional amount at a floating rate based on the three-month LIBOR rate, on a quarterly basis (5.7% at December 31, 2008). The interest rate swap agreement is intended to reduce interest rate risk associated with variable interest rate debt. At December 31, 2008, the fair value of the interest rate swap was approximately $2.0 million and is included in other noncurrent liabilities on the accompanying consolidated balance sheet. At December 31, 2008, the total interest rate per our swap agreement was 3.65%.

13. PIK NOTES (2014 Notes)

At December 31, 2008 the Company had $26.0 million outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $29.3 million due at maturity.

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

In October 2006, Intermediate completed the exchange of the 2014 Notes for registered, publicly tradable notes that have substantially identical terms as the 2014 Notes. The costs incurred in connection with its registration of the 2014 Notes have been capitalized and are included in other assets in the accompanying balance sheets and the related amortization is reflected as a component of interest expense in the accompanying consolidated financial statements.

On January 25, 2008, CAC made an $8.0 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of the outstanding 2014 Notes at a price that approximated their accreted value.  The Company wrote-off the prorated deferred finance costs of $0.1 million which is included in other income in the consolidated statement of operations.

14. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 26, 2007	December 31, 2008
Accrued sales and property taxes	$2,601	$3,435

Other	2,475	2,761
	$5,076	$6,196
15. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 26, 2007	December 31, 2008
Fair value of interest rate swap	-	2,048

Deferred rent	4,498	6,314

Workers’ compensation reserve	2,378	2,674

Other	2,495	1,796
	$9,371	$12,832

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

16. INCOME TAXES

The provision (benefit) for income taxes is based on the following components (in thousands):

	Years Ended
	December 27, 2006	December 26, 2007	December 31, 2008
Current income taxes:

Federal	$22	$12	$14

State	13	23	47
	35	35	61
Deferred income taxes:

Federal	994	1,933	(9,182)

State	43	1,125	(2,929)
	1,037	3,058	(12,111)
	$1,072	$3,093	$(12,050)

A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to income before provision (benefit) for income taxes is as follows (in thousands):

	Years Ended
	December 27, 2006	December 26, 2007	December 31, 2008
Provision (benefit) for income taxes at statutory rate	$598	$(329)	$(18,035)

State income taxes—net of federal income tax benefit	37	746	(1,851)
Disqualified interest expense	353	—	—
Non-deductible goodwill	—	2,785	7,738
Other	84	(109)	98
	$1,072	$3,093	$(12,050)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The Company’s deferred income tax assets and liabilities consist of the following (in thousands):

	December 26,	December 31,
	2007	2008
Negative leasehold liability	$3,706	$3,566

Capital leases	1,242	845

Accrued vacation	683	727

Accrued bonus	798	—

Deferred rent	1,597	2,121

Accrued workers’ compensation	1,448	1,516

Enterprise zone and other credits	525	505

State taxes	—	17

Net operating losses	7,595	14,196

Interest expense	—	880

Other	4,145	3,427
Deferred income tax assets	21,739	27,800
Other identifiable intangibles	(51,262)	(44,045)

Prepaid expense	—	(1,353)

Basis difference in fixed assets	(2,393)	(4,223)

Other	(4,591)	(2,575)
Deferred income tax liabilities	(58,246)	(52,196)
Net deferred income tax liability	$(36,507)	$(24,396)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will be realized.

As of December 31, 2008, the Company has federal and state net operating loss carryforwards of approximately $30,942,000 and $41,556,000, respectively, which expire beginning in 2025 and 2017, respectively. The Company also has state enterprise zone credits of approximately $351,000 which carryforward indefinitely.

The utilization of net operating loss carryforwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

On December 28, 2006, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertain tax positions. FIN 48 requires that the Company recognize the impact of a tax position in our financial statement if the position is more likely than not of being sustained upon examination and on the technical merits of the position. The impact of the adoption of FIN 48 was immaterial to the Company’s consolidated financial statements. The total amount of unrecognized tax benefits as of December 31, 2008, was $742,000, which if recognized, would affect other tax accounts, primarily deferred taxes in future periods and would not affect the Company’s effective tax rate.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at December 27, 2006	$—
Additions based on tax positions related to the current year	2,098,000
Balance at December 26, 2007	$2,098,000
Gross Decreases - tax positions in prior period	(1,356,000)
Balance at December 31, 2008	$742,000

The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

FIN 48 requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company’s best estimate of the amount ultimately to be paid. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company has no uncertain tax positions as of December 31, 2008, consequently no interest or penalties has been accrued by the Company.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 through 2008 are subject to examination by various tax authorities. The Company is no longer subject to U.S. examination for years before 2005, and years before 2004 by state taxing authorities.

17. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution immediately vests 100%. The Company’s contributions to the plan for the years ended December 27, 2006, December 26, 2007 and December 31, 2008, were approximately $393,000, $416,000 and $551,000, respectively.

18. STOCK-BASED COMPENSATION

As of December 27, 2006, December 26, 2007 and December 31, 2008, options to purchase 302,772, 304,287 and 307,556 shares, respectively of common stock of CAC were outstanding. Included in that amount are 79,650 options that are fully vested; the remaining options partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the seventh anniversary of the grant date, and vest 100% upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC. All options were granted at fair value on the date of grant.

Changes in stock options for the years ended December 27, 2006, December 26, 2007 and December 31, 2008 are as follows:

Predecessor	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding—December 28, 2005	277,608	$63.53
Grants (weighted-average fair value of $45.86 per share)	32,153	$96.48
Exercised	(295)	$10.80
Canceled	(6,694)	$86.43
Outstanding—December 27, 2006	302,772	$66.58
Grants (weighted-average fair value of $49.95 per share)	22,246	$113.29
Exercised	(709)	$10.39
Canceled	(20,022)	$88.93
Outstanding—December 26, 2007	304,287	$68.65	7.0	13,044
Grants (weighted-average fair value of $42.14 per share)	4,449	$109.07
Exercised	(1,180)	$20.60
Canceled	-
Outstanding—December 31, 2008	307,556	$69.42	6.1	194
Vested and expected to vest in the future - December 31, 2008	303,803	$69.42	6.1	191
Exercisable - December 31, 2008	79,650	$8.55	2.8	4,898

Outstanding stock options at December 31, 2008 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.98	$17,694	1.1	$2.98	$17,694	$2.98
$7.56	24,026	2.3	$7.56	24,026	$7.56
$9.68-$11.77	32,365	3.7	$10.68	32,365	$10.68
$15.48-$20.60	5,565	5.9	$18.17	5,565	$18.17
$86.43	189,059	7.0	$86.43	—	$—
$108.84-$117.75	38,847	8.3	$111.44	—	$—
	307,556	6.1	$69.42	79,650	$8.55

The intrinsic value is calculated as the difference between the market value as of December 31, 2008 and the exercise price of the options outstanding and options exercisable.

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

For options granted on December 15, 2005 that would have been cancelled and replaced with restricted stock upon completion of an initial public offering before November 18, 2007, the Company used variable accounting to recognize expense based on the change in incremental value of the award at each reporting period until November 18, 2007. As the Company did not undertake an initial public offering prior to November 18, 2007, the future compensation expense is calculated based on the intrinsic value of the award as of that date. Compensation expense of $245,000, $381,000 and $307,000 and a corresponding decrease in net income of $91,000, $155,000 and $235,000 was recognized for the years ended December 27, 2006, December 26, 2007 and December 31, 2008, respectively, related to such options. As of December 31, 2008, the total unamortized compensation expense related to these options was approximately $1.2 million, which will be amortized over the remaining vesting period of approximately 4.0 years, or earlier in the event of an initial public offering of our common stock or a change in control.

FASB Statement No. 123(R): FASB Statement No. 123(R) requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted the provisions of FASB Statement No. 123(R) on December 29, 2005 using a prospective application. Under the prospective application, FASB Statement No. 123(R) applies to new awards and any awards that are modified or cancelled subsequent to the date of adoption of FASB Statement No. 123(R). Prior periods are not revised for comparative purposes. Because the Company used the minimum value method for its pro forma disclosures under FASB Statement No. 123, Accounting for Stock-Based Compensation, options granted prior to December 29, 2005 will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after December 29, 2005.

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

The weighted-average estimated fair value of employee stock options granted during the year ended December 31, 2008 was $42.14 per share using the Black-Scholes model with the following weighted-average assumptions used to value the option grants: Expected volatility of 31%; Expected term life - 7.0 years; Forfeiture rate - 1.22%; Risk-free interest rates - 3.0%; and Expected dividends - 0%.

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

The weighted-average estimated fair value of employee stock options granted during the year ended December 27, 2006 was $45.86 per share using the Black-Scholes model with the following weighted-average assumptions used to value the option grants: Expected volatility of 33%; Expected term life - 7.0 years; Forfeiture rate - 1.22%; Risk-free interest rates ranged from 4.3% to 4.7%; and Expected dividends - 0%.

Under the prospective method of FASB Statement No. 123(R), compensation expense was recognized during the year ended December 31, 2008 for all stock based payments granted after December 28, 2005 based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). During the years ended December 27, 2006, December 26, 2007 and December 31, 2008, the Company recognized share-based compensation expense before tax of $112,000, $373,000 and $404,000, respectively, related to stock option grants after December 28, 2005. These expenses were included in other operating expenses consistent with the salary expense for the related optionees. This incremental stock-based compensation expense caused a decrease to net income of $42,000, $152,000 and $310,000 for the years ended December 27, 2006, December 26, 2007 and December 31, 2008, respectively. The adoption of FASB Statement No. 123(R) did not impact the Company’s cash flows.

Upon consummation of an initial public offering of at least $50 million or a change in control of CAC, the Company would incur compensation expense related to the immediate vesting of the unvested portion of certain options. The expense will be determined by calculating the unrecognized compensation cost as of the date of the completion of the offering or the change in control.

As of December 31, 2008, there was total unrecognized compensation expense of $3.1 million related to unvested stock options which the Company expects to recognize over a weighted average period of 4.1 years.

In October 2008, the Board of Directors of CAC adopted a Restricted Stock Plan pursuant to which up to an aggregate of 5,000 shares of CAC common stock may be awarded to independent directors as compensation for their services.  No restricted stock awards were granted in 2008.

19. COMMITMENTS AND CONTINGENCIES

Legal Matters

On or about April 16, 2004, former managers Haroldo Elias, Marco Ramirez and Javier Rivera filed a purported class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief.  Plaintiffs’ motion for class certification is expected to be filed in April 2009, and briefing completed and a hearing set in June 2009.  While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment

On or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against EPL in the Superior Court of the State of California, County of Los Angeles. Carlos Olvera replaced Mr. Amezcua as the named class representative on August 16, 2006. This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs.  The court denied EPL’s motion to compel arbitration, and the Company has appealed that decision. This matter is subject to an automatic stay while it is pending before the Court of Appeal. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

In  2004, El Pollo Loco S.A. de C.V. (“EPL-Mexico”) filed suit against us alleging, among other things, that we breached our 1996 agreement with EPL-Mexico by failing to exploit trademarks and develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco ® in Mexico should revert to EPL-Mexico (the “Mexico Litigation”). This case went to trial in 2007 and a final judgment against EPL was issued by the Court in the amount of $20,251,000 plus attorneys fees of $3,031,350. In addition, the Court terminated the 1996 agreement and ordered EPL to assign all intellectual property defined in that agreement to EPL-Mexico.  In January 2008, EPL filed an appeal of these judgments in the U.S. Fifth Circuit Court of Appeals. The parties settled this matter on June 18, 2008 on the following terms:  payment to EPL-Mexico of $10,722,860; return of all rights associated with Mexico trademarks to EPL-Mexico; execution of a Confidential Settlement and Release Agreement; the judgments against EPL were vacated; and, EPL received $1,087,500 plus interest which it had deposited into the Court registry during the litigation. The Settlement Payment, plus certain legal expenses of $0.2 million, were paid by CAC on behalf of EPL. The payment by CAC was accounted for as a capital contribution by CAC to EPL with the corresponding settlement included in other operating expenses in the accompanying consolidated statement of operations.

On June 22, 2006, the Company filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company (Arch), seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, the Company in the EPL-Mexico v. EPL-USA trademark litigation settled in June 2008. Following a trial on the merits, the Court issued a final decision on March 2, 2009 in favor of EPL, which Arch promptly appealed.

In April 2007, Dora Santana filed a purported class action in state court in Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. Written discovery is completed on the limited issue of class certification.  The Court has ordered that plaintiffs file their motion for class certification no later than August 15, 2009.  While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

On or about October 4, 2007, Robyn James, a former General Manager, filed a lawsuit in Superior Court for the County of Los Angeles. EPL was served on January 31, 2008. Plaintiff alleges race discrimination as well as retaliation and negligent hiring and supervision. In addition to suing EPL, plaintiff has named as individual defendants, the Area Leader of the two stores where she was assigned and an Assistant Manager. Discovery is completed and we are awaiting assignment of a trial date.  While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. This lawsuit was served on the Company in early September 2008 and discovery has begun. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

On or about February 2, 2009, Sunset & Westridge, LLC, landlord of a restaurant site in St. George, Utah, filed suit against EPL in Superior Court for the County of Orange seeking declaratory relief for alleged breach of a commercial lease.  Plaintiff alleges that the Company wrongfully terminated the lease in question, citing force majeure delays as justification for missing the delivery date on the property.  While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these other actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources. A significant increase in the number of claims or an increase in amounts owing under successful claims could materially adversely affect our business, financial condition, results of operation and cash flows.

Purchasing Commitments

The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants, respectively, which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 with an estimated Company obligation totaling $6,400,000.

In March 2009, EPL executed chicken supply contracts with two suppliers that are effective March 2009 and extend for two years.  The agreements provide for prices and minimum quantities of chicken that EPL must purchase from each supplier.  The contracts have an estimated Company obligation totalling $27,000,000.

20. RELATED PARTY TRANSACTIONS

On November 18, 2005, CAC entered into a Monitoring and Management Services Agreement with Trimaran Fund Management, L.L.C. (“Trimaran”), an affiliate of the majority owner of CAC and of certain directors, which provides for annual fees of $500,000 plus reasonable expenses. This Agreement was amended on December 26, 2007 to add an affiliate of the Purchasers (see Note 2) as a party to the Agreement. Such party shares in the fees payable under the Agreement. During the years ended December 27, 2006, December 26, 2007 and December 31, 2008, $570,000, $624,000 and $525,000, respectively, was expensed pursuant to this Agreement. These amounts are included in other operating expenses in the accompanying consolidated statements of operations.

In connection with our appeal of the Mexico Litigation described in Note 19, EPL posted an appeal bond in the amount of $24,301,450. A portion of the appeal bond was collateralized by a $17,900,000 letter of credit arranged by Trimaran Fund II, LLC (“Trimaran Fund”). Trimaran Fund is a 20.6% member of the LLC and an affiliate of certain directors.  To compensate Trimaran Fund for this accommodation, on December 19, 2007, EPL and CAC entered into two agreements pursuant to which, among other things, EPL paid Trimaran Fund an up-front fee of $536,000, representing 3% of the amount of the letter of credit and EPL agreed to reimburse Trimaran Fund for any amounts it paid in connection with the letter of credit.
These agreements were terminated following the settlement of the Mexico Litigation and Trimaran Fund reimbursed EPL $277,000 of the $536,000 up front fee.

The Company had receivables from affiliated entities of $115,000 and $221,000 as of December 26, 2007 and December 31, 2008, respectively.

EXHIBIT INDEX

Exhibit No.	Footnote	Description

2.1	(8)
Unit Purchase Agreement, dated December 26, 2007, among EPL Intermediate, Inc., Trimaran Pollo Partners, L.L.C., Chicken Acquisition Corp., El Pollo Loco, Inc., FS Equity Partners V, L.P., FS Affiliates V, L.P., Peter Starrett, and certain members of Trimaran Pollo Partners, L.L.C.

3.1	(2)	Certificate of Incorporation of EPL Intermediate, Inc.

3.2	(13)	Amended and Restated Bylaws of EPL Intermediate, Inc. as of October 7, 2008

4.1	(5)	Indenture relating to the 2014 Notes, dated November 18, 2005, between EPL Intermediate, Inc. (as successor by merger to EPL Intermediate Finance Corp.) and The Bank of New York Trust Company, N.A.

4.2	(5)	Form of Note (included as Exhibit A to Exhibit 4.1)

4.3	(5)
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

4.7	(6)	Supplemental Indenture, dated November 2, 2005, between El Pollo Loco, Inc. and The Bank of New York as Trustee

10.1	(5)+	Employment Agreement, dated September 27, 2005, between El Pollo Loco, Inc. and Stephen E. Carley

10.2	(5)+	Employment Agreement, dated September 27, 2005, between El Pollo Loco, Inc. and Joseph Stein

10.3	(5) +	Amendment No. 1 to Stein Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Joseph Stein

10.4	(5) +	Employment Agreement, dated November 1, 2005, between El Pollo Loco, Inc. and Brian Berkhausen

10.5	(5) +	Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Karen Eadon

10.6	(14)+	Employment Agreement, dated June 28, 2007, between El Pollo Loco, Inc. and Jerry Lovejoy.

10.7	(14)+	Personal Travel Stipend for Stephen Carley.

10.8	(5) +	Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Jeanne Scott

10.9	(5) +	Employment Agreement, dated January 9, 2006, between El Pollo Loco, Inc. and Stephen Sather

10.10		[intentionally omitted]

10.11	(13)+	Chicken Acquisition Corp. 2008 Restricted Stock Plan for Directors and related Restricted Stock Award Agreement

10.12	(5) +	Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

10.13	(5) +	Amendment No. 1 to Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

10.14	(5) +	Amendment No. 2 to Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

10.15	(5) +	Stockholders Agreement, dated November 18, 2005, among Chicken Acquisition Corp., Trimaran Pollo Partners, LLC and other shareholders

10.16	(14)+	Amendment No. 1 to Stockholders Agreement, dated on or about April 20, 2006, between Chicken Acquisition Corp. and Trimaran Pollo Partners, LLC.

10.17	(7)
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

10.20	(5)	Security Agreement, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

10.21	(5)	Securities Pledge Agreement, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

10.22	(5)	Guaranty, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

10.23	(9) +	Form of Non-Qualified Stock Option Agreement for directors with Chicken Acquisition Corp.

10.24	(5) +	Form of Non-Qualified Stock Option Agreement for officers with Chicken Acquisition Corp.

10.25	(5) +	Chicken Acquisition Corp. 2005 Stock Option Plan

10.26	(16)	Confidential Settlement and Release Agreement dated June 18, 2008, between El Pollo Loco, Inc. and El Pollo Loco, S.A. de C.V.

10.27	(16)	Termination Agreeement dated June 23, 2008, among El Pollo Loco, Inc., Chicken Acquisition Corp. and Trimaran Fund II, LLC

10.28	(3)	Form of Franchise Development Agreement

10.29	(3)	Form of Franchise Agreement

10.30	+	Compensation of Independent Directors

10.31	(9)	Fiesta Brands Development Agreement dated August 10, 2006.

10.32	(8)	Amendment No. 1 to the Monitoring and Management Services Agreement, dated December 26, 2007, among Chicken Acquisition Corp., Trimaran Fund Management, LLC, and Freeman Spogli & Co. V, L.P.

10.33	(8)
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

10.35	(14)	Payment and Subscription Agreement, dated December 19, 2007, among El Pollo Loco, Inc., Chicken Acquisition Corp. and Trimaran Fund II, LLC.

10.36	(14)	Fee Agreement, dated December 19, 2007, among El Pollo Loco, Inc., Chicken Acquisition Corp. and Trimaran Fund II, LLC.

10.37	(10)*	Letter Agreement dated February 27, 2007 between El Pollo Loco, Inc. and Pilgrim’s Pride Corporation.

10.38	(10) +	Independent Directors Stock Plan

10.39	(10)	Lease dated May 18, 2007, between El Pollo Loco, Inc. and C.J. Segerstrom & Sons.

10.40	(11)	Amendment No. 1 and Agreement dated March 14, 2007 relating to Credit Agreement dated November 18, 2005.

10.41	(12)
Amendment No. 2 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated January 30, 2008, among Trimaran Pollo Partners, LLC, certain members of Trimaran Pollo Partners, LLC, FS Equity Partners V, L.P. and  FS Affiliates V, L.P.

10.42	(14)+	Form of Amendment dated March 19, 2008, to the Officer Employment Agreements filed as exhibits 10.1, 10.2, 10.4, 10.5, 10.6, 10.8 and 10.9 hereto.

10.43	(14)+	Adjustment to Calculation of EBITDA Applicable to Executive Bonus Awards effective February 6, 2008.

10.44	(14)+	Definition of EBITDA applicable to Executive Bonus Awards pursuant to Amendment to Employment Agreements (Exhibit 10.42 hereto).
10.45 10.46 10.47	(15)* (15)* (15)*
Letter Agreement dated February 25, 2008, between El Pollo Loco, Inc. and Simmons Prepared Foods, Inc.*

Letter Agreement dated February 25, 2008, between El Pollo Loco, Inc. and Cagle’s, Inc. *

Letter Agreement dated February 4, 2008 between El Pollo Loco, Inc. and Koch Foods, Inc. *

12.1		Computation of Ratio of Earnings to Fixed Charges

14.1	(4)	El Pollo Loco, Inc. Code of Business Ethics & Conduct

21.1	(2)	Subsidiaries of EPL Intermediate, Inc.

31.1		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1		Press Release dated March 30, 2009.

Footnotes:
(1)	Intentionally omitted.

(2)	Incorporated by reference to EPL Intermediate, Inc.’s Registration Statement on Form S-4 (File No. 333-115644) filed on May 19, 2004.

(3)	Incorporated by reference to El Pollo Loco, Inc.’s Registration Statement on Form S-4 (File No. 333-115486) filed on May 14, 2004.

(4)	Incorporated by reference to El Pollo Loco, Inc.’s Annual Report on Form 10-K for the year ended December 29, 2004 (File No. 333-115486) filed on March 28, 2005.

(5)	Incorporated by reference to EPL Intermediate, Inc.’s Form 10-K for the year ended December 27, 2005 (File No. 333-115644) filed on April 10, 2006.

(6)	Incorporated by reference to El Pollo Loco, Inc.’s Form 8-K filed on November 4, 2005.

(7)	Incorporated by reference to EPL Intermediate Inc.’s Registration Statement on Form S-4 (File No. 333-133318) filed on April 14, 2006.

(8)	Incorporated by reference to EPL Intermediate Inc.’s Form 8-K (File No. 333-115644) filed on January 2, 2008.

(9)	Incorporated by reference to EPL Intermediate Inc.’s Form 10-K (File No. 333-115644) filed March 23, 2007.

(10)	Incorporated by reference to EPL Intermediate Inc.’s Form 10-Q (File No. 333-115644) filed August 10, 2007.

(11)	Incorporated by reference to EPL Intermediate Inc.’s Form 10-Q (File No. 333-115644) filed May 14, 2007.

(12) (13) (14) (15) (16)
Incorporated by reference to EPL Intermediate, Inc.’s Form 8-K (File No. 333-115644) filed February 5, 2008.

Incorporated by reference to EPL Intermediate, Inc.’s Form 10-Q (File No. 333-115644) filed November 7, 2008

Incorporated by reference to EPL Intermediate, Inc.’s Form 10-K (File No. 333-115644) filed March 24, 2008

Incorporated by reference to EPL Intermediate, Inc.’s Form 10-Q (File No. 333-115644) filed May 9, 2008

Incorporated by reference to EPL Intermediate, Inc.’s Form 10-Q (File No. 333-115644) filed August 11, 2008

+	Management contracts and compensatory plans and arrangements.

*	Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request.