Form 10-Q
period 2009-04-01
EPL Intermediate, Inc.
filed 2009-05-12
CIK 1289728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2009

or

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of May 12, 2009, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands)

	DECEMBER 31,	MARCH 31,
	2008	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,076	$1,662
Accounts receivable—net	4,472	4,495
Inventories	1,756	1,614
Prepaid expenses and other current assets	4,640	5,078
Income taxes receivable	43	-
Deferred income taxes	1,740	1,740

Total current assets	13,727	14,589

PROPERTY OWNED—Net	84,321	82,147

PROPERTY HELD UNDER CAPITAL LEASES—Net	732	675

GOODWILL	252,418	252,418

DOMESTIC TRADEMARKS	103,100	103,100

OTHER INTANGIBLE ASSETS—Net	9,157	8,855

OTHER ASSETS	6,310	6,028

TOTAL ASSETS	$469,765	$467,812

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	DECEMBER 31,	MARCH 31,
	2008	2009
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$5,000	$5,000
Current portion of note payable	5,889	5,667
Current portion of senior secured notes	250	250
Current portion of obligations under capital leases	601	540
Accounts payable	12,441	11,691
Accrued salaries	3,410	2,570
Accrued vacation	2,075	2,123
Accrued insurance	1,723	1,499
Accrued interest	1,658	4,812
Accrued advertising	380	369
Other accrued expenses and current liabilities	6,196	5,777

Total current liabilities	39,623	40,298

NONCURRENT LIABILITIES:
Senior unsecured notes payable (2013 Notes)	108,163	106,220
PIK Notes (2014 Notes)	25,980	26,899
Note payable—less current portion	93,464	93,431
Obligations under capital leases—less current portion	2,104	2,003
Deferred income taxes	26,136	26,025
Other intangible liabilities—net	4,883	4,648
Other noncurrent liabilities	12,832	12,813

Total noncurrent liabilities	273,562	272,039

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding	-	-
Additional paid-in-capital	200,046	200,218
Accumulated Deficit	(43,466)	(44,743)

Total stockholder's equity	156,580	155,475

TOTAL	$469,765	$467,812

See notes to condensed consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended March 31,

	2008	2009

OPERATING REVENUE:
Restaurant revenue	$66,326	$65,925
Franchise revenue	4,852	4,708

Total operating revenue	71,178	70,633

OPERATING EXPENSES:
Product cost	21,594	20,961
Payroll and benefits	17,684	17,688
Depreciation and amortization	2,985	2,830
Other operating expenses	22,467	25,109

Total operating expenses	64,730	66,588

OPERATING INCOME	6,448	4,045

INTEREST EXPENSE—Net	7,172	6,044

CHANGE IN FAIR VALUE OF INTEREST RATE SWAP	-	(203)

OTHER INCOME	-	(452)

LOSS BEFORE PROVISION FOR INCOME TAXES	(724)	(1,344)

BENEFIT FOR INCOME TAXES	(268)	(67)

NET LOSS	$(456)	$(1,277)

See notes to condensed consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	13 Weeks Ended March 31,

	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(456)	$(1,277)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,985	2,830
Stock-based compensation expense	202	172
Interest accretion	1,033	961
Gain on disposal of assets	(340)	-
Gain on repurchase of bonds	-	(452)
Asset impairment	-	1,996
Amortization of deferred financing costs	473	327
Amortization of favorable / unfavorable leases	(17)	(47)
Deferred income taxes	(300)	(111)
Excess tax benefits related to exercise / cancellation of stock options	31	-
Change in fair value of interest rate swap	-	(203)
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(430)	(23)
Inventories	(8)	142
Prepaid expenses and other current assets	(1,858)	(438)
Income taxes receivable / payable	(79)	43
Other assets	(23)	6
Accounts payable	459	(339)
Accrued salaries and vacation	782	(792)
Accrued insurance	320	(224)
Other accrued expenses and current and noncurrent liabilities	4,054	2,903

Net cash provided by operating activities	6,828	5,474

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	1,080	-
Purchase of property	(4,518)	(2,884)

Net cash used in investing activities	(3,438)	(2,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50	-
Repurchase of common stock	(47)	-
Excess tax benefits related to exercise / cancellation of stock options	(31)	-
Capital contribution	8,000	-
Payment of obligations under capital leases	(305)	(162)
Payments on debt	(3,831)	(255)
Repurchase of notes	(7,875)	(1,470)
Deferred financing costs	-	(117)

Net cash used in financing activities	(4,039)	(2,004)

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	13 Weeks Ended March 31,

	2008	2009
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(649)	$586

CASH AND CASH EQUIVALENTS—Beginning of period	3,841	1,076

CASH AND CASH EQUIVALENTS—End of period	$3,192	$1,662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest (net of amounts capitalized)	$2,121	$1,574

Income taxes	$107	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$153	$411

See notes to condensed consolidated financial statements.	(concluded)

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 333-115644) as filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2009.

The Company uses a 52-53 week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2008, which ended December 31, 2008, was a 53-week fiscal year. Fiscal year 2009, which will end December 30, 2009, is a 52-week year. For simplicity of presentation, the Company has described the periods ended March 26, 2008 and April 1, 2009 as March 31, 2008 and 2009, respectively.

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

2. Other Intangible Assets and Liabilities

Other intangible assets and liabilities consist of the following (in thousands):

	December 31, 2008			March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Franchise network	$8,000	$(1,425)	$6,575	$8,000	$(1,539)	$6,461
Favorable leasehold interest	5,862	(3,280)	2,582	5,862	(3,468)	2,394
Other intangible assets	$13,862	$(4,705)	$9,157	$13,862	$(5,007)	$8,855

Unfavorable leasehold interest liability	$(9,156)	$4,273	$(4,883)	$(9,156)	$4,508	$(4,648)

Favorable leasehold interest represents the asset in excess of the approximate fair market value of the leases. The amount is being amortized over the approximate average life of the leases.

Unfavorable leasehold interest liability represents the liability in excess of the approximate fair market value of the leases. The amount is being amortized over the approximate average life of the leases.  This amount is shown as other intangible liabilities-net on the accompanying condensed consolidated balance sheet. Amortization for other intangible assets and liabilities was $97,000 for the 13-week period ended March 31, 2008 and $67,000 for the 13-week period ended March 31, 2009.

The estimated amortization for the Company’s amortizable intangible assets and liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31
2009 (April 1st – December 31st)	$188
2010	130
2011	167
2012	182
2013	244

3. Asset Impairment

The Company periodically reviews the performance of company-operated stores for indicators of asset impairment. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. As a result of this review, the Company recorded an impairment charge of approximately $2.0 million in March 2009 for two under-performing company-operated stores that will continue to be operated. This impairment charge is included in other operating expenses in the accompanying condensed consolidated statements of operations. There was no impairment charge in the first quarter of 2008.

4. Stock-Based Compensation

As of March 31, 2009, options to purchase 307,556 shares of common stock of CAC were outstanding, including 79,650 options that are fully vested. The remaining options partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the seventh anniversary of the grant date and vesting 100% upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC. All options were granted with an exercise price equal to the fair value on the date of grant.

Changes in stock options for the first quarter ended March 31, 2009 are as follows:

			Weighted-
			Average
			Remaining
		Weighted- Average	Contractual Life	Aggregate Intrinsic
	Shares	Exercise Price	(in Years)	Value (000’s)
Outstanding—December 31, 2008	307,556	$69.42
Granted	-	$-
Exercised	-	$-
Outstanding—March 31, 2009	307,556	$69.42	5.8	$194
Vested and expected to vest – March 31, 2009	303,803	$69.42	5.8	$191
Exercisable – March 31, 2009	79,650	$8.55	2.6	$4,898

The intrinsic value is calculated as the difference between the estimated market value as of March 31, 2009 and the exercise price of options that are outstanding and exercisable.

In accordance with the prospective method of adoption of Statement of Financial Accounting Standard (“SFAS”) 123R, the Company recognized share-based compensation expense before tax of $172,000 and $202,000 and a corresponding decrease to net income of $163,000 and $127,000 during the 13 weeks ended March 31, 2009 and 2008, respectively, related to vesting of stock options.

As of March 31, 2009, there was unrecognized compensation expense of $2.9 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 3.8 years or earlier in the event of an initial public offering of our common stock or change in control.

5. Commitments and Contingencies

Legal Matters

On or about April 16, 2004, former managers Haroldo Elias, Marco Ramirez and Javier Rivera filed a purported class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief.  The hearing on Plaintiffs’ motion for class certification is scheduled for June 16, 2009.  While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, it is not possible at this time to determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment

On or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against EPL in the Superior Court of the State of California, County of Los Angeles. Carlos Olvera replaced Mr. Amezcua as the named class representative on August 16, 2006. This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs.  The court denied EPL’s motion to compel arbitration, and the Company appealed that decision. The Court of Appeal issued its ruling on April 27, 2009 affirming the trial court ruling on the arbitration issue.  While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, it is not possible at this time to determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

On June 22, 2006, the Company filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company (Arch), seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, the Company in the EPL-Mexico v. EPL-USA trademark litigation settled in June 2008. Following a trial on the merits, the Court issued a final decision on March 2, 2009 in favor of EPL, which Arch promptly appealed.  The Company is awaiting a briefing schedule from the Court of Appeal.

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

On or about October 4, 2007, Robyn James, a former General Manager, filed a lawsuit in Superior Court for the County of Los Angeles. EPL was served on January 31, 2008. Plaintiff alleges race discrimination as well as retaliation and negligent hiring and supervision. In addition to suing EPL, plaintiff has named as individual defendants, the Area Leader of the two stores where she was assigned and an Assistant Manager. Discovery is completed, and we have a hearing on summary judgment motions filed on behalf of all defendants set on May 12, 2009.  While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable. Thus, it is not possible at this time to determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. This lawsuit was served on the Company in early September 2008 and discovery has begun. While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, it is not possible at this time to determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

On or about February 2, 2009, Sunset & Westridge, LLC, landlord of a restaurant site in St. George, Utah, filed suit against EPL in Superior Court for the County of Orange seeking declaratory relief for alleged breach of a commercial lease.  Plaintiff alleges that the Company wrongfully terminated the lease in question, citing force majeure delays as justification for missing the delivery date on the property.  While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, it is not possible at this time to determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

The Company is also involved in various other claims and legal actions that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these other actions will have a material adverse effect on the Company’s financial position, results of operations, liquidity and capital resources. A significant increase in the number of claims or an increase in amounts owing under successful claims could materially adversely affect the Company’s business, financial condition, results of operation and cash flows. The Company has not recorded any reserves for litigation contingencies.

Purchasing Commitments

The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants, respectively, which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 with an estimated Company obligation totaling $5,900,000.

In March 2009, EPL executed chicken supply contracts with two suppliers that are effective March 2009 and extend for two years.  The agreements provide for prices and minimum quantities of chicken that EPL must purchase from each supplier.  The contracts have an estimated Company obligation totaling $26,000,000.

6. Senior Secured Notes (2009 Notes)

In December 2003, EPL issued the 2009 Notes, consisting of $110.0 million of senior secured notes accruing interest at 9.25% per annum, due December 2009. At March 31, 2009, $250,000 principal amount of the 2009 Notes was outstanding.

7. Senior Unsecured Notes Payable (2013 Notes)

EPL has outstanding 2013 Notes, consisting of $106.2 million aggregate principal amount of 11 3/4% senior notes due 2013. Interest is payable in May and November beginning May 15, 2006. The 2013 Notes are unsecured, are guaranteed by Intermediate, and may be redeemed, at the discretion of the issuer, after November 15, 2009. The indenture contains certain provisions which may prohibit EPL’s ability to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items.

 In October 2006, EPL completed the exchange of the 2013 Notes for registered, publicly tradable notes that have substantially identical terms as the 2013 Notes. The costs incurred in connection with the offering of the 2013 Notes have been capitalized and are included in other assets in the accompanying balance sheets, and the related amortization is reflected as a component of interest expense in the accompanying condensed consolidated financial statements. The Company used the proceeds from the 2013 Notes to purchase substantially all of the outstanding 2009 Notes.

As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the 2014 Notes (see Note 9) have restrictions that limit distributions or dividends that may be paid by EPL to Intermediate. Conditions that would allow for distributions or dividends to be made include compliance with a fixed charge coverage ratio test (as defined in the indenture governing the 2013 Notes) and cash received from the proceeds of new equity contributions. As of March 31, 2009, we are restricted from incurring additional indebtedness, as EPL does not currently meet the fixed charge coverage ratio. This restriction does not apply to the existing loan availability of $13.7 million under the revolving line of credit. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances.

The Company purchased $2.0 million in principal amount of these Notes at a price of $1.5 million in March of 2009.  The net purchase price was 74% of the principal amount of such notes and resulted in a net gain of $0.5 million which is included in other income in the condensed consolidated statement of operations. The gain of $0.5 million is net of the write-off of prorated deferred finance costs of $0.1 million.

8. Notes Payable to Merrill Lynch, Bank of America, et al and Revolving Credit Facility

On November 18, 2005, EPL entered into senior secured credit facilities (the “Credit Facility”) with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The Credit Facility provides for a $104.5 million term loan and $25.0 million in revolving availability. Utilizing this senior secured revolving credit facility, EPL issued $6.3 million of letters of credit as of March 31, 2009. Future principal payments under the term loan at March 31, 2009 are as follows (in thousands).

Year Ending December 31
2009 (April 1st – December 31st)	$5,411
2010	988
2011	92,699
$99,098

The Credit Facility bears interest, payable quarterly, at a Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin is based on EPL’s financial performance, as defined. The applicable margin rate for the term loan remains constant at 2.50% with respect to LIBOR and at 1.50% with respect to Base Rate.  The effective rate at March 31, 2009 for the term loan was 3.96%.  See below for the interest rates on the portion of the term loan represented by an interest rate swap. The applicable margin rate for the revolver as of March 31, 2009 was 2.50% with respect to LIBOR and 1.50% with respect to Base Rate advances and thereafter ranges from 2.25% to 2.75% with respect to LIBOR advances and 1.25% to 1.75% with respect to Base Rate advances. The effective rate at March 31, 2009 for the revolver was 5.0%. The Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of the Company, a first priority pledge by the Company of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets. In addition, the Credit Facility is guaranteed by the Company and Holdings. The Credit Facility matures on November 18, 2011. As of March 31, 2009, EPL was in compliance with all of the financial covenants contained in the Credit Facility and has $13.7 million available for borrowings under the revolving line of credit.

The credit facility requires the prepayment of the term loan in an amount equal to 50% of Excess Operating Cash Flow if, at the end of the fiscal year, the Consolidated Leverage Ratio is less than 5.0:1.0.  Excess Operating Cash Flow is defined as an amount equal to Consolidated EBITDA minus Consolidated Financial Obligations and other specific payments and adjustments.  The Excess Operating Cash Flow for 2008 was $9.4 million.  The Company made the required prepayment of $4.7 million in April 2009.

To manage or reduce the interest rate risk, the Company periodically enters into interest rate swap transactions. The Company enters into these contracts with major financial institutions, which may minimize its risk of credit loss. On June 26, 2008, the Company entered into an interest rate swap agreement with an effective date of September 24, 2008 and a maturity date of June 30, 2010. The agreement is based on the notional amount of $50.0 million. Under the terms of the agreement, the Company agreed to make fixed rate payments on the notional amount on a quarterly basis at increasing interest rates ranging from 3.17% to 4.61% (3.68% at March 31, 2009), in exchange for receiving payments on the notional amount at a floating rate based on the three-month LIBOR rate, on a quarterly basis (4.0% at March 31, 2009). The interest rate swap agreement is intended to reduce interest rate risk associated with variable interest rate debt. At March 31, 2009 and December 31, 2008, the fair value of the interest rate swap liability was approximately $1.8 million and $2.0 million, respectively, and is included in other noncurrent liabilities on the accompanying condensed consolidated balance sheet. The fair value of the interest rate swap liability decreased by approximately $0.2 million from December 31, 2008.

9. PIK Notes (2014 Notes)

At December 31, 2008 and March 31, 2009, the Company had $26.0 million and $26.9 million, respectively, outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $29.3 million at maturity.

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

In October 2006, Intermediate completed the exchange of the 2014 Notes for registered, publicly tradable notes that have substantially identical terms as the 2014 Notes. The costs incurred in connection with its registration of the 2014 Notes have been capitalized and are included in other assets in the accompanying balance sheets and the related amortization is reflected as a component of interest expense in the accompanying condensed consolidated financial statements.

On January 25, 2008, CAC made an $8.0 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of the outstanding 2014 Notes at a price that approximated their accreted value.  The Company wrote-off the prorated deferred finance costs of $0.1 million at that time.

10. Income Taxes

The Company’s taxable income or loss is included in the consolidated federal and state income tax returns of CAC. The Company records its provision for income taxes based on its separate stand-alone operating results using the asset and liability method.

The Company has determined that the total amount of unrecognized tax benefits as of December 31, 2008 and March 31, 2009, was $0.7 million. The Company estimates that the unrecognized tax benefit as of March 31, 2009 will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of the provision for income taxes in its Consolidated Statements of Operations. The Company has not recorded accrued interest and penalties on uncertain tax positions as of March 31, 2009. The Company’s liability for uncertain tax positions is reviewed periodically and is adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new uncertain tax positions, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

11. New Accounting Pronouncements

On April 1, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in FASB Statement No. 141 (Revised 2007), “Business Combinations,” to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement No. 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 141(R)-1 will have on its results of operations, financial position, and cash flows.

 On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP (i) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; (ii) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; (iii) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence; (iv) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly; and (v) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. This FSP applies to all fair value measurements when appropriate. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 157-4 will have on its results of operations, financial position, and cash flows.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities; (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; (iii) incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired; (iv) requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; (v) requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and (vi) requires an entity to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 115-2 and FAS 124-2 will have on its results of operations, financial position, and cash flows.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement No. 107. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 107-1 and APB 28-1 will have on its results of operations, financial position, and cash flows.

On April 13, 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting - Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on its results of operations, financial position, and cash flows.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include the adverse impact of economic conditions on our operating results and financial condition, on our ability to comply with our debt covenants and on our ability to refinance our existing debt or to obtain additional financing; our substantial level of indebtedness; food-borne-illness incidents; negative publicity, whether or not valid; increases in the cost of chicken;  our dependence upon frequent deliveries of food and other supplies; our vulnerability to changes in consumer preferences and economic conditions; our sensitivity to events and conditions in the greater Los Angeles area, our largest market; our ability to compete successfully with other quick service and fast casual restaurants; our ability to expand into new markets; our reliance on our franchisees, who have also been adversely impacted by the economic crisis; matters relating to labor laws and the adverse impact of related litigation, including wage and hour class actions; our ability to support our expanding franchise system; our ability to renew leases at the end of their term; the impact of applicable federal, state or local government regulations; our ability to protect our name and logo and other proprietary information; and litigation we face in connection with our operations. Actual results may differ materially due to these risks and uncertainties and those described in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 31, 2009, as updated from time to time in our quarterly reports and current reports filed with the Commission.

We use a 52-53 week fiscal year ending on the last Wednesday of the calendar year. For simplicity of presentation, we have described the periods ended March 26, 2008 and April 1, 2009 as March 31, 2008 and 2009, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2008, which ended December 31, 2008, was a 53-week fiscal year. Fiscal year 2009 which will end December 30, 2009, is a 52-week fiscal year.

References to “our restaurant system” or “system-wide” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

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

Our store counts at March 31, 2009 and 2008, and December 31, 2008 are set forth below:

El Pollo Loco Restaurants

	March 31,	December 31,	March 31,
	2008	2008	2009
Company-owned	159	165	166
Franchised	232	248	251
System-wide	391	413	417

During the three months ended March 31, 2009, the Company opened 1 new restaurant and franchisees opened 3 new restaurants.

We plan to open approximately five company-operated restaurants in fiscal 2009. We believe our franchisees will open approximately seven new restaurants in fiscal 2009. The growth in new restaurant openings has been, and is expected to continue to be, negatively impacted by the economic climate, as discussed below.  In response to the credit crisis, we are adjusting our growth strategy to focus on a new generation (Gen3) reduced cost restaurant that we believe will appeal to both single unit and multi-unit franchisees.  The Gen3 is designed to offer the same features (with fewer seats and no salsa bar) of a typical 2,600 square foot free-standing drive-thru restaurant, at about half the cost.  The Gen3, which will range from 1,800 to 2,200 square feet, will have reduced construction costs and a shorter build-out period than our existing restaurant design.

At the end of the first quarter of 2009, we had 18 restaurants open in new markets east of the Rockies. The 18 open stores are experiencing a wide range of sales volumes, and a majority of them have sales volumes that are significantly less than the chain average due to the lack of brand awareness in the new markets.

Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters the comparable restaurant base for the calculation of same-store sales the first full week after the 15-month anniversary of its opening. For the 13 weeks ended March 31, 2009, same-store sales for restaurants system-wide decreased 5.9%, compared to the corresponding period in 2008. System-wide same-store sales include same-store sales at all company-owned stores and franchise-owned stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenues) and contribute to advertising pools based on a percentage of their sales.  Same-store sales at company-operated restaurants decreased 5.4% for the 13 weeks ended March 31, 2009 compared to the corresponding period in 2008.

Changes in company-operated restaurant revenue are due to changes in the number of company-operated restaurants and to increases or decreases in same-store sales, which may include price and transaction volume changes. We implemented menu price increases in January, May and October 2008. Beginning in the third quarter of 2008, the depressed economy and increased unemployment, especially in California, negatively impacted our transaction volume and average check. Consumers are eating out less, and when they do eat out, are more sensitive to price increases and are looking for specials and promotions. This has an impact on both same-store sales and on restaurant margins. The depressed economic and employment conditions in the first quarter of 2009 resulted in our first decline in same-store sales since 2000.  We expect the remainder of 2009 to be just as challenging.   Many other factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics. In California, our largest market, at March 2009, unemployment was 11.2% compared to 8.5% nationally.

Franchise revenue consists of royalties, initial franchise fees, help desk revenue and franchise rental income. Royalties average 4% of the franchisees’ net sales. New franchise restaurant growth is dependent on our ability to sign development agreements with experienced franchisees in new and existing markets.   As of March 31, 2009, we had commitments from franchisees to open 145 restaurants at various dates through 2015. However, the adverse economic and liquidity conditions have caused some franchisees to delay the opening of new restaurants under existing development agreements.  As a result of these conditions, we estimate that as few as 45 of those restaurants could open. As of April 30, 2009 we were legally authorized to market franchises in 45 states. We have entered into development agreements that usually result in area development fees being recognized as the related restaurants open. Due to the recession and associated liquidity crisis, most of our developing franchisees are having a difficult time obtaining financing for new restaurants. Additionally, some of our franchisees who have other restaurant concepts have incurred significant loss of cash flow due to declining sales in these other concepts and one developing franchisee has filed for bankruptcy in 2008. This has had the effect of slowing development of new El Pollo Loco restaurants, especially in new markets.   In addition, the economic conditions have had a negative effect on our ability to recruit and financially qualify new single-unit and developing franchisees. We expect these trends to continue at least through 2009. We expect that many of the franchisees who have development agreements will not be able to meet the new unit opening dates required under their agreements.

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

Product cost, which includes food and paper costs, is our largest single expense. Chicken accounts for the largest part of product cost, approximately 13.9% of revenue from company-owned restaurants in the first quarter of 2009.  These costs are subject to increase or decrease based on commodity cost changes and depend in part on the success of controls we have in place to manage product cost in the restaurants.. We currently have four contracts for chicken at higher prices than the expiring contracts that were effective as of March 1, 2009.  Two of the contracts have a floor and ceiling price for chicken and are for a term of two years.  The other two contracts are one year with fixed pricing for the term of the agreement.  We implemented price increases in January, May and October 2008 that partially mitigated the impact of higher chicken prices on our profitability. We expect that the cost of chicken will continue to be negatively affected by the reduced supply and by the bankruptcy of the largest chicken supplier in 2008; there is no assurance that we will be able to increase menu prices in the future to offset these increased costs. Overall commodity prices increased significantly in 2008. Aside from chicken, we have recently seen most commodity prices begin to decline from their mid-2008 highs.

Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation, including minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. The state of California (or largest market) increased the minimum wage from $7.50 per hour to $8.00 per hour effective January 1, 2008. The federal minimum wage increased from $5.85 to $6.55 per hour effective July 24, 2008 and will increase to $7.25 per hour effective July 24, 2009. The Company implemented menu price increases totaling approximately 3.7% throughout 2008 in order to mitigate the impact on profits of the minimum wage increase and commodity increases. There is no assurance that we will be able to increase menu prices in the future to offset these increased costs. Workers’ compensation insurance costs are subject to a number of factors, including the impact of legislation. We have seen an overall reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in 2002. This has resulted in lower workers’ compensation expense compared to previous years.

Depreciation and amortization expense consists primarily of depreciation of property and equipment of our restaurants and amortization of our franchise network intangible asset.

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

Results of Operations

Our operating results for the 13 weeks ended March 31, 2008 and 2009 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended
	March 31,
	2008	2009

Operating Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	32.6	31.8
Payroll and benefits	26.7	26.8
Depreciation and amortization	4.5	4.3
Other operating expenses	33.9	38.1
Operating income	9.7	6.1
Change in fair value of interest rate swap	0.0	(0.3)
Interest expense	10.8	9.2
Loss before income taxes	(1.1)	(2.0)
Net loss	(0.7)	(1.9)
Supplementary Operating Statement Data:
Restaurant other operating expense	22.1	22.8
Franchise expense	1.5	1.5
General and administrative expense	10.3	13.8
Total other operating expenses	33.9	38.1

13 Weeks Ended March 31, 2009 Compared to 13 Weeks Ended March 31, 2008

Restaurant revenue decreased $0.4 million, or 0.6%, to $65.9 million for the 13 weeks ended March 31, 2009 from $66.3 million for the 13 weeks ended March 31, 2008. This decrease was primarily due to a reduction of $3.6 million in restaurant revenue resulting from a 5.4% decrease in company-operated same-store sales for the 2009 period from the 2008 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s fifteen-month anniversary. The components of the company-operated comparable sales decrease were price increases totaling approximately 3.6% in May, October and various other times after March 31, 2008, a transaction decrease of 4.5%, and a menu mix decrease of 4.5%. The transaction decrease reflects intense competition and a general sales softness in the QSR industry due to higher unemployment, the recession and other adverse economic and consumer confidence factors that escalated in the first quarter of 2009 and are expected to continue through at least the remainder of 2009.  The decrease was also due to lost sales of $0.4 million from the closure of three company-operated restaurants in 2008.  The decrease was partially offset by an increase in restaurant revenue of $3.4 million from ten restaurants opened in 2007 and 2008 and also by $0.2 million from one restaurant opened in 2009.

Franchise revenue decreased $0.2 million, or 3.0%, to $4.7 million for the 13 weeks ended March 31, 2009 from $4.9 million for the 13 weeks ended March 31, 2008. This decrease is due primarily to decreased royalties and percentage rent income, which is based on sales, resulting from a 6.4% decrease in franchise-operated same-store sales for the 2009 period from the 2008 period.  Franchise-operated same-store sales were impacted by the same adverse factors that affected company-operated same-store sales described above.

Product costs decreased $0.6 million, or 2.9%, to $21.0 million for the 13 weeks ended March 31, 2009 from $21.6 million for the 13 weeks ended March 31, 2008. This decrease resulted primarily from lower sales due to the decrease in company-operated same-store sales for the 2009 period.

Product cost as a percentage of restaurant revenue was 31.8% for the 13 weeks ended March 31, 2009 compared to 32.6% for the 13 weeks ended March 31, 2008. This 0.8% decrease resulted primarily from the menu price increases taken in May and October 2008, partially offset by increases in commodity cost. Overall, we expect continued pressure on commodity costs in 2009.

Payroll and benefit expenses remained flat at $17.7 million for the 13 weeks ended March 31, 2009 and 2008.

As a percentage of restaurant revenue, these costs increased 0.1% to 26.8% for the 2009 period from 26.7% for the 2008 period due to the decrease in restaurant revenue.

Depreciation and amortization decreased $0.2 million, or 5.2%, to $2.8 million for the 13 weeks ended March 31, 2009 compared to $3.0 million for the 13 weeks ended March 31, 2008. This decrease is mainly attributed to some of the point of sale equipment in our restaurants becoming fully depreciated at the end of 2008.

 These costs as a percentage of restaurant revenue decreased slightly to 4.3% for the 2009 period compared with 4.5% for the 2008 period.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $0.3 million, or 2.4%, to $15.0 million for the 13 weeks ended March 31, 2009 from $14.7 million for the 13 weeks ended March 31, 2008. This increase is mainly attributed to new restaurants and the reasons noted below.

Restaurant other operating expense as a percentage of revenue increased to 22.8% for the 2009 period from 22.1% for the 2008 period. The increase in operating costs was due to a 0.6% increase in occupancy costs as a percentage of revenue, which was primarily a result of higher rent expense in the current period mainly due to new stores in the current period. The increase was also attributed to higher advertising expense of 0.2% as a percentage of revenue. Advertising expense each quarter may be above or below our planned annual rate of approximately 4% of revenue, depending on the timing of marketing promotion and the relative weights and price of media spending. The increase was also attributed to higher credit card fees of 0.1% as a percentage of revenue which was due to a higher number of credit card transactions and increased credit card fees. The increase in restaurant other operating expense was partially offset by a decrease of 0.3% in utilities as a percentage of revenue which was mainly due to lower gas prices in the current period and also a 0.2% decrease in preopening costs as a percentage or revenue due to fewer stores opened in the current period.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense remained flat at $1.0 million for the 13 weeks ended March 31, 2009 and 2008.

General and administrative expense increased $2.2 million, or 33.2%, to $9.1 million for the 13 weeks ended March 31, 2009 from $6.9 million for the 13 weeks ended March 31, 2008. The increase was primarily attributed to an impairment charge in the current period of $2.0 million, which was recorded by the Company for two under-performing company-operated stores that will continue to operate and also due to a gain on sale of land of $0.3 million in the 2008 period that did not recur in the current period, partially offset by a decrease in legal fees of $0.2 million in the current period.

General and administrative expense as a percentage of revenue increased 3.5% to 13.8% for the 13 weeks ended March 31, 2009 from 10.3% for the 13 weeks ended March 31, 2008. This increase was attributed to the reasons noted above and lower revenue.

Interest expense, net of interest income, decreased $1.2 million, or 15.7%, to $6.0 million for the 13 weeks ended March 31, 2009 from $7.2 million for the 13 weeks ended March 31, 2008. Our average debt balances for the 2009 period decreased to $240.7 million compared to $256.8 million for the 2008 period and our average interest rate decreased to 8.86% for the 2009 period compared to 10.46% for the 2008 period.

The Company had $0.2 million in income in the 2009 period related to the change in the fair value of the interest rate swap agreement.  The fixed interest rate that the Company agreed to pay was higher than the floating rate estimated for the life of the agreement that it will receive, resulting in an estimated $1.8 million liability at March 31, 2009.  This is a reduction of the liability that was recorded at December 2008, resulting in income of $0.2 million. The amount of the liability will increase or decrease over the term of the swap agreement based on increases or decreases to the Libor rate.

The Company had $0.5 million in other income in the 2009 period attributed to a net gain on the repurchase of a portion of the 2013 Notes.  This gain is net of the portion of the deferred finance costs associated with the notes.

Our provision for income taxes consisted of an income tax benefit of $0.1 million and $0.3 million for the 13-week periods ended March 31, 2009 and 2008, respectively, for an effective tax rate of 5.0% for 2009 and 37.1% for 2008.

As a result of the factors above we had a net loss of $1.3 million and $0.5 million for the 13 weeks ended March 31, 2009 and 2008, respectively, or (1.9)% and (0.7)% as a percentage or restaurant revenue, for the 13 weeks ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. At March 31, 2009, our total debt was $240.0 million. See “Debt and Other Obligations” below. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash (including approximately $17 million available as capital contributions from CAC) and the approximately $13.7 million that EPL had available at March 31, 2009, under the revolving portion of its senior secured credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. The current economic crisis and resulting severely constrained liquidity conditions however, could make it more difficult or costly for us to obtain debt financing or to refinance our existing debt if it becomes necessary, and could make sources of liquidity unavailable. See “Debt and Other Obligations” below.

The credit facility requires the prepayment of the term loan in an amount equal to 50% of Excess Operating Cash Flow if, at the end of the fiscal year, the Consolidated Leverage Ratio is less than 5.0:1.0.  Excess Operating Cash Flow is defined as an amount equal to Consolidated EBITDA minus Consolidated Financial Obligations and other specific payments and adjustments.  Excess Operating Cash Flow for 2008 was $9.4 million.  The Company made the required prepayment of $4.7 million in April 2009.

On January 25, 2008, CAC made an $8 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of the outstanding 14.5% senior discount notes due 2014 (see Note 9 to our Condensed Consolidated Financial Statements) at a price that approximated their accreted value. In May of 2008, CAC made a $4.0 million capital contribution to the Company that was used for normal operating purposes.  In June 2008 CAC paid a litigation settlement payment of $10,722,860 on behalf of EPL.  This payment was accounted for as a capital contribution by CAC to EPL.   CAC may make future capital contributions to the Company and EPL for general corporate purposes.

In the three-month period ended March 31, 2009, our capital expenditures totaled $2.9 million, consisting of $2.0 million for new restaurants, $0.5 million for capitalized repairs of existing sites, and $0.4 million related to other projects. Due to a reduced number of expected new store openings in 2009 compared to prior years, we expect our capital expenditures for 2009 to be approximately $8.0 to $10.0 million.

Cash and cash equivalents increased $0.6 million from $1.1 million at December 31, 2008 to $1.7 million at March 31, 2009. During 2009, we made $0.3 million in principal repayments on EPL’s term loan and $1.6 million in interest payments. The interest payments related primarily to the term loan, in the amount of $1.0 million. We also used $1.5 million of cash to repurchase a portion of our 2013 Notes.  We may in the future make additional repurchases of these Notes to help facilitate compliance with our credit facility financial covenants or to take advantage of favorable prices. There is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by landlord contributions and trade suppliers. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

As discussed in Note 5, Commitments and Contingencies, we are involved in various lawsuits, including wage and hour class action lawsuits.  In order to mitigate the adverse effects of these cases, such as on-going legal expense, diversion of management time, and the risk of a substantial judgment against us (which could occur even if we believe we have a strong legal basis for our position), we may seek to settle these cases.  Any substantial settlement payments or damage awards against us if the cases go to trial could have a material adverse effect on our liquidity and financial results.

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

Operating Activities. We had net cash provided by operating activities of $5.5 million for the 13 weeks ended March 31, 2009 compared with $6.8 million for the 13 weeks ended March 31, 2008. Excluding the asset impairment of $2.0 million, the gain on repurchase of the bonds of $0.5 million and the change in the fair value of the interest rate swap agreement of $0.2 million, net income would have decreased $0.4 million over the 2008 period.  There were also decreased balances in accrued salaries and vacation, accounts payable and changes in other accrued expenses and current and noncurrent liability balances, which were attributed to timing, resulting in the net $1.3 million decrease in cash provided by operating activities. These decreases were partially offset by an increase in cash provided by operating activities due to changes in prepaid expenses and other current asset balances.  This was mainly attributed to increased prepaid advertising and prepaid insurance in the 2008 period.

Investing Activities. We had net cash used in investing activities of $2.9 million for the 13 weeks ended March 31, 2009 compared with $3.4 million for the 13 weeks ended March 31, 2008. The decrease in cash used in investing activities of $0.5 million was related to $1.6 million in decreased expenditures primarily due to decreased spending on new restaurants since we have fewer opening in the current period, partially offset by proceeds received for asset dispositions of $1.1 million in the prior period.

Financing Activities. We had net cash used in financing activities of $2.0 million for the 13 weeks ended March 31, 2009 compared with $4.0 million for the 13 weeks ended March 31, 2008. The decrease of $2.0 million in cash used in financing activities in the 2009 period was primarily due to a reduction in the amount of cash used to repurchase 2014 Notes and the 2013 Notes of $6.4 million and a decrease in debt payments in the current period of $3.6 million, partially offset by the capital contribution of $8.0 million that was received in 2008 and did not recur in the current period.

Debt and Other Obligations

On November 18, 2005, EPL entered into senior secured credit facilities with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The senior secured credit facilities provide for a $104.5 million term loan and $25.0 million in revolving availability. In March 2007 we amended the credit facility to reduce the interest rate and to modify in our favor the terms of certain restrictive covenants. Due to the effect of the current economic downturn on our cash flows and financial results, there is no assurance that we will be in compliance with our debt covenants.

As of March 31, 2009, EPL was in compliance with all of the financial covenants contained in its senior credit facility. As of such date we calculated all relevant ratios under its senior credit facility as follows:

•	EPL’s “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.24 to 1; and

•	EPL’s “leverage ratio” (as such term is defined in the senior credit agreement) was 4.40 to 1.

These two ratios were permitted to be no less than 1.0 to 1, and no greater than 4.50 to 1, respectively, as of such date. During 2009, the maximum leverage ratio under the senior credit facility will reduce to 4.25:1 in the second and third quarters and to 3.75:1 in the fourth quarter. As a result of the leverage ratio reductions, if the adverse conditions in the economy in general, and in California in particular, continue, and if we are unable to take certain actions, such as reducing or refinancing outstanding debt, it is possible that we may not be in compliance with the leverage ratio in future quarters.  Such noncompliance would constitute an event of default under the senior credit facility. If we were to fail to satisfy our financial covenants and we were unable to negotiate a waiver or amendment of such covenants, the lenders under the credit facility could accelerate repayment of the borrowings and cross-defaults could be triggered under our outstanding bonds.

We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the life of the respective lease.

 At March 31, 2009, we had $26.9 million outstanding in aggregate principal amount of 14½% Senior Discount Notes due 2014. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½ % per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $29.3 million at maturity. Beginning on November 15, 2009, interest will accrue on the 2014 Notes at an annual rate of 14 ½ % per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. On January 25, 2008, CAC made an $8.0 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of these notes at a price that approximated their accreted value. See Note 9 to our Condensed Consolidated Financial Statements.

As of March 31, 2009, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as defined in the indenture governing the 2014 Notes) at 1.51 to 1 and 6.69 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. The indenture permits us to incur indebtedness that (a) is contractually subordinated to the 2014 Notes, (b) has a maturity date after November 15, 2014, and (c) does not provide for payment of cash interest prior to November 15, 2014. The indenture also permits us to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2.0 to 1, and if our consolidated leverage ratio would have been equal to or less than 7.5 to 1, all as determined on a pro forma basis as if such indebtedness had been incurred at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness under the terms of the 2013 and 2014 Notes.  A failure to meet the ratios affects only our ability to incur additional indebtedness and does not constitute a default under these Notes.

As of March 31, 2009, we had $250,000 and $106.2 million outstanding in aggregate principal amount under our 2009 Notes (due December, 2009) and 2013 Notes, respectively. The Company used $13.6 million of proceeds from operations to repurchase a portion of the 2013 Notes in 2008.  See Notes 6 and 7 to our Consolidated Financial Statements.

At March 31, 2009, we had outstanding letters of credit totaling $6.3 million, which served as collateral for our various workers’ compensation insurance programs.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to recoverability of fixed assets, intangible assets, closed restaurants, workers’ compensation insurance, the realization of gross deferred tax assets, tax reserves, and contingent liabilities including the outcome of litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting polices and estimates is included in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 31, 2009.

Litigation Contingency

As discussed in Note 5 to our unaudited consolidated financial statements in Part I of this report, we are subject to employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws in the ordinary course of business.  These claims may divert our financial and management resources that would otherwise be used to benefit our operations. In recent years a number of restaurant companies have been subject to wage and hour class action lawsuits alleging violations of federal and state labor laws.  A number of these lawsuits have resulted in the payment of substantial damages by the defendants.  We are currently a defendant in several wage and hour class action lawsuits.  Since our insurance carriers have denied coverage of these claims, a significant judgment against us could adversely affect our financial condition and adverse publicity resulting from these allegations could adversely affect our business. In an effort to mitigate these adverse consequences, we could seek to settle certain of these lawsuits.  The on-going expense of these lawsuits, and any substantial settlement payment or judgment against us, could adversely affect our business, financial condition, operating results or cash flows.  We have not recorded any reserves for any litigation in our financial statements.

Off-Balance Sheet and Other Arrangements

As of March 31, 2009 and 2008, we had approximately $6.3 million and $13.8 million of borrowing capacity on the revolving portion of our senior credit facility pledged as collateral to secure outstanding letters of credit.

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

A hypothetical 10% fluctuation in the variable interest rate on our existing debt of $54.1 million (current debt balance including revolver less $50.0 million covered by an interest rate swap agreement) as of March 31, 2009 would result in an increase in interest expense of approximately $0.2 million in a given year. We do not consider the change in the fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates as of March 31, 2009 to be material.

To manage or reduce the interest rate risk, the Company may periodically enter into interest rate swap transactions. The Company enters into these contracts with major financial institutions, which may minimize its risk of credit loss. On June 26, 2008, the Company entered into an interest rate swap agreement with an effective date of September 24, 2008 and a maturity date of June 30, 2010. The agreement is based on the notional amount of $50.0 million. Under the terms of the agreement, the Company agreed to make fixed rate payments on the notional amount on a quarterly basis at increasing interest rates ranging from 3.17% to 4.61%, in exchange for receiving payments on the notional amount at a floating rate based on the three-month LIBOR rate, on a quarterly basis. The interest rate swap agreement is intended to reduce interest rate risk associated with variable interest rate debt. At March 31, 2009, the fair value of the interest rate swap was approximately $1.8 million and is included in other noncurrent liabilities on the accompanying condensed consolidated balance sheet.  The fixed interest rate that the Company agreed to pay was higher than the floating rate estimated for the life of the agreement that it will receive, resulting in a $1.8 million liability. The amount of the liability will increase or decrease over the term of the swap agreement based on increases or decreases to the Libor rate.

Item 4T. Controls and Procedures

Our Chief Executive Officer and Senior Vice President of Finance have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2009. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in our SEC filings and submissions is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

There have been no changes in our internal control over financial reporting that occurred during our first 13 weeks ended March 31, 2009.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 5 to our Unaudited Condensed Consolidated Financial Statements in Part I of this Report is incorporated herein by this reference.

Also see our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 31, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders.

On February 11, 2009, at a regular annual meeting of the board of directors of El Pollo Loco Holdings, Inc., the sole shareholder of the Company, the following persons were elected directors of EPL Intermediate, Inc., each with 100 votes in favor:  Andrew R. Heyer, Dean C. Kehler, Griffin Whitney, Jay R. Bloom, Alberto Robaina, John M. Roth, Stephen E. Carley, Dennis Lombardi, Douglas K. Ammerman, Peter Bassi and Steven Shulman.

Item 6. Exhibits.

Exhibit
Number		Description of Documents

10.1	*	Letter Agreement dated February 28, 2009 between Simmons Prepared Foods Inc. and EPL

10.2	*	Letter Agreement dated February 28, 2009 between Tyson Foods and EPL

10.3	*	Letter Agreement dated February 28, 2009 between Koch Foods, Inc. and EPL

10.4	*	Letter Agreement dated February 28, 2009 between Pilgrim’s Pride Corporation and EPL

31.1		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

*  Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a
Confidential Treatment Request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPL INTERMEDIATE, INC

Date: May 12, 2009	By:	/s/ Stephen E. Carley
Stephen E. Carley
President

	By:	/s/ Gary Campanaro
Gary Campanaro
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number		Description of Documents

10.1	*	Letter Agreement dated February 28, 2009 between Simmons Prepared Foods Inc. and EPL

10.2	*	Letter Agreement dated February 28, 2009 between Tyson Foods and EPL

10.3	*	Letter Agreement dated February 28, 2009 between Koch Foods, Inc. and EPL

10.4	*	Letter Agreement dated February 28, 2009 between Pilgrim’s Pride Corporation and EPL

31.1		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

*  Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a
Confidential Treatment Request.