Form 10-Q
period 2009-09-30
EPL Intermediate, Inc.
filed 2009-11-16
CIK 1289728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 16, 2009, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

TABLE OF CONTENTS

Item 1. Financial Statements

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands)

	DECEMBER 31,	SEPTEMBER 30,
	2008	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,076	$20,051
Restricted cash	-	131
Accounts receivable—net	4,472	5,071
Inventories	1,756	1,631
Prepaid expenses and other current assets	4,640	5,640
Income taxes receivable	43	-
Deferred income taxes	1,740	-

Total current assets	13,727	32,524

PROPERTY OWNED—Net	84,321	79,975

PROPERTY HELD UNDER CAPITAL
LEASES—Net	732	568

GOODWILL	252,418	252,418

DOMESTIC TRADEMARKS	103,100	103,100

OTHER INTANGIBLE ASSETS—Net	9,157	8,287

OTHER ASSETS	6,310	12,817

TOTAL ASSETS	$469,765	$489,689

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	DECEMBER 31,	SEPTEMBER 30,
	2008	2009
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$5,000	$-
Current portion of note payable	5,889	-
Current portion of senior secured notes	250	-
Current portion of obligations under capital leases	601	382
Accounts payable	12,441	14,581
Accrued salaries	3,410	2,836
Accrued vacation	2,075	2,054
Accrued insurance	1,723	1,556
Accrued income taxes payable	-	593
Accrued interest	1,658	10,345
Accrued advertising	380	-
Other accrued expenses and current liabilities	6,196	5,537

Total current liabilities	39,623	37,884

NONCURRENT LIABILITIES:
Senior secured notes (2012 Notes)	-	130,193
Senior unsecured notes payable (2013 Notes)	108,163	106,305
PIK Notes (2014 Notes)	25,980	28,846
Note payable—less current portion	93,464	-
Obligations under capital leases—less current portion	2,104	1,848
Deferred income taxes	26,136	46,685
Other intangible liabilities—net	4,883	4,214
Other noncurrent liabilities	12,832	11,159

Total noncurrent liabilities	273,562	329,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding	-	-
Additional paid-in-capital	200,046	199,555
Accumulated Deficit	(43,466)	(77,000)

Total stockholder's equity	156,580	122,555

TOTAL	$469,765	$489,689

See notes to condensed consolidated financial statements.	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended September 30,		39 Weeks Ended September 30,

	2008	2009	2008	2009

OPERATING REVENUE:
Restaurant revenue	$69,653	$63,740	$206,806	$197,444
Franchise revenue	5,232	4,764	15,644	14,357

Total operating revenue	74,885	68,504	222,450	211,801

OPERATING EXPENSES:
Product cost	22,711	20,587	66,948	63,747
Payroll and benefits	18,363	16,621	54,506	52,391
Depreciation and amortization	3,214	3,015	9,305	8,651
Other operating expenses	24,000	23,544	81,667	74,090

Total operating expenses	68,288	63,767	212,426	198,879

OPERATING INCOME	6,597	4,737	10,024	12,922

INTEREST EXPENSE—Net	6,107	9,075	19,724	23,501

OTHER EXPENSE	399	-	399	443

OTHER INCOME	-	-	-	(452)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	91	(4,338)	(10,099)	(10,570)

PROVISION (BENEFIT) FOR INCOME TAXES	43	675	(4,105)	22,964

NET INCOME (LOSS)	$48	$(5,013)	$(5,994)	$(33,534)

See notes to condensed consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	39 Weeks Ended September 30,

	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,994)	$(33,534)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,305	8,651
Stock-based compensation expense	574	390
Interest accretion	2,813	3,336
Gain on disposal of assets	(538)	-
Gain on repurchase of bonds	-	(452)
Asset impairment	1,230	3,200
Amortization of deferred financing costs	1,338	2,799
Amortization of favorable / unfavorable leases	(122)	(142)
Deferred income taxes	(4,171)	22,289
Excess tax benefits related to exercise / cancellation of stock options	31	-
Litigation settlement	10,924	-
Change in fair value of interest rate swap	399	231
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(1,383)	(599)
Inventories	10	125
Prepaid expenses and other current assets	(828)	(1,000)
Income taxes receivable / payable	(102)	636
Other assets	1,357	(141)
Accounts payable	3,777	2,606
Accrued salaries and vacation	(16)	(595)
Accrued insurance	(310)	(167)
Other accrued expenses and current and noncurrent liabilities	5,548	5,739

Net cash provided by operating activities	23,842	13,372

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	1,080	-
Purchase of property	(13,157)	(7,449)
Restricted cash	-	(131)

Net cash used in investing activities	(12,077)	(7,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50	-
Repurchase of common stock	(47)	(881)
Excess tax benefits related to exercise / cancellation of stock options	(31)	-
Capital contribution	12,000	-
Proceeds from borrowings	-	133,850
Payment of obligations under capital leases	(848)	(475)
Payments on debt	(4,343)	(108,603)
Repurchase of notes	(12,812)	(1,470)
Deferred financing costs	-	(9,238)

Net cash (used in) provided by financing activities	(6,031)	13,183

See notes to condensed consolidated financial statements.	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	39 Weeks Ended September 30,

	2008	2009
INCREASE IN CASH AND CASH EQUIVALENTS	$5,734	$18,975

CASH AND CASH EQUIVALENTS— Beginning of period	3,841	1,076

CASH AND CASH EQUIVALENTS— End of period	$9,575	$20,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest (net of amounts capitalized)	$12,696	$9,008

Income taxes	$165	$38

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$1,257	$356

Litigation settlement paid by Chicken Acquisition Corp. on behalf of the Company, treated as a capital contribution	$10,924	$-

See notes to condensed consolidated financial statements.	(concluded)

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

The Company uses a 52-53 week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2008, which ended December 31, 2008, was a 53-week fiscal year. Fiscal year 2009, which will end December 30, 2009, is a 52-week year. For simplicity of presentation, the Company has described the periods ended September 24, 2008 and September 30, 2009 as September 30, 2008 and 2009, respectively.

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

The Company evaluated subsequent events for recognition or disclosure through November 16, 2009, which was the date the Company filed this form 10-Q with the Securities and Exchange Commission.

2. Cash

Restricted cash

As of September 30, 2009 the Company had recorded $0.1 million as restricted cash on the accompanying condensed consolidated balance sheet.  This amount serves as collateral to Bank of America for our remaining Bank of America company credit cards as of September 30, 2009 as the Company transferred the banking relationship to Wells Fargo.

Concentration of credit risk

The Company maintains all of its cash at one commercial bank.  Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits.  Our balances in excess of the FDIC limits are uninsured.

3. Acquisitions of Restaurants

On September 24, 2009, EPL purchased four El Pollo Loco restaurants located in the Atlanta, Georgia area previously owned and operated by an EPL franchisee, Fiesta Brands, Inc., and related assets, and assumed various operating contracts, including the leases, relating to the four purchased restaurants.  EPL will continue to operate the four purchased restaurants. EPL also purchased furniture, fixtures and equipment of five other El Pollo Loco restaurants previously operated by Fiesta Brands, Inc. which have been closed. The purchase price of $1.7 million consisted of cash and was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805-10, Business Combinations. The Company’s allocation of the purchase price to the fair value of the acquired assets was as follows: equipment, $0.4 million and building and leasehold improvements, $1.3 million. Results of operations of the Atlanta restaurants are included in the Company’s financial statements beginning as of the acquisition date.  Fiesta Brands, Inc. is an affiliate of the Company’s principal stockholders and certain Company directors.

4. Other Intangible Assets and Liabilities

Other intangible assets and liabilities consist of the following (in thousands):

	December 31, 2008			September 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Franchise network	$8,000	$(1,425)	$6,575	$8,000	$(1,767)	$6,233
Favorable leasehold interest	5,862	(3,280)	2,582	5,862	(3,808)	2,054
Other intangible assets	$13,862	$(4,705)	$9,157	$13,862	$(5,575)	$8,287

Unfavorable leasehold interest liability	$(9,156)	$4,273	$(4,883)	$(9,156)	$4,942	$(4,214)

Favorable leasehold interest represents the asset in excess of the approximate fair market value of the leases. The amount is being amortized over the approximate average life of the leases and is shown as other intangible assets-net on the accompanying condensed consolidated balance sheet.

Unfavorable leasehold interest liability represents the liability in excess of the approximate fair market value of the leases. The amount is being amortized over the approximate average life of the leases.  This amount is shown as other intangible liabilities-net on the accompanying condensed consolidated balance sheet. Amortization for other intangible assets and liabilities was $221,000 for the 39-week period ended September 30, 2008 and $201,000 for the 39-week period ended September 30, 2009.

The estimated amortization for the Company’s amortizable intangible assets and liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31
2009 (October 1st – December 31st)	$54
2010	130
2011	167
2012	182
2013	244
2014	230

5. Asset Impairment

The Company periodically reviews the performance of company-operated stores on a restaurant-by-restaurant basis for indicators of asset impairment. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. As a result of this review, the Company recorded an impairment charge of approximately $2.0 million in March 2009 for two under-performing company-operated stores that will continue to be operated, and $1.2 million in September 2009 for four under-performing company-operated stores that will continue to be operated. The Company also recorded an impairment charge of approximately $1.2 million in September 2008 for two under-performing company-operated stores that continue to be operated. These impairment charges are included in other operating expenses in the accompanying condensed consolidated statements of operations.

6. Stock-Based Compensation

As of September 30, 2009, options to purchase 289,216 shares of common stock of CAC were outstanding, including 65,740 options that are fully vested. The remaining options partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the seventh anniversary of the grant date or vesting 100% upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC. All options were granted with an exercise price equal to the fair value of the common stock on the date of grant.

Changes in stock options for the nine months ended September 30, 2009 are as follows:

			Weighted-
			Average
			Remaining
		Weighted- Average	Contractual Life	Aggregate Intrinsic
	Shares	Exercise Price	(in Years)	Value (000’s)
Outstanding—December 31, 2008	307,556	$69.42

Grants (weighted-average fair value of $28.29 per share)	15,573	$68.00

Exercised	(13,910)	$5.97

Canceled	(20,003)	$86.43
Outstanding—September 30, 2009	289,216	$71.22	5.7	$-
Vested and expected to vest – September 30, 2009	285,688	$71.22	5.7	$-
Exercisable – September 30, 2009	65,740	$9.10	2.3	$3,872

The intrinsic value is calculated as the difference between the estimated market value as of September 30, 2009 and the exercise price of options that are outstanding and exercisable.

As of September 30, 2009, there was unrecognized compensation expense of $2.9 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 3.7 years or earlier in the event of an initial public offering of our common stock or change in control.

7. Commitments and Contingencies

Legal Matters

On or about April 16, 2004, former managers Haroldo Elias, Marco Ramirez and Javier Rivera filed a purported class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief.  The hearing on Plaintiffs’ motion for class certification is currently scheduled on December 3, 2009.  While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, it is not possible at this time to determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

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

On June 22, 2006, the Company filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company (Arch), seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, the Company in the EPL-Mexico v. EPL-USA trademark litigation settled in June 2008. Following a trial on the merits, the Court issued a final decision on March 2, 2009 in favor of EPL, which Arch has appealed.  The opening brief on appeal has been filed by Arch and the Company’s responsive brief is due November 18, 2009.

In April 2007, Dora Santana filed a purported class action in Superior Court of California for Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. The parties have reached an agreement in principle to settle this matter and are in the process of finalizing that agreement. The classwide settlement requires Court approval.  In the second quarter of 2009, the Company accrued the estimated settlement expense of $0.9 million and it is included in other operating expenses in the accompanying condensed consolidated statement of operations.  The final amount of the settlement could be materially different from the $0.9 million that was accrued depending on a variety of circumstances being met.

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in Superior Court of California for Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. This lawsuit was served on the Company in early September 2008.  The parties have reached an agreement in principle to settle this matter and executed a Memorandum of Understanding in June 2009.  The classwide settlement requires Court approval.  In the second quarter of 2009, the Company accrued the estimated settlement expense of $1.5 million and it is included in other operating expenses in the accompanying condensed consolidated statement of operations. The final amount of the settlement could be materially different from the $1.5 million that was accrued depending on a variety of circumstances being met.

On or about February 2, 2009, Sunset & Westridge, LLC, landlord of a restaurant site in St. George, Utah, filed suit against EPL in California Superior Court for the County of Orange seeking declaratory relief for alleged breach of a commercial lease.  Plaintiff alleges that the Company wrongfully terminated the lease in question, citing force majeure delays as justification for missing the delivery date on the property.  The claim settled during a private mediation in November for an immaterial amount.

On or about May 26, 2009 in Superior Court in Orange County, California, Martin Penaloza, a former Assistant Manager, filed a purported class action on behalf of all non-exempt employees.  The claims, requested remedies, and potential class in this case overlap those in the Delgado and Santana cases discussed above.  The settlement of this matter is included in the settlement of the Delgado and Santana lawsuits.

On or about September 21, 2009 in Superior Court in Los Angeles County, California, Oscar Ventura, a former employee filed a purported class action on behalf of all non-exempt employees.  In addition to the same claims, requested remedies and potential class as the Delgado and Penaloza actions discussed above, this lawsuit adds claims for uniform deductions and failure to reimburse for mileage in violation of California labor statutes.  While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, it is not possible at this time to determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment.

The Company is also involved in various other claims and legal actions that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these other actions will have a material adverse effect on the Company’s financial position, results of operations, liquidity and capital resources. A significant increase in the number of claims or significant cash payments resulting from successful claims against the Company or settlements could have a material adverse affect on the Company’s business, financial condition, results of operation and cash flows. Except for a $2.4 million accrual for the estimated settlements of the Delgado and Santana cases, the Company has not recorded any reserves for litigation contingencies.

Purchasing Commitments

The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants, respectively, which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 with an estimated Company obligation totaling $4.8 million remaining as of September 30, 2009.

In March 2009, EPL executed contracts with two chicken suppliers that are effective March 2009 and extend for two years.  The agreements provide for prices and minimum quantities of chicken that EPL must purchase from each supplier.  The Company’s remaining obligation under the contracts at September 30, 2009 was approximately $19.7 million.

8. Senior Secured Notes (2009 Notes)

In December 2003, EPL issued the 2009 Notes, consisting of $110.0 million of senior secured notes accruing interest at 9.25% per annum, due December 2009. In May of 2009, the Company repurchased, at par, the remaining outstanding $250,000 balance of these Notes.

9. Senior Secured Notes (2012 Notes)

On May 22, 2009, EPL issued $132,500,000 aggregate principal amount of 11 3/4% senior secured notes due December 1, 2012 (the “2012 Notes”) in a private placement.  EPL sold the 2012 Notes at an issue price equal to 98.0% of the principal amount, resulting in gross proceeds to EPL of $129,850,000 before expenses and fees.  At September 30, 2009, the Company had $130.2 million outstanding in aggregate principal amount of the 2012 Notes. The principal value of the 2012 Notes will increase (representing accretion of original issue discount) from the date of original issuance so that the accreted value of the 2012 Notes will be equal to the full principal amount of $132.5 million at maturity. Interest is payable each year in June and December beginning December 1, 2009. The 2012 Notes are guaranteed by Intermediate and are secured by a second priority lien on substantially all of the Company’s assets, which includes all of the outstanding common stock of EPL.  The 2012 Notes may be redeemed at a premium, at the discretion of EPL, after March 1, 2011, or sooner in connection with certain equity offerings. If EPL undergoes certain changes of control, each holder of the notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount.  The Indenture governing the 2012 Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to incur additional indebtedness; pay dividends or certain restricted payments; make certain investments; sell assets; create liens; merge; and enter into certain transactions with its affiliates.

In connection with the issuance of the 2012 notes, EPL filed a registration statement on Form S-4 with the SEC in October 2009 and such registration statement is required to become effective within 240 days after the issuance of the 2012 Notes to enable the  holders to exchange the privately placed 2012 Notes for publicly registered notes with, subject to limited exceptions, identical terms.  If such deadline is not satisfied, or if the exchange of the 2012 Notes is not completed by 360 days after the issuance of the 2012 Notes, the interest rate borne by the Notes will be increased by one-quarter of one percent per annum on a quarterly basis; provided that the aggregate increase in such annual interest rate may in no event exceed one percent.

EPL incurred direct finance costs of approximately $9.1 million in connection with this offering. Included in these costs are the estimated costs incurred for the registration statement. These costs have been capitalized and are included in other assets in the accompanying balance sheets, and the related amortization is reflected as a component of interest expense in the accompanying condensed consolidated statement of operations. The Company used the net proceeds from the 2012 Notes to repay the credit facility with Merrill Lynch, Bank of America, et al (see Note 11) and its 9.25% Senior Secured Notes due 2009 (see Note 8), and for general corporate purposes.

10. Senior Unsecured Notes Payable (2013 Notes)

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

In October 2006, EPL completed the exchange of the 2013 Notes for registered, publicly tradable notes that have substantially identical terms as the 2013 Notes. The costs incurred in connection with the offering of the 2013 Notes have been capitalized and are included in other assets in the accompanying balance sheets, and the related amortization is reflected as a component of interest expense in the accompanying condensed consolidated financial statements. The Company used the proceeds from the 2013 Notes to purchase substantially all of the outstanding 2009 Notes (see Note 8).

As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes, the 2012 Notes and the 2014 Notes (see Notes 9 and 13) have restrictions that limit distributions or dividends that may be paid by EPL to Intermediate. Conditions that would allow for distributions or dividends to be made include compliance with a fixed charge coverage ratio test (as defined in the applicable indentures) and cash received from the proceeds of new equity contributions. As of September 30, 2009, we are restricted from incurring additional indebtedness, as EPL does not currently meet the 2.0 to 1 fixed charge coverage ratio required under our 2012 and 2013 Notes. This restriction does not apply to the existing loan availability of $6.2 million under the revolving line of credit. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances.

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

11. Notes Payable to Merrill Lynch, Bank of America, et al and Revolving Credit Facility

On November 18, 2005, EPL entered into a senior secured credit facility with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The credit facility provided for a $104.5 million term loan and $25.0 million in revolving availability. The Company repaid the credit facility in full in May 2009 with the proceeds of the 2012 Notes and replaced the revolving loan with the new credit facility described in Note 12.

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

In the past, to help mitigate risk, we entered into an interest rate swap agreement.  The agreement was terminated in the second quarter of 2009.  The interest rate swap agreement was intended to reduce interest rate risk associated with variable interest rate debt.  The Company had $0.2 million in expense for the 39 weeks ending September 30, 2009, respectively, related to the change in the fair value of the interest rate swap agreement.

12. Revolving Credit Facility

On May 22, 2009, EPL entered into a credit agreement (the "Credit Facility") with Intermediate as guarantor, Jefferies Finance LLC, as administrative and syndication agent and the various lenders. The Credit Facility provides for a $12.5 million revolving line of credit with borrowings limited at any time to the lesser of (i) $12.5 million or (ii) the Company’s consolidated cash flow for the most recently completed trailing twelve consecutive months.  Utilizing the Credit Facility, $6.3 million of letters of credit were issued and outstanding as of September 30, 2009.

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

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) incur additional indebtedness or issue preferred stock; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) make certain restricted payments; (vi) make investments, loans or advances; (vii) make certain acquisitions; (viii) engage in certain transactions with affiliates; (ix) change the Company’s lines of business or fiscal year; and (x) engage in speculative hedging transactions. In addition, the Credit Agreement requires the Company to maintain, on a consolidated basis, a minimum level of consolidated cash flow at all times.  As of September 30, 2009, the Company was in compliance with all of the financial covenants contained in the Credit Facility and had $6.2 million available for borrowings under the revolving line of credit.

13. PIK Notes (2014 Notes)

At December 31, 2008 and September 30, 2009, the Company had $26.0 million and $28.8 million, respectively, outstanding in aggregate principal amount of the 2014 Notes. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 1/2% per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $29.3 million at maturity.

Beginning on November 15, 2009, cash interest will accrue on the 2014 Notes at an annual rate of 14 1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. The indenture restricts the ability of Intermediate and its subsidiaries to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items. The indenture also limits the ability of EPL or other subsidiaries to make dividend or other payments to Intermediate and for Intermediate to make payments to Holdings (see Note 10).

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

14. Income Taxes

The Company’s taxable income or loss is included in the consolidated federal and state income tax returns of CAC. The Company records its provision for income taxes based on its separate stand-alone operating results using the asset and liability method.

The Company has determined that the total amount of unrecognized tax benefits was $0.7 million as of December 31, 2008 and September 30, 2009. The Company will continue to classify income tax penalties and interest as part of the provision for income taxes in its Consolidated Statements of Operations. The Company has not recorded accrued interest and penalties on uncertain tax positions as of September 30, 2009. The Company’s liability for uncertain tax positions is reviewed periodically and is adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new uncertain tax positions, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

The Company recorded a full valuation allowance of $21.3 million in June 2009 to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, the Company made judgments and estimates related to future taxable income and existing facts and circumstances.  The Company believes that the valuation allowance recorded at September 30, 2009 is appropriate for the circumstances. However, subsequent changes in facts and circumstances that affect the Company’s judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the valuation allowance.

15. New Accounting Pronouncements

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

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value, which amends the guidance in ASC 820, Fair Value Measurements and Disclosures, to provide guidance on fair value measurement of liabilities.   If a quoted price in an active market is not available for an identical liability, ASU 2009-05 requires companies to compute fair value by using quoted prices for an identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another valuation technique that is consistent with the guidance is ASC 820.  ASU 2009-05 will be effective for interim and annual periods beginning after its issuance and is not expected to have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition.  ASU 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price.  In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements.  ASU 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010.  This is not expected to have a material impact on the Company’s financial position or results of operations.

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

We use a 52-53 week fiscal year ending on the last Wednesday of the calendar year. For simplicity of presentation, we have described the periods ended September 24, 2008 and September 30, 2009 as September 30, 2008 and 2009, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2008, which ended December 31, 2008, was a 53-week fiscal year. Fiscal year 2009 which will end December 30, 2009, is a 52-week fiscal year.

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

Our store counts at September 30, 2009 and 2008, and December 31, 2008 are set forth below:

El Pollo Loco Restaurants
	September 30,		December 31,
	2008	2009	2008
Company-owned	163	171	165
Franchised	248	244	248
System-wide	411	415	413

During the nine months ended September 30, 2009, the Company opened three new restaurants, purchased four restaurants from a franchisee and closed one restaurant. During this same nine-month period, our franchisees opened six new restaurants, closed six restaurants and sold four restaurants to the Company.

We plan to open a total of four company-operated restaurants in fiscal 2009 in an effort to conserve capital. We believe our franchisees will open a total of eight new restaurants in fiscal 2009.  We anticipate fewer restaurant openings for both the Company and our franchisees in 2010 compared to this year, due in part to the difficulty franchisees continue to have in obtaining financing in this challenging economy and the overall impact the current economic crisis has had on our business. The growth in new restaurant openings and the rate of restaurant closings have been, and are expected to continue to be, negatively impacted by the economic climate, as discussed below.  In response to the credit crisis, we are adjusting our growth strategy to focus on a new generation (Gen3) reduced cost restaurant that we believe will appeal to both single unit and multi-unit franchisees.  The Gen3 is designed to offer the same features (with fewer seats and no salsa bar) of a typical 2,600 square foot free-standing drive-thru restaurant, at about half the cost.  The Gen3, which will range from 1,800 to 2,200 square feet, will have reduced construction costs and a shorter build-out period than our existing restaurant design.

At the end of the third quarter of 2009, we had 16 restaurants open in new markets east of the Rockies. The 16 open stores are experiencing a wide range of sales volumes, and a majority of them have sales volumes that are significantly less than the chain average due to the lack of brand awareness in the new markets.

Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters our comparable restaurant base for the calculation of same-store sales the first full week after the 15-month anniversary of its opening. For the 13 weeks ended September 30, 2009, same-store sales for restaurants system-wide decreased 10.1%, and for the 39 weeks ended September 30, 2009, same-store sales for restaurants system-wide decreased 7.6%, compared to the corresponding periods in 2008. System-wide same-store sales include same-store sales at all company-owned stores and franchise-owned stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenues) and contribute to advertising pools based on a percentage of their sales.  Same-store sales at company-operated restaurants decreased 9.1% for the 13 weeks ended September 30, 2009, and same-store sales at company-operated restaurants decreased 7.2% for the 39 weeks ended September 30, 2009, compared to the corresponding periods in 2008.

Changes in company-operated restaurant revenue are due to changes in the number of company-operated restaurants and to increases or decreases in same-store sales, which may include price, menu mix and transaction volume changes. We implemented menu price increases in January, May and October 2008. Beginning in the third quarter of 2008, the depressed economy and increased unemployment, especially in California, negatively impacted our transaction volume and average check. Consumers are eating out less, and when they do eat out, are more sensitive to price increases and are looking for specials and promotions. This has an impact on both same-store sales and on restaurant margins. Due to these economic conditions and intense competition, there is no assurance that we will be able to increase prices in the future to offset the declines in transaction volume and average check.  The depressed economic and employment conditions in the first nine months of 2009 resulted in our first decline in nine-month same-store sales since 2000.  We expect the remainder of 2009 and 2010 to be just as challenging.   Many other factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics. In California, our largest market, at September 30, 2009, unemployment was 12.2% compared to 9.8% nationally.

Franchise revenue consists of royalties, initial franchise fees, help desk revenue and franchise rental income. Royalties average 4% of the franchisees’ net sales. New franchise restaurant growth is dependent on our ability to sign development agreements with experienced franchisees in new and existing markets.   As of September 30, 2009, we had commitments from franchisees to open 129 restaurants at various dates through 2015. However, the current adverse economic and liquidity conditions have caused some franchisees to delay the opening of new restaurants under existing development agreements.  As a result of these conditions, we estimate that as few as 45 of those restaurants could open through 2015. Additionally, some of our franchisees have incurred significant loss of cash flow due to declining sales in their El Pollo Loco restaurants or other restaurant concepts they operate, which could result in restaurant closures in the future.  Due in part to the adverse economic conditions, one developing franchisee filed for bankruptcy in 2008 and another developing franchisee filed for bankruptcy in 2009, resulting in the closure of six franchise restaurants in 2009 (excluding the four restaurants that were purchased by the Company from Fiesta Brands, Inc.).

As of October 30, 2009 we were legally authorized to market franchises in 44 states. We have entered into development agreements that usually result in area development fees being recognized as the related restaurants open. Due to the recession and associated liquidity crisis, most of our developing franchisees are having a difficult time obtaining financing for new restaurants. This has had the effect of slowing development of new El Pollo Loco restaurants, especially in new markets.   In addition, the current economic conditions have had a negative effect on our ability to recruit and financially qualify new single-unit and developing franchisees. We expect these trends to continue at least through 2009 and into 2010. We expect that many of the franchisees who have development agreements will not be able to meet the new unit opening dates required under their agreements.

 We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in other operating expenses. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

Product cost, which includes food and paper costs, is our largest single expense. Chicken accounts for the largest part of product cost, which was approximately 14.1% of revenue from company-owned restaurants in the first nine months of 2009.  These costs are subject to increase or decrease based on commodity cost changes and depend in part on the success of controls we have in place to manage product cost in the restaurants. We currently have four contracts for chicken that were effective as of March 1, 2009, at higher prices than the expiring contracts.  Two of the contracts have a floor and ceiling price for chicken and are for a term of two years.  The other two contracts are one year with fixed pricing for the term of the agreement.  We implemented price increases in January, May and October 2008 that partially mitigated the impact of higher chicken prices. At present the overall cost of chicken is projected to be neutral in 2010.   However, under lying commodity costs for corn and soybean meal, and the export market for these commodities and chicken are  subject to weather conditions as well as foreign and domestic government actions.

Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation, including minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. The state of California (or largest market) increased the minimum wage from $7.50 per hour to $8.00 per hour effective January 1, 2008. The federal minimum wage increased from $5.85 to $6.55 per hour effective July 24, 2008 and increased to $7.25 per hour effective July 24, 2009. The Company implemented menu price increases totaling approximately 3.7% throughout 2008 in order to help mitigate the impact on profits of the minimum wage increase and commodity increases. There is no assurance that we will be able to increase menu prices in the future to offset these increased costs. Workers’ compensation insurance costs are subject to a number of factors, including the impact of legislation. We have seen an overall reduction in the number of workers’ compensation claims due to employee safety initiatives that we implemented which has resulted in a reduction in our workers’ compensation expense compared to prior years.

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

General and administrative expense includes all corporate and administrative functions that support existing operations and provide the infrastructure to facilitate our growth. These expenses are impacted by litigation costs, rating agency fees, directors and officers insurance, compliance with laws relating to corporate governance and public disclosure, and audit fees. We do expect that litigation expenses could be high in 2009 due to the ongoing wage and hour class action lawsuits.

Results of Operations

Our operating results for the 13 weeks ended September 30, 2008 and 2009 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended
	September 30,
	2008	2009

Operating Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	32.6	32.3
Payroll and benefits	26.4	26.1
Depreciation and amortization	4.6	4.7
Other operating expenses	34.5	36.9
Operating income	9.5	7.4
Interest expense-net	8.8	14.2

Other expense	0.6	0.0

Income (loss) before provision for income taxes	0.1	(6.8)
Provision for income taxes	0.1	1.1
Net income (loss)	0.1	(7.9)
Supplementary Operating Statement Data:
Restaurant other operating expense	22.9	24.7
Franchise expense	1.5	1.5
General and administrative expense	10.1	10.7
Total other operating expenses	34.5	36.9

13 Weeks Ended September 30, 2009 Compared to 13 Weeks Ended September 30, 2008

Restaurant revenue decreased $6.0 million, or 8.5%, to $63.7 million for the 13 weeks ended September 30, 2009 from $69.7 million for the 13 weeks ended September 30, 2008. This decrease was primarily due to a reduction of $6.1 million in restaurant revenue resulting from a 9.1% decrease in company-operated same-store sales for the 2009 period from the 2008 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s fifteen-month anniversary. The components of the company-operated comparable sales decrease were price increases totaling approximately 1.3% from October 2008, a transaction decrease of 6.8%, and a menu mix decrease of 3.6%. The menu mix decrease is a result of deeper discounting in the current period and customers switching to lower priced menu items.  The company-operated same-store sales decrease reflects intense competition and a general sales softness in the QSR industry due to higher unemployment, the recession and other adverse economic and consumer confidence factors that escalated in 2009 and are expected to continue through the remainder of 2009 and into 2010.  The decrease was also due to lost sales of $0.7 million from the closure of three company-operated restaurants in 2008 and one company-operated restaurant in 2009.  The decrease was partially offset by an increase in restaurant revenue of $0.1 million from five restaurants opened in 2008 and also by $0.7 million from three restaurants opened in 2009.

Franchise revenue decreased $0.4 million, or 9.0%, to $4.8 million for the 13 weeks ended September 30, 2009 from $5.2 million for the 13 weeks ended September 30, 2008. This decrease is due primarily to lower royalties and percentage rent income, which are based on sales, resulting from an 11.0% decrease in franchise-operated same-store sales for the 2009 period from the 2008 period.  Franchise-operated same-store sales were impacted by the same adverse factors that affected company-operated same-store sales described above. The decrease in franchise revenue was partially offset by $0.2 million in revenue recognized due to the termination of the development agreement with our Atlanta franchisee.

Product costs decreased $2.1 million, or 9.4%, to $20.6 million for the 13 weeks ended September 30, 2009 from $22.7 million for the 13 weeks ended September 30, 2008. This decrease resulted primarily from lower sales due to the decrease in company-operated same-store sales for the 2009 period.

  Product cost as a percentage of restaurant revenue was 32.3% for the 13 weeks ended September 30, 2009 compared to 32.6% for the 13 weeks ended September 30, 2008. This 0.3% decrease resulted primarily from the menu price increases taken in October 2008, partially offset by increases in commodity costs and higher and more frequent discounting in the current period. Overall, we expect continued pressure on commodity costs in 2009.

Payroll and benefit expenses decreased $1.7 million, or 9.5%, to $16.6 million for the 13 weeks ended September 30, 2009 from $18.4 million for the 13 weeks ended September 30, 2008.  This decrease resulted primarily from fewer employees needed to support the lower sales volume for the 2009 period and also due to lower workers’ compensation expense attributed to lower estimated costs for our current claims.

As a percentage of restaurant revenue, these costs decreased 0.3% to 26.1% for the 2009 period from 26.4% for the 2008 period due to an adjustment to our workers’ compensation accrual in the current period due to lower estimated costs for our current claims partially off set by higher labor costs as a percentage of revenue due to the deleverage caused by the decreasing sales.

Depreciation and amortization decreased $0.2 million, or 6.2%, to $3.0 million for the 13 weeks ended September 30, 2009 compared to $3.2 million for the 13 weeks ended September 30, 2008. This decrease is mainly attributed to a portion of the point of sale equipment in our restaurants becoming fully depreciated at the end of 2008.

 These costs as a percentage of restaurant revenue increased 0.1% to 4.7% for the 2009 period compared with 4.6% for the 2008 period.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, decreased $0.2 million, or 1.1%, to $15.7 million for the 13 weeks ended September 30, 2009 from $15.9 million for the 13 weeks ended September 30, 2008. This decrease is mainly attributed to the reasons noted below.

Restaurant other operating expense as a percentage of revenue increased to 24.7% for the 2009 period from 22.9% for the 2008 period. The increase in operating costs as a percentage of revenue was due to a 1.2% increase in occupancy costs as a percentage of revenue, which was primarily a result of higher rent expense in the current period mainly due to new stores in the current period, higher general liability expense in the current period which was attributed to increased claims litigation in the current period and also to the deleverage caused by the decreasing sales. The increase was also attributed to higher repair and maintenance cost in the current period of 0.3% as a percentage of restaurant revenue.  The expense was higher as the timing of repairs can fluctuate, and also due to the deleverage caused by the lower sales in the current period. The increase was also attributed to higher credit card and bank fees of 0.2% as a percentage of revenue which was due to a higher number of credit card transactions and increased credit card fees and also due to higher bank fees attributed to our transition to a new bank.  The increase was partially offset by lower advertising expense of 0.1% as a percentage of revenue. Advertising expense each quarter may be above or below our planned annual rate of approximately 4% of revenue, depending on the timing of marketing promotions and the relative weights and price of media spending.  The increase in restaurant other operating expense as a percentage of revenue was also partially offset by a decrease of 0.2% in utilities as a percentage of revenue which was mainly due to lower natural gas prices in the current period ..

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense remained flat at $1.0 million for the 13 weeks ended September 30, 2009 and 2008.

General and administrative expense decreased $0.2 million, or 3.3%, to $6.8 million for the 13 weeks ended September 30, 2009 from $7.0 million for the 13 weeks ended September 30, 2008. The decrease was attributed to lower salaries and wages of $0.4 million due to lower headcount, lower legal fees of $0.4 million in the current period, lower meetings expense of $0.3 million due to cost saving initiatives, and lower travel expense of $0.2 million also due to cost saving initiatives.  The decrease was partially offset by higher bonus expense of $1.1 million as in the prior year period we reduced our bonus accrual by $1.2 million and we accrued $0.3 million for bonuses in the current period.

General and administrative expense as a percentage of revenue increased 0.6% to 10.7% for the 13 weeks ended September 30, 2009 from 10.1% for the 13 weeks ended September 30, 2008. This increase was mainly due to lower revenue.  The increase was partially offset by the reasons noted above.

Interest expense, net of interest income, increased $3.0 million, or 48.6%, to $9.1 million for the 13 weeks ended September 30, 2009 from $6.1 million for the 13 weeks ended September 30, 2008. Our average debt balances for the 2009 period increased to $267.0 million compared to $247.7 million for the 2008 period and our average interest rate increased to 11.97% for the 2009 period compared to 9.41% for the 2008 period.

The Company had $0.4 million in other expense in the 2008 period primarily related to the change in the fair value of the interest rate swap agreement.  The fixed interest rate that the Company agreed to pay was higher than the floating rate estimated for the life of the agreement.  The Company terminated the interest rate swap agreement in the second quarter of 2009.

Our provision for income taxes consisted of an income tax expense of $0.7 million and income tax expense of $43,000 for the 13-week periods ended September 30, 2009 and 2008, respectively.

As a result of the factors above we had a net loss of $5.0 million and net income of $48,000 for the 13 weeks ended September 30, 2009 and 2008, respectively, or (7.9)% and 0.1% as a percentage of restaurant revenue, respectively.

39 Weeks Ended September 30, 2009 Compared to 39 Weeks Ended September 30, 2008

Our operating results for the 39 weeks ended September 30, 2008 and 2009 are expressed as a percentage of restaurant revenue below:

	39 Weeks Ended
	September 30,
	2008	2009

Operating Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	32.4	32.3
Payroll and benefits	26.4	26.5
Depreciation and amortization	4.5	4.4
Other operating expenses	39.5	37.5
Operating income	4.8	6.5
Interest expense-net	9.5	11.9
Other expense	0.2	0.2
Other income	0.0	(0.2)
Loss before provision for income taxes	(4.9)	(5.4)
Provision (benefit) for income taxes	(2.0)	11.6
Net loss	(2.9)	(17.0)
Supplementary Operating Statement Data:
Restaurant other operating expense	22.5	23.6
Franchise expense	1.5	1.5
General and administrative expense	15.5	12.4
Total other operating expenses	39.5	37.5

Restaurant revenue decreased $9.4 million, or 4.5%, to $197.4 million for the 39 weeks ended September 30, 2009 from $206.8 million for the 39 weeks ended September 30, 2008. This decrease was primarily due to a reduction of $14.6 million in restaurant revenue resulting from a 7.2% decrease in company-operated same-store sales for the 2009 period compared to the 2008 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s fifteen-month anniversary. The components of the company-operated comparable sales decrease were price increases totaling approximately 2.2% in May, October and various other times after March 31, 2008, a transaction decrease of 2.7%, and a menu mix decrease of 6.7%. The menu mix decrease is a result of deeper discounting in the current period and customers switching to lower priced menu items. The company-operated same-store sales decrease reflects intense competition and a general sales softness in the QSR industry due to higher unemployment, the recession and other adverse economic and consumer confidence factors that escalated in 2009 and are expected to continue through the remainder of 2009 and into 2010.  The decrease was also due to lost sales of $1.6 million from the closure of three company-operated restaurants in 2008 and one company-operated restaurant in 2009.  The decrease was partially offset by an increase in restaurant revenue of $5.2 million from ten restaurants opened in 2007 and 2008 and also by $1.6 million from three restaurants opened in 2009.

Franchise revenue decreased $1.2 million, or 8.2%, to $14.4 million for the 39 weeks ended September 30, 2009 from $15.6 million for the 39 weeks ended September 30, 2008. This decrease is due primarily to decreased development fees which are attributed to fewer franchised restaurant openings in the current period and also due to lower royalties and percentage rent income, which are based on sales, resulting from an 8.0% decrease in franchise-operated same-store sales for the 2009 period from the 2008 period.  Franchise-operated same-store sales were impacted by the same adverse factors that affected company-operated same-store sales described above.

Product costs decreased $3.2 million, or 4.8%, to $63.7 million for the 39 weeks ended September 30, 2009 from $66.9 million for the 39 weeks ended September 30, 2008. This decrease resulted primarily from lower sales due to the decrease in company-operated same-store sales for the 2009 period.

Product cost as a percentage of restaurant revenue was 32.3% for the 39 weeks ended September 30, 2009 compared to 32.4% for the 39 weeks ended September 30, 2008. The menu price increases taken in May and October 2008 offset the majority of increases in commodity costs and the impact of the increased discounting in the current period. Overall, we expect continued pressure on commodity costs in 2009.

Payroll and benefit expenses decreased $2.1 million, or 3.9%, to $52.4 million for the 39 weeks ended September 30, 2009 from $54.5 million for the 39 weeks ended September 30, 2008. This decrease resulted primarily from fewer employees needed to support the lower sales volume for the 2009 period.

As a percentage of restaurant revenue, these costs increased 0.1% to 26.5% for the 2009 period from 26.4% for the 2008 period due to the decrease in restaurant revenue.

Depreciation and amortization decreased $0.6 million, or 7.0%, to $8.7 million for the 39 weeks ended September 30, 2009 compared to $9.3 million for the 39 weeks ended September 30, 2008. This decrease is mainly attributed to a portion of the point of sale equipment in our restaurants becoming fully depreciated at the end of 2008.

 These costs as a percentage of restaurant revenue decreased slightly to 4.4% for the 2009 period compared with 4.5% for the 2008 period.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $0.1 million, or 0.1%, to $46.7 million for the 39 weeks ended September 30, 2009 from $46.6 million for the 39 weeks ended September 30, 2008. This increase is mainly attributed to new restaurants and the reasons noted below.

Restaurant other operating expense as a percentage of revenue increased to 23.6% for the 2009 period from 22.5% for the 2008 period. The increase in operating costs was due to a 0.8% increase in occupancy costs as a percentage of revenue, which was primarily a result of higher rent expense in the current period mainly due to new stores in the current period and higher general liability expense which was attributed to increased claims litigation in the current period. The increase was also attributed to higher advertising expense of 0.2% as a percentage of revenue. Advertising expense each quarter may be above or below our planned annual rate of approximately 4% of revenue, depending on the timing of marketing promotion and the relative weights and price of media spending. The increase was also attributed to higher credit card and bank fees of 0.2% as a percentage of revenue which was due to a higher number of credit card transactions and increased credit card fees. The increase in restaurant other operating expense was partially offset by a decrease of 0.3% in utilities as a percentage of revenue which was mainly due to lower natural gas prices in the current period and also a 0.1% decrease in preopening costs as a percentage of revenue due to fewer stores opened in the current period.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense decreased slightly to $2.9 million for the 39 weeks ended September 30, 2009 compared to $3.0 million for the 39 weeks ended September 30, 2008.

General and administrative expense decreased $7.6 million, or 23.6%, to $24.5 million for the 39 weeks ended September 30, 2009 from $32.1 million for the 39 weeks ended September 30, 2008. The decrease was primarily attributed to lower legal fees due to a $10.7 million expense in the prior period to settle the EPL-Mexico v. EPL-USA trademark litigation that did not recur in the current period.  The decrease was also due to lower salaries and wages of $0.7 million due to decreased headcount and also to lower travel and entertainment expenses of $0.7 million in the current period due to the Company’s focus on reducing expenses, and decreased meetings expense of $0.3 million which is also attributed to the cost savings initiatives.  The decrease was partially offset by increased impairment charges in the current period of $2.0 million, which was due to three under-performing company-operated stores that will continue to operate, legal settlement accruals in the current period of $2.4 million, higher bonus expense of $0.6 million in the current period which was mainly due to the $1.2 million bonus accrual reversed in the prior year third quarter and a gain on sale of land of $0.3 million in the 2008 period that did not recur in the 2009 period.

General and administrative expense as a percentage of revenue decreased 3.1% to 12.4% for the 39 weeks ended September 30, 2009 from 15.5% for the 39 weeks ended September 30, 2008. This decrease was attributed to the reasons noted above and was partially offset due to lower revenue.

Interest expense, net of interest income, increased $3.8 million, or 19.2%, to $23.5 million for the 39 weeks ended September 30, 2009 from $19.7 million for the 39 weeks ended September 30, 2008. Our average debt balances for the 2009 period increased to $254.5 million compared to $254.1 million for the 2008 period and our average interest rate increased to 10.1% for the 2009 period compared to 9.77% for the 2008 period. The increase in interest expense was also attributed to the write off of deferred finance costs related to our credit facility which was paid in full in May 2009.

The Company had $0.4 million in other expense in the 2009 and 2008 period primarily related to the change in the fair value of the interest rate swap agreement.  The fixed interest rate that the Company agreed to pay was higher than the floating rate estimated for the life of the agreement.  The Company terminated the interest rate swap agreement in the second quarter of 2009.

The Company had $0.5 million in other income in the 2009 period attributed to a net gain on the repurchase of a portion of the 2013 Notes.  This gain is net of the portion of the deferred finance costs associated with the notes.

Despite having a loss for the 39 weeks ended September 30, 2009, our provision for income taxes consisted of an income tax expense of $23.0 million as we recorded a full valuation allowance of $21.3 million against our deferred tax assets in the current period.  We had an income tax benefit of $4.1 million for the 39-week period ended September 30, 2008.

As a result of the factors above we had a net loss of $33.5 million and $6.0 million for the 39 weeks ended September 30, 2009 and 2008, respectively, or (17.0)% and (2.9)% as a percentage of restaurant revenue, respectively.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. At September 30, 2009, our total debt was $267.6 million, compared to $241.5 million at December 31, 2008. See “Debt and Other Obligations” below. Our ability to make payments on our indebtedness, and to fund planned capital expenditures will depend on our available cash and our ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash (including approximately $17 million available as capital contributions from CAC) and the approximately $6.2 million that EPL had available at September 30, 2009, under its credit agreement will be adequate to meet our liquidity needs for at least the next 12 months. The current economic crisis and resulting severely constrained liquidity conditions, however, could make it more difficult or costly for us to obtain debt financing or to refinance our existing debt if it becomes necessary, and could make sources of liquidity unavailable. See “Debt and Other Obligations” below.

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

On January 25, 2008, CAC made an $8 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of the outstanding 14.5% senior discount notes due 2014 (see Note 13 to our Condensed Consolidated Financial Statements) at a price that approximated their accreted value. In May of 2008, CAC made a $4.0 million capital contribution to the Company that was used for normal operating purposes.  In June 2008 CAC paid a litigation settlement payment of $10,722,860 on behalf of EPL.  This payment was accounted for as a capital contribution by CAC to EPL. CAC may make future capital contributions to the Company and EPL for general corporate purposes.

In the nine-month period ended September 30, 2009, our capital expenditures totaled $7.4 million, consisting of $3.5 million for new restaurants, $1.7 million for the purchase of the four Atlanta stores and related assets from Fiesta Brands, Inc., $1.3 million for capitalized repairs of existing sites, $0.6 million related to other projects and $0.3 million related to remodels. Due to a reduced number of expected new store openings in 2009 compared to prior years, we expect our capital expenditures for 2009 to be approximately $10.0 million.

Cash and cash equivalents, including restricted cash, increased $19.1 million from $1.1 million at December 31, 2008 to $20.2 million at September 30, 2009. See “Working Capital and Cash Flows” below for information explaining this increase.  We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.  If we acquire additional restaurants from franchisees, our debt service requirements could increase.  In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions.  If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity.  We cannot provide assurance that we will be able to refinance any of our indebtedness, if necessary, on commercially reasonable terms or at all.

As discussed in Note 7, Commitments and Contingencies, we are involved in various lawsuits, including wage and hour class action lawsuits.  In order to mitigate the adverse effects of these cases, such as on-going legal expense, diversion of management time, and the risk of a substantial judgment against us (which could occur even if we believe we have a strong legal basis for our position), we may seek to settle these cases.  Any substantial settlement payments or damage awards against us if the cases go to trial could have a material adverse effect on our liquidity and financial condition.

As a holding company, the stock of EPL constitutes our only material asset. EPL conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to us and currently has restrictions that limit distributions or dividends to be paid by EPL to us. Furthermore, subject to certain restrictions, EPL is permitted under the terms of EPL’s senior secured credit facilities and the indentures governing the 2012 Notes, 2013 Notes and 2014 Notes to incur additional indebtedness that may severely restrict or prohibit EPL from making distributions or loans, or paying dividends, to us.

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

During the 39 weeks ended September 30, 2009, our cash and cash equivalents, including restricted cash, increased by $19.1 million to $20.2 million from the period ended December 31, 2008. This increase was due to the $129.9 million of cash proceeds received from our 2012 Note offering, $4.0 million from short-term borrowings under our prior revolver facility and $13.4 million from our operating activities.  These increases were partially offset by the $108.6 million used to payoff our bank term loan and revolver, $9.2 million in fees and costs incurred primarily in connection with the 2012 Note offering and $7.4 million for capital expenditures.  The $5.8 million decline in purchases of property for the 39 week period 2009 compared to 2008 was mainly due to decreased spending on new restaurants as we had fewer openings in the current period.

Debt and Other Obligations

On May 22, 2009, EPL entered into a credit agreement (the "Credit Facility") with Intermediate as guarantor, Jefferies Finance LLC, as administrative and syndication agent, and the various lenders. The Credit Facility provides for a $12.5 million revolving line of credit with borrowings limited at any time to the lesser of (i) $12.5 million and (ii) the Company’s consolidated cash flow for the most recently completed trailing twelve consecutive months.  EPL has $6.3 million of letters of credit outstanding as of September 30, 2009 (see Note 12).

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

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) incur additional indebtedness or issue preferred stock; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) make certain restricted payments; (vi) make investments, loans or advances; (vii) make certain acquisitions; (viii) engage in certain transactions with affiliates; (ix) change the Company’s lines of business or fiscal year; and (x) engage in speculative hedging transactions. In addition, the Credit Agreement will require the Company to maintain, on a consolidated basis, a minimum level of consolidated cash flow at all times.  As of September 30, 2009, the Company was in compliance with all of the financial covenants contained in the Credit Facility and had $6.2 million available for borrowings under the revolving line of credit.

On May 22, 2009, EPL issued $132,500,000 aggregate principal amount of 11 3/4% senior secured notes due December 1, 2012 (the “2012 Notes”) in a private placement.  EPL sold the 2012 Notes at an issue price equal to 98.0% of the principal amount, resulting in gross proceeds to EPL of $129,850,000 before expenses and fees.  Interest is payable each year in June and December beginning December 1, 2009. The 2012 Notes are guaranteed by Intermediate and are secured by a second priority lien on substantially all of the Company’s assets.  The 2012 Notes may be redeemed at a premium, at the discretion of EPL, after March 1, 2011, or sooner in connection with certain equity offerings. If EPL undergoes certain changes of control, each holder of the notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount.  The Indenture governing the 2012 Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to incur additional indebtedness; pay dividends or certain restricted payments; make certain investments; sell assets; create liens; merge; and enter into certain transactions with its affiliates.  As of September 30, 2009, we had $130.2 million outstanding in aggregate principal amount under our 2012 Notes. The principal value of the 2012 Notes will increase (representing accretion of original issue discount) from the date of original issuance so that the accreted value of the 2012 Notes will be equal to the full principal amount of $132.5 million at maturity.

In connection with the issuance of the 2012 notes, EPL filed a registration statement on Form S-4 with the SEC in October 2009 and such registration statement is required to become effective within 240 days after the issuance of the 2012 Notes to enable the  holders to exchange the privately placed 2012 Notes for publicly registered notes with, subject to limited exceptions, identical terms.  If such deadline is not satisfied, or if the exchange of the 2012 Notes is not completed by 360 days after the issuance of the 2012 Notes, the interest rate borne by the Notes will be increased by one-quarter of one percent per annum on a quarterly basis; provided that the aggregate increase in such annual interest rate may in no event exceed one percent.

EPL incurred direct finance costs of approximately $9.1 million in connection with sale of the 2012 Notes. Included in these costs are the estimated costs incurred to file the registration statement. These costs have been capitalized and are included in other assets in the Company’s balance sheet, and the related amortization is reflected as a component of interest expense in the condensed consolidated statement of operations. The Company used the net proceeds from the 2012 Notes to repay the credit facility with  Merrill Lynch, Bank of America, et al (which provided for a $104.5 million term loan and a $25.0 million revolving loan) and its 9 ¼% Senior Secured Notes due 2009.

As of September 30, 2009, we calculated our “fixed charge coverage ratio” (as defined in the indenture governing the 2012 Notes) at 1.38 to 1. The indenture permits us to incur indebtedness or issue disqualified stock, and the Company’s restricted subsidiaries may incur indebtedness or issue preferred stock, if our fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2.0 to 1, as determined on a pro forma basis as if such indebtedness had been incurred or the disqualified stock or the preferred stock had been issued at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness under the terms of the 2012 Notes.  A failure to meet the ratios affects only our ability to incur additional indebtedness and does not constitute a default under these Notes.

 At September 30, 2009, we had $28.8 million outstanding in aggregate principal amount of 14½% Senior Discount Notes due 2014. No cash interest will accrue on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½ % per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 will be equal to the full principal amount of $29.3 million at maturity. Beginning on November 15, 2009, interest will accrue on the 2014 Notes at an annual rate of 14 ½ % per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. On January 25, 2008, CAC made an $8.0 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of these notes at a price that approximated their accreted value. See Note 13 to our Condensed Consolidated Financial Statements.

As of September 30, 2009, we had $106.3 million outstanding in aggregate principal amount under our 2013 Notes. The Company purchased, at par, the $250,000 remaining balance of the 2009 Notes in May of 2009 with the proceeds of the 2012 Notes.  The Company used $13.6 million of proceeds from operations to repurchase a portion of the 2013 Notes in 2008.  See Notes 8 and 9 to our Condensed Consolidated Financial Statements.

As of September 30, 2009, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as defined in the indenture governing the 2014 Notes) at 1.51 to 1 and 6.12 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. The indenture permits us to incur indebtedness that (a) is contractually subordinated to the 2014 Notes, (b) has a maturity date after November 15, 2014, and (c) does not provide for payment of cash interest prior to November 15, 2014. The indenture also permits us to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2.0 to 1, and if our consolidated leverage ratio would have been equal to or less than 7.5 to 1, all as determined on a pro forma basis as if such indebtedness had been incurred at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness under the terms of the 2013 and 2014 Notes.  A failure to meet the ratios affects only our ability to incur additional indebtedness and does not constitute a default under these Notes.

At September 30, 2009, we had outstanding letters of credit totaling $6.3 million, which served as collateral for our various workers’ compensation insurance programs (see Note 12 to our Condensed Consolidated Financial Statements).

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

Litigation Contingency

As discussed in Note 7 to our Unaudited Consolidated Financial Statements in Part I of this Report, we are subject to employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws in the ordinary course of business.  These claims may divert our financial and management resources that would otherwise be used to benefit our operations. In recent years a number of restaurant companies have been subject to wage and hour class action lawsuits alleging violations of federal and state labor laws.  A number of these lawsuits have resulted in the payment of substantial damages by the defendants.  We are currently a defendant in several wage and hour class action lawsuits.  Since our insurance carriers have denied coverage of these claims, a significant judgment against us could adversely affect our financial condition and adverse publicity resulting from these allegations could adversely affect our business. In an effort to mitigate these adverse consequences, we could seek to settle certain of these lawsuits.  The on-going expense of these lawsuits, and any substantial settlement payment or judgment against us, could adversely affect our business, financial condition, operating results or cash flows. We recorded a reserve of $2.4 million in June of 2009 for estimated legal settlements of two cases, but we have not recorded reserves for any other litigation contingencies.

Off-Balance Sheet and Other Arrangements

As of September 30, 2009 and 2008, we had approximately $6.2 million and $17.6 million of borrowing capacity on the revolving portion of our senior credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates.

We are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under EPL’s senior secured credit facility that bears interest at floating rates. As of September 30, 2009, we had no amounts outstanding under this facility.

In the past, to help mitigate risk, we entered into an interest rate swap agreement.  The agreement was terminated in the second quarter of 2009.  The interest rate swap agreement was intended to reduce interest rate risk associated with variable interest rate debt.  The Company had $0.2 million in expense for the 39 weeks ending September 30, 2009, respectively, related to the change in the fair value of the interest rate swap agreement.

Item 4T. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2009. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in our SEC filings and submissions is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

There have been no changes in our internal control over financial reporting that occurred during our 39 weeks ended September 30, 2009 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 7 to our Unaudited Condensed Consolidated Financial Statements in Part I of this Report is incorporated herein by this reference.

Also see our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 31, 2009.

Item 5.  Other Information

On November 16, 2009, the Company issued a press release reporting results of operations for the third quarter and nine month periods ended September 30, 2009.  A copy of the press release is being furnished as Exhibit 99.1 hereto and is incorporated herein by this reference. We do not intend for this exhibit to be incorporated by reference into any other filings we make with the SEC. This information is provided in this Report in response to Item 2.02, Results of Operations and Financial Condition, and Item 9.01, Financial Statements and Exhibits, of Form 8-K in lieu of filing a Form 8-K.

Item 6. Exhibits.

Exhibit
Number	Description of Documents

10.1	Asset Purchase Agreement and Termination of Franchise Rights dated September 24, 2009, between EPL and Fiesta Brands, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1	Press Release dated November 16, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPL INTERMEDIATE, INC

Date: November 16, 2009	By:	/s/ Stephen E. Carley
Stephen E. Carley
President

	By:	/s/ Gary Campanaro
Gary Campanaro
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Documents

10.1	Asset Purchase Agreement and Termination of Franchise Rights dated September 24, 2009, between EPL and Fiesta Brands, Inc.

31.1	Certification Pursuant to Rule 13-a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1	Press Release dated November 16, 2009