Form 10-K
period 2009-12-30
EPL Intermediate, Inc.
filed 2010-03-30
CIK 1289728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
☐	For the fiscal year ended December 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
☐	For the transition period from ________ to _________

Commission file number 333-115644

EPL Intermediate, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	13-4092105 (I.R.S. Employer Identification No.)

3535 Harbor Blvd., Suite 100 Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The common stock of the registrant is not publicly traded and is held 100% by an affiliate.
An aggregate of 100 shares of common stock of the registrant were outstanding as of March 15, 2010.

Documents Incorporated By Reference

None.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include but are not limited to the adverse impact of economic conditions on our operating results and financial condition, on our ability to comply with the terms and covenants of our debt agreements and on our ability to refinance our existing debt or to obtain additional financing; our substantial level of indebtedness; food-borne-illness incidents; negative publicity, whether or not valid; increases in the cost of chicken; our dependence upon frequent deliveries of food and other supplies; our vulnerability to changes in consumer preferences and economic conditions; our sensitivity to events and conditions in the greater Los Angeles area, our largest market; our ability to compete successfully with other quick service and fast casual restaurants; our ability to expand into new markets; our reliance on our franchisees, who have also been adversely impacted by the recession; matters relating to labor laws and the adverse impact of related litigation, including wage and hour class actions; our ability to support our franchise system; our ability to renew leases at the end of their term; the impact of applicable federal, state or local government regulations; our ability to protect our name and logo and other proprietary information; and litigation we face in connection with our operations. Actual results may differ materially due to these risks and uncertainties and those discussed below. See “Item 1A. Risk Factors.”

PART 1

Item 1. Business.

Our Company

EPL Intermediate, Inc. (“EPLI” or “Intermediate”) through its wholly-owned subsidiary El Pollo Loco, Inc. (“EPL” and collectively with EPLI, the “Company,” “we,” “us” and “our”),” owns, operates and franchises restaurants specializing in marinated flame-grilled chicken. Our distinct menu, inspired by the kitchens of Mexico, features our authentic recipe flame-grilled chicken, which along with our service format and value price points, serves to differentiate our unique brand. We offer high-quality, freshly-prepared food commonly found in fast casual restaurants, while at the same time providing the value and convenience typically available at traditional QSR chains. As of December 30, 2009, our restaurant system consisted of 415 restaurants made up of 172 company-operated restaurants and 243 franchised restaurants located primarily in California with additional restaurants in Arizona, Colorado, Connecticut, Georgia, Illinois, Missouri, Nevada, New Jersey, Oregon, Texas, Utah and Virginia.

Our concept originated in Guasave, Mexico in 1975, and the first U.S. El Pollo Loco restaurant opened in Los Angeles in 1980. Our typical restaurant is a free-standing building with drive-thru service that ranges in size from approximately 2,200 to 2,600 square feet with seating for approximately 60 people. Our menu features our authentic recipe citrus marinated flame-grilled chicken that is freshly prepared daily, most of which we prepare from scratch using fresh, high-quality ingredients. We serve a variety of individual and family-size chicken meals, which include flour or corn tortillas, freshly-prepared salsa and a variety of signature side orders such as Spanish rice and pinto beans. In addition, we offer a wide variety of contemporary, Mexican-inspired entrees including our specialty Pollo Bowl®, Pollo Salads, signature burritos, and chicken tacos. Our individual and family-size meals appeal to customers for restaurant dining or take-out during dinner time, while our more portable Mexican entrees appeal to customers at lunch time or on the go.

Business Strategy

Increase Same-Store Sales. Prior to the recession that began in 2008, we had a strong track record of growing our same-store sales through a balanced mix of increasing customer traffic and average check. However the economic downturn has negatively affected our same-store sales and there is no assurance we will be able to achieve same-store sales growth in the near future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We plan to continue to seek to improve same-store sales by:

•
Increasing Customer Traffic. We focus on driving transaction volume, which we refer to as customer traffic, by introducing new items that complement our core product base and by promoting menu items designed to deliver value in a highly competitive marketplace. We also continue to roll out innovative limited time offerings to generate repeat visits and attract new customers.

•
Enhancing Average Check. Our strategy to enhance the average customer transaction amount includes selling add-on menu items, including soup, salads, sides and desserts, to complete customer meals, as well as introducing new products across multiple price points.

•
Executing Our Targeted Marketing Plan. Our empirical, data driven approach to marketing helps us to determine optimal pricing strategies and value promotions, introduce products that reflect customer taste preferences and target advertising based on demographic profiles.

•
Enhancing Speed of Service. We continue to implement initiatives to improve the speed of service for our customers, including a labor scheduling system, drive-thru timing reporting system, and registers at each drive-thru location.

Improve our Operations. We have identified several strategies which we believe may increase our operational  efficiency and reduce our costs, including:

•
Improving Restaurant Operations. We intend to continue to improve restaurant operations through the use of our rigorous scorecard system and by implementing new information technology initiatives, improved food cost management, production forecasting and labor scheduling tools. We also focus on minimizing restaurant employee turnover, which significantly reduces training cost and improves productivity.

•
Leveraging Our Existing Infrastructure. Our infrastructure is sufficient to support growth without significant additional expense. Therefore, we can increase operating leverage over time by adding new stores to the extent that our revenue grows faster than our general and administrative expenses.

•
Growing High Margin Franchise Revenue. We continue to emphasize franchise development, which is expected to increase the percentage of our total revenue generated from franchise royalties over time. The growth of our high margin franchise revenue is expected to increase our profitability once the economy improves and our franchisees are able to expand. In response to the current economic environment, we have developed and are adjusting our growth strategy to focus on a new restaurant prototype, called Gen3, which should significantly reduce the capital required to open a new unit and enhance returns on invested capital. We believe this lower cost restaurant will appeal to our franchisees and make it easier and more profitable for franchisees to open new units. The Gen3 is designed to offer the same features of a typical 2,400 square foot free-standing drive-thru restaurant, at approximately half the capital expenditure cost. The Gen3, which will range from 1,800 to 2,200 square feet, will also have a shorter build-out period than our existing restaurant design.

Increase Penetration of Existing Markets. We plan on continuing to open new company-operated and franchise restaurants in our existing core markets. We have a significant presence in the greater Los Angeles area, and we believe that a significant long term opportunity for new store growth remains in all of our markets. Our current market strategy is to develop new company-operated restaurants in the greater Los Angeles area, Las Vegas, and the Central Valley of California, and to partner with experienced operators in Arizona and the other regions of California. Our extensive operational and site selection expertise in the greater Los Angeles area, Las Vegas and the Central Valley create a strong platform on which to grow our company-operated restaurant base.

In 2009, we opened four company-operated restaurants and eight franchised restaurants in existing and new markets. We plan to open approximately two new company-operated restaurants in fiscal 2010. As of December 30, 2009, we had fifteen signed franchise development agreements with seven franchisees to open an additional thirty restaurants in our existing markets. We believe our franchisees will open approximately three new restaurants in fiscal 2010.

Selectively Develop New Markets with a Combination of Company Store Growth and Experienced Local Operators. We believe that our distinct product offering and unique brand will appeal to consumers in numerous markets throughout the United States. As of December 30, 2009, we were legally authorized to market franchises in 45 states. Our approach to franchise development in new markets involves the identification of an experienced, local operator, followed by a rigorous analysis of market potential before we enter into a franchise development agreement. We plan to partner with experienced operators in new markets to be able to leverage local operational and real estate expertise which may generate high margin royalty revenue for us and limit our capital investment. In 2009, our franchisees opened three restaurants in California, one in New Jersey, one in Illinois, one in Missouri, one in Oregon and one in Virginia. We will also selectively evaluate opportunities to acquire franchisee owned units in markets where we believe there is an opportunity for us to leverage our existing infrastructure or better develop the market.

Acquisitions of Restaurants

On September 24, 2009 EPL purchased four El Pollo Loco restaurants located in the Atlanta, Georgia area previously owned and operated by an EPL franchisee, Fiesta Brands, Inc., and related assets, and assumed various operating contracts, including the leases, relating to the four purchased restaurants. EPL will continue to operate the four purchased restaurants. EPL also purchased furniture, fixtures and equipment of five other El Pollo Loco restaurants previously operated by Fiesta Brands, Inc. which have been closed. The purchase price of $1.7 million consisted of cash and was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification (“ASC” 805-10, Business Combinations), previously Financial Accounting Standards No. 141(R) Business Combinations (“FAS 141(R)”). The Company’s allocation of the purchase price to the fair value of the acquired assets was as follows: equipment, $0.4 million and building and leasehold improvements, $1.3 million. Results of operations of the Atlanta restaurants are included in the Company’s financial statements beginning as of the acquisition date. Fiesta Brands, Inc. is an affiliate of the Company’s principal stockholders and certain Company directors. See Item 11, “Executive Compensation – Compensation Committee Interlocks and Insider Participation – Purchase of Restaurants and Termination of Development Agreement.”

Restaurant Operations and Products

Restaurant Operations and Management. Our management team places tremendous emphasis on executing our mission, which is to “Passionately Serve Perfect Pollo Every Time.” To help ensure that we deliver on this mission, we have 19 area leaders and three directors of operations for our company-operated stores that report to our senior vice president of operations. Each area leader typically oversees nine to ten restaurants. General Managers supervise the operations of each restaurant, and they are supported by a number of assistant managers, which varies based on the sales volume of the respective restaurant.

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

We have food safety and quality assurance programs that are designed to maintain the highest standards for food and food preparation procedures used by company-operated and franchised restaurants. We have a team of quality assurance managers that perform comprehensive restaurant audits. Quality assurance managers visit each company-operated and franchised restaurant an average of two times a year and evaluate all areas of food handling, preparation and storage. Our quality assurance team also audits our suppliers on a frequency schedule based on the potential food safety risk of each product. In 2009, there were over 1,000 quality control site visits to restaurants and third party contractors verified plant compliance for approved suppliers to El Pollo Loco by conducting 88 audits at various suppliers. We also have continuous food safety training that teaches employees to pay detailed attention to product quality at every stage of the food preparation cycle.

We maintain financial and accounting controls for each of our company-owned restaurants through the use of centralized accounting and management information systems and reporting requirements. We collect sales, credit card, gift card, menu item popularity and related information daily for each company-operated restaurant. We provide general managers with monthly operating statements for their respective restaurants. Cash, credit card, and gift card receipts are controlled through daily deposits which are picked up by armored cars. At our support center, we use a software program to reconcile on a daily basis the sales and cash information sent electronically from our restaurants to the cash detail electronically sent by our bank.

We devote considerable attention to controlling product costs, which are a significant portion of our restaurant expenses. We make extensive use of information technology to provide us with pertinent information on ideal food cost, inventory levels and inventory cost variances and to maintain inventory and cash management controls.

Menu and Food Preparation. We are committed to serving quality chicken and Mexican-inspired food. In preparing menu items, we emphasize quality and freshness. We regularly inspect our vendors to ensure both that the products we purchase conform to our high-quality standards and that the prices offered are competitive. We are committed to differentiating ourselves from other QSR competitors by utilizing fresh, high-quality ingredients as well as by preparing many of our items from scratch. Most of the menu items at each of our restaurants are prepared at that restaurant from fresh chicken and ingredients delivered several times each week. All of our menu items are trans fat free, from our tortillas to the oil used to prepare our chips.

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

Our chicken is served with flour or corn tortillas, freshly-prepared salsas and a wide variety of side orders including Spanish rice, pinto beans, coleslaw and mashed potatoes. In addition to individual and family chicken meals in quantities of 8 and 12 pieces, we also serve a wide variety of contemporary Mexican entrées including specialty chicken burritos, our specialty Pollo Bowl®, fresh Pollo Salads, chicken tortilla soup, chicken tacos and taquitos. To complement our menu items, a salsa bar in the majority of our locations features four kinds of salsa prepared daily with fresh ingredients. We also serve the Fosters Freeze® brand of soft-serve ice cream products in 71 company-operated restaurants and 88 franchised restaurants.

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

Advertising Strategy. We have developed key consumer insights that define consumer segments and their motivators. Our advertising is designed to capture our brand by stirring consumers’ preferences for wholesome, flavorful food without compromising convenience. Our advertising strategy is centered on our signature marinated flame-grilled chicken.

Annual advertising expenditures are approximately 4% of company-operated and franchised restaurant revenue in the Los Angeles market area and 5% of company-operated and franchised restaurant revenue in markets outside of the Los Angeles market area.

Intellectual Property

We have registered El Pollo Loco®, Pollo Bowl®, The Crazy Chicken® and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and in approximately 43 foreign countries. In addition, El Pollo Loco’s logo and Web site name and address are our intellectual property. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are unsuccessful, or if any third party misappropriates or infringes on our intellectual property, either in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. Our policy is to pursue and maintain registration of our service marks and trademarks in those countries where our business strategy requires us to do so and to oppose vigorously any infringement or dilution of our service marks or trademarks in such countries.

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

Franchise Program

We use franchising as our strategy to accelerate new restaurant growth in certain new markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 30, 2009, there were a total of 243 franchised restaurants (241 franchised and two licensed, operating at Universal Studios Theme Park in Los Angeles, California and Foxwoods Casino in Connecticut). Franchisees range in size from single restaurant operators to our largest franchisee, which operated 53 restaurants as of December 30, 2009. We employ three franchise consultants who work with franchisees to maintain system-wide quality. These consultants assist franchisees with new site proposals, new restaurant openings, marketing programs and ongoing operations activities. To support future growth in franchise restaurants, we have a team of franchise management professionals focusing on franchise sales, operations, field marketing, training, real estate and purchasing.

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

Our development agreements generally grant exclusive rights to a prospective franchisee, who may be an existing franchisee, to develop a specified number of restaurants in a defined territory within a specified period of time. The development agreement typically requires the opening of three or more restaurants, with the first restaurant to be opened within eighteen months after execution of the development agreement and each subsequent restaurant to be opened within twelve-month intervals thereafter. The development agreements typically outline a schedule of requirements that the prospective franchisee must meet, such as site selection and acquisition, and typically require the developer to use diligent efforts to obtain government approvals and complete construction in order to open the restaurants as scheduled. If a prospective franchisee who has been granted an exclusive territory fails to meet the schedule set forth in the development agreement, the prospective franchisee could lose its exclusive rights in the defined territory and, in certain circumstances, the development agreement and the right to open our restaurants could terminate. Under the development agreement, we collect a development fee of $10,000 per restaurant, which is applied to the initial franchise fee when the franchise agreement for a restaurant is signed or, in certain circumstances, to other amounts due from the franchisee. In some circumstances, when a prospective franchisee does not meet the development schedule and the development agreement is terminated or expires, the development fee may be forfeited. See Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effects that the recession and liquidity crisis have had on our franchisees.

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

Purchasing

Our ability to maintain consistent quality throughout our restaurants depends in part upon the ability to acquire food products and related items from reliable sources in accordance with our specifications. We have a contract with one national distributor for substantially all of the food and supplies, including the chicken that our company-operated restaurants receive from our suppliers. Fresh chicken is typically delivered every other day to each restaurant. We have a five-year distribution agreement with our long-standing distributor, which expires August 15, 2010. We are currently evaluating bids from multiple suppliers. Currently, all franchisees are required to use this distributor as the sole approved distributor and they must purchase food and supplies only from approved suppliers.

We regularly inspect vendors to ensure both that the products purchased conform to our high-quality standards and that the prices offered are competitive. To support this, we have a quality assurance team that performs comprehensive supplier audits on a frequency schedule based on the potential food safety risk of each product. With the exception of our distributor and chicken and beverage suppliers, we normally contract for food and paper items at fixed price contracts ranging from several months to two years.

Historically, we have been able to limit our exposure to chicken price volatility through supply contracts ranging in term from one to three years and through menu price increases. On March 1, 2009, new contracts with four chicken suppliers went into effect. Two of the contracts have a floor and ceiling price for chicken with a term of two years. The other two contracts were for one year and had fixed pricing for the term. In March of 2010, two of the four contracts expired with only one of the two expiring contracts being renewed. The renewed contract is for two years and has a fixed price for the term of the agreement. The new chicken contract that we entered into in 2010 has pricing that is relatively flat compared to the prior year’s expired contract.

Competition

We operate in the restaurant industry, which is highly competitive and fragmented. The number, size and strength of competitors vary by region. Competition includes a variety of locally owned restaurants and national and regional chains that offer dine-in, carry-out and/or delivery services. Our competition in the broadest perspective includes restaurants, pizza parlors, coffee shops, street vendors, convenience food stores, delicatessens and supermarkets. We do not have any direct competitors with respect to menus that feature marinated, flame-grilled chicken. However, we indirectly compete with chicken-specialty QSRs and Mexican QSRs, such as KFC, Church’s Chicken, Popeye’s Chicken & Biscuits and Taco Bell, as well as fast casual restaurants and franchisors of other restaurant concepts. We believe that QSR competition is based primarily on quality, taste, speed of service, value, name recognition, restaurant location and customer service. The fast casual restaurant industry is also highly competitive. We believe that competition within the fast casual restaurant segment is based primarily on price, taste, quality and the freshness of the menu items as well as the comfort and ambiance of the restaurant environment.

In addition, we compete with franchisors of other restaurant concepts for prospective franchisees.

Our greatest strength in this competitive environment is our high-quality food. We believe we are positioned to take advantage of a number of consumer trends, including the impact of the Hispanic culture on food and flavors, growth of the Mexican food segment, increased interest in healthy dining and the growth of the Hispanic population in many regions of the United States, which should each provide us with opportunities to grow our market position in existing and new markets.

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

Many states, including California, and the Federal Trade Commission require franchisors to transmit specified disclosure statements to potential franchisees when offering or modifying a franchise. Some states require us to register our franchise offering documents and file our advertising material before we may offer a franchise for sale. Our non-compliance could result in civil or criminal penalty, rescission of a franchise, and suspension of our ability to offer and sell franchises in a state. As of December 30, 2009, we were legally authorized to market franchises in 45 states.

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

Certain of our properties may be located on sites that we know or suspect have been used by prior owners or operators as retail gas stations. Such properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. We are aware of contamination from a release of hazardous materials by a previous owner at two of our owned properties and one of our leased properties. We do not believe that we have contributed to the contamination at any of these properties. It is possible that petroleum products and other contaminants may have been released at other properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination. Although we lease most of our properties, or when we own the property we obtain certain assurances from the prior owner or often obtain indemnity agreements from third parties, we cannot assure you that we will not be liable for environmental conditions relating to our prior, existing or future restaurants or restaurant sites. If we are found liable for the costs of remediation of contamination at or emanating from any of our properties, our operating expenses would likely increase and our operating results would be materially adversely affected. As of December 30, 2009, we believe that the risk of loss is remote.

Employees

As of December 30, 2009, we had approximately 3,998 employees, of whom approximately 3,305 were hourly restaurant employees, 167 were salaried general managers engaged in managerial capacities, 399 were assistant managers and 127 were corporate and office personnel. Most of our restaurant employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of our employees are covered by a collective bargaining agreement. We believe that we generally have good relations with our employees.

Item 1A. Risk Factors.

The current economic crisis adversely impacted our business and financial results in 2008 and 2009 and a prolonged or “double-dip” recession could materially affect us in the future.

The restaurant industry is dependent upon consumer discretionary spending. The economic crisis has reduced consumer confidence to historic lows, impacting the public’s ability and/or desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses, bankruptcies and reduced access to credit, resulting in lower levels of guest traffic and lower check averages in our restaurants. As a result, our losses in fiscal years 2008 and 2009 increased significantly due, to a large extent, to lower revenues and impairment charges. If this difficult economic situation continues for a prolonged period of time and/or deepens in magnitude, our business, results of operations and ability to comply with the terms and covenants of our debt agreements could be materially adversely affected and may result in further deceleration of the number and timing of new restaurant openings by us and our franchisees. Continued deterioration in customer traffic and/or a reduction in average check amounts will negatively impact our revenues and our profitability and could result in further reductions in staff levels, additional impairment charges and potential restaurant closures.

The failure to meet some of our debt covenants, and the impact of the current United States liquidity crisis, could have a material adverse effect on our financial condition.

Our ability to manage our debt is dependent on our level of positive cash flow of company and franchised stores that are operating, along with associated costs. The economic downturn has negatively impacted our cash flows and has decelerated our growth plans. The liquidity crisis that began in 2007 has adversely impacted global credit markets, severely constrained liquidity conditions, and could make it more difficult for us to refinance our existing debt or to obtain additional debt or equity financing. Continuation of such constraints may increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Our failure to meet some of our debt covenants or to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of the borrowings which would have a material adverse effect on our business and financial condition.

Any possible instances of food-borne illness could reduce our restaurant sales.

We cannot guarantee to consumers that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food processors makes it difficult to monitor food safety compliance and may increase the risk that food-borne illness would affect multiple locations rather than single restaurants. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control, such as the peanut products contamination that occurred in early 2009 but did not impact EPL. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-operated or franchised restaurants could negatively affect sales at all of our restaurants if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants. A number of other restaurant chains have experienced incidents related to food-borne illnesses that have had a material adverse impact on their operations, and we cannot assure you that we can avoid a similar impact upon the occurrence of a similar incident at our restaurants.

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

If avian flu were to affect our supply of chicken, our operations may be negatively impacted, as prices may rise due to limited supply. In addition, misunderstanding by the public of information regarding the threat of avian flu could result in negative publicity that could adversely affect consumer spending and confidence levels. A decrease in traffic to our restaurants as a result of this potential negative publicity or as a result of health concerns, whether or not warranted, could materially harm our business.

Increases in the cost of chicken, including the impact on chicken prices due to the increased price of corn because of ethanol demand, could materially adversely affect our operating results.

Our principal food product is chicken. During fiscal 2007, 2008 and 2009, the cost of chicken included in our product cost was approximately 13.4%, 13.7% and 14.0%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially adversely affect our business, operating results and financial condition. Changes in the cost of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability and greater international demand for domestic chicken products. Also, chicken suppliers have recently reduced egg sets (fertile eggs placed in incubators), which decreases the supply of chicken in the marketplace and has the effect of keeping chicken prices higher.  A major driver in the price of corn, which is the primary feed source for chicken, is the increasing demand for corn by the ethanol industry as an alternative fuel source. There have been many new ethanol plants opening in the United States, and most of these plants use corn as the primary source of grain to make ethanol. This increased demand on the nation’s corn crop has had and may continue to have an adverse impact on chicken prices. It is anticipated that chicken prices in the foreseeable future will fluctuate at an elevated level compared to pricing prior to 2008. We currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of chicken or other food and supplies, which we purchase at prevailing market or contracted prices. We seek to limit our exposure to chicken price fluctuations through contracts with suppliers ranging in term from one to three years. Although we have implemented menu price increases in the past to significantly offset the higher prices of chicken, due to competitive pressures and the declining economic environment, we did not increase prices in 2009 and there is no assurance we can do so in the future. If we do implement menu price increases in the future to protect our margins, check averages and restaurant traffic could be materially adversely affected.

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

Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 86% of our revenue in fiscal 2009 and approximately 80% in fiscal 2008. In 2008 and 2009, our business was materially adversely affected by a significant decrease in revenue from these restaurants due to the adverse economic conditions in Southern California. Adverse changes in the demographic, unemployment or economic conditions or an adverse regulatory climate in the greater Los Angeles area or the state of California have had and may continue to have a material adverse effect on our business. As of January 2010, unemployment in California was 12.5% compared to the U.S unemployment rate of 9.7%. We believe that increases in unemployment will have a negative impact on traffic in our restaurants. Additionally, California, Nevada, and Arizona, where we have over 94% of our restaurants, are among the areas most impacted by declining home prices and increased foreclosures. As a result of our concentration in these markets, we have been disproportionately affected by these adverse economic conditions compared to other national chain restaurants.  We may also suffer unexpected losses resulting from natural disasters or other catastrophic events affecting these areas, such as earthquakes, fires, explosions, or other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial.

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

As part of our longer term growth strategy, we expect to enter into geographic markets in which we have little or no prior operating or franchising experience through company store growth and through franchise development agreements. We currently have executed development agreements for new restaurants in markets such as Missouri, Illinois, Virginia, New York and New Jersey states. The challenges of entering new markets include: difficulties in hiring experienced personnel; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns than our existing markets.  Consumer recognition of our brand has been important in the success of company-operated and franchised restaurants in our existing markets. Any failure on our part to recognize or respond to these challenges may adversely affect the success of our new restaurants. Expanding our franchise network could require the implementation of enhanced business support systems, management information systems, financial controls as well as additional management, franchise support and financial resources.

At the end of 2009, we had 21 restaurants open in new markets east of the Rockies. In 2009, six stores in these areas closed due to low sales. The 21 open stores are experiencing a wide range of sales, and a majority of them have sales volumes that are significantly less than the chain average due to lack of brand awareness in the new markets. The failure of a significant number of restaurants that open in new markets, or our failure to provide our franchisees with adequate support and resources, could materially adversely affect our business, financial condition, results of operations and cash flows.

As part of our growth strategy, we also intend to open new restaurants in areas where we have existing restaurants. Since we typically draw customers from a relatively small geographic area around each of our restaurants, the operating results and comparable restaurant sales for our restaurants could be adversely affected due to close proximity with our other restaurants and market saturation.

The challenging economic environment has adversely affected our franchisees, with adverse consequences to us.

We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Our top ten franchisees operate approximately half of our franchised restaurants and one franchisee (the “Significant Franchisee”) operates approximately 22% of our franchised restaurants. Due to the continuing challenging economic environment it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have significant adverse impacts on our business due to loss or delay in payments of royalties, IT support service fees, contributions to our advertising funds, and other fees. In 2009, one franchisee that operated nine stores filed for bankruptcy and the Significant Franchisee is delinquent in payments due us.  Our top ten franchisees accounted for approximately 49% of our total franchise revenue in 2009 and the Significant Franchisee accounted for approximately 18% of total franchise revenue in 2009. Bankruptcies by our franchisees could prevent us from terminating their franchise agreements so that we can offer their territory to other franchisees, negatively impact our market share and operating results as we may have fewer stores, and adversely impact our ability to attract new franchisees.

As of December 30, 2009, we have executed development agreements that represent commitments to open 108 restaurants at various dates through 2024. The adverse economic and liquidity conditions have caused some franchisees to delay the opening of new restaurants under existing development agreements. As a result of these conditions, we estimate that as few as 18 of those restaurants could actually open. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that the franchisees we select will have the business acumen or financial resources necessary to open and operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. The failure of franchisees to open and operate franchises successfully could have a material adverse effect on us, our reputation, our brands and our ability to attract prospective franchisees and could materially adversely affect our business, financial condition, results of operations and cash flows.

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for restaurant sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenue. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. Due to the recession and associated liquidity crisis, most of our developing franchisees are having a difficult time obtaining financing for new restaurants. Additionally, some of our franchisees who have other restaurant concepts have incurred significant loss of cash flow due to declining sales in these other concepts and one has filed bankruptcy. This has had the effect of slowing development of new El Pollo Loco restaurants and we expect that many of the franchisees who have development agreements will not be able to meet the new unit opening dates required under the agreements. We expect these trends to continue at least through 2010. Also, we sublease certain restaurants to some existing California franchisees. If any such franchisees cannot meet their financial obligations under the sublease, or otherwise fail to honor or default under the terms of the sublease, we would be financially obligated under the master lease and could be materially adversely affected.

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

Our self-insurance programs may expose us to significant and unexpected costs and losses.

We currently maintain workers’ compensation, general liability and employee health insurance coverage on a self-insured basis. We do maintain stop loss coverage which sets a limit on our liability for both individual and aggregate claim costs.

We currently record a liability for our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is recorded on an undiscounted basis and includes a number of significant assumptions and factors, including historical trends, expected costs per claim, actuarial assumptions and current economic conditions. Our history of claims activity for all lines of coverage is closely monitored and liabilities are adjusted as warranted based on changing circumstances. It is possible, however, that our actual liabilities may exceed our estimates of loss. We may also experience an unexpected large number of claims that result in costs or liabilities in excess of our projections and therefore we may be required to record additional expenses. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance.  If a successful claim is made against us and it not covered by our insurance or exceeds our policy limits, our business may be negatively and materially impacted.

We are vulnerable to changes in consumer preferences and economic conditions that could harm our business, financial condition, results of operations and cash flow.

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, weather, fuel prices, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. In addition, inflation and increased food or energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could harm our business, financial condition, results of operations and cash flow. As discussed above and in Item 1, the economic downturn has negatively impacted the restaurant industry and our financial results. There can be no assurance that consumers will continue to regard chicken-based or Mexican-inspired food favorably or that we will be able to develop new products that appeal to consumer preferences. Our continued success depends in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

We may not be able to compete successfully with other quick service and fast casual restaurants.

The food service industry, and particularly the quick service and fast casual segments, is intensely competitive. In addition, the greater Los Angeles area, the primary market in which we compete, consists of what we believe is the most competitive Mexican-inspired quick service and fast casual market in the country. We expect competition in this market to continue to be intense because consumer trends are favoring QSRs that offer healthier menu items made with better quality products and many QSR restaurants are responding to these trends. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location and type and quality of food. If our company-operated and franchised restaurants cannot compete successfully with other quick service and fast casual restaurants in new and existing markets, we could lose customers and our revenue may decline. Our company-operated and franchised restaurants compete with national and regional quick service and fast casual restaurant chains for customers, restaurant locations and qualified management and other restaurant staff. Compared with us, some of our competitors have substantially greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or are planned to be located.

 Our substantial level of indebtedness could materially and adversely affect our business, financial condition and results of operations.

We have substantial debt service obligations. At December 30, 2009, our total debt was approximately $268.2 million, which represented approximately 70% of our total capitalization, and we had approximately $6.2 million of available revolving credit facility borrowings under our existing senior secured credit facilities.

Our high level of indebtedness could have significant effects on our business, such as:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;

•
requiring us to potentially dedicate all of our cash flow from operations to pay principal and interest on our debt, which was approximately 407% of our operating cash flow in fiscal 2009, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;

•
making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;

•	placing us at a competitive disadvantage compared with our competitors that have less debt; and

•
exposing us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. In May 2011 we will be required to make a mandatory redemption, which is currently estimated to be approximately $10.6 million on our 2014 Notes. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate revenue.

Our senior secured credit facilities contain a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, pay dividends, create liens, make equity or debt investments, make acquisitions, engage in mergers, make capital expenditures, engage in certain transactions with affiliates, enter into sale-leaseback transactions, amend documents relating to other material indebtedness and other material documents and redeem or repurchase equity interests. In addition, our senior secured credit facilities require us to comply with a minimum consolidated cash flow for the most recently completed trailing twelve consecutive months. Our ability to borrow under our revolving credit facility depends on our compliance with this test. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet this test. We cannot assure you that we will meet this test in the future, or that the lenders will waive any failure to meet this test. See “The failure to meet some of our debt covenants, and the impact of the current United States liquidity crisis, could have a material adverse effect on our financial condition” above.

Matters relating to employment and labor law, including wage and hour class action lawsuits, may adversely affect our business.

Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. Significant additional government regulations or increases in minimum wages or mandated benefits such as health insurance could materially affect our business, financial condition, operating results or cash flow.

We are also subject to employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws in the ordinary course of business. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. In recent years a number of restaurant companies have been subject to wage and hour class action lawsuits alleging violations of federal and state labor laws. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We are currently a defendant in several wage and hour class action lawsuits. Since our insurance carriers have denied coverage of these claims, a significant judgment against us could adversely affect our financial condition and adverse publicity resulting from these allegations could adversely affect our business. In an effort to mitigate these adverse consequences, we could seek to settle certain of these lawsuits. The on-going expense of these lawsuits, and any substantial settlement payment or damage award against us, could adversely affect our business, financial condition, operating results or cash flows. For 2009, we have not recorded any reserves for any litigation in our financial statements other than an aggregate of $10.4 million for cases we have agreed to settle.  See “Item 3. Legal Proceedings.”

If we or our franchisees face labor shortages or increased labor costs, our growth and operating results could be adversely affected.

Labor is a primary component in the cost of operating our company-operated and franchised restaurants. If we or our franchisees face labor shortages or increased labor costs because of increased competition for employees, higher employee-turnover rates or increases in the federal minimum wage or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our growth could be adversely affected.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. The state of California (where most of our restaurants are located) increased the minimum wage from $6.75 per hour to $7.50 per hour effective January 1, 2007 and to $8.00 per hour effective January 1, 2008. The federal minimum wage increased from $5.85 to $6.55 per hour effective July 24, 2008 and increased to $7.25 per hour effective July 24, 2009. We may be unable to increase our menu prices in order to pass future increased labor costs on to our guests, in which case our margins would be negatively affected.

In addition, our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators, management personnel and other employees. Qualified individuals needed to fill these positions can be in short supply in some geographic areas. In addition, QSRs have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced any significant problems in recruiting or retaining employees, our and our franchisees’ ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could increase our and our franchisees’ labor costs and have a material adverse effect on our business, financial condition, results of operations or cash flows. If we or our franchisees are unable to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for these employees could require us or our franchisees to pay higher wages, which could also result in higher labor costs.

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

We and our franchisees are subject to extensive government regulation at the federal, state and local government levels. These include, but are not limited to, regulations relating to the preparation and sale of food, zoning and building codes, franchising, land use and employee, health, sanitation and safety matters. We cannot estimate at this time the effect that the recently passed healthcare reform legislation will have on our self insurance programs or on our business, financial condition, results of operations or cash flow although we expect that it will increase our health insurance costs significantly and accordingly have a negative impact on us. We and our franchisees are required to obtain and maintain a wide variety of governmental licenses, permits and approvals. Difficulty or failure in obtaining them in the future could result in delaying or canceling the opening of new restaurants. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. This risk would be even higher if there were a major change in the licensing requirements affecting our types of restaurants.

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

We have registered the names El Pollo Loco®, Pollo Bowl® and The Crazy Chicken® and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and in approximately 43 foreign countries. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. There can be no assurance that all of the steps we have taken to protect our intellectual property in the United States and foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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

Concentration of risk as we maintain all of our cash at one commercial bank

We currently maintain all of our cash at one commercial bank and the cash that we maintain above the amounts insured by the Federal Deposit Insurance Corporation (FDIC) are uninsured and subject to loss. If the commercial bank goes bankrupt, we would lose any deposits above the FDIC insurance level. Even if the commercial bank does not go bankrupt but runs into financial trouble, we could suffer delays and experience trouble in withdrawing our cash deposits.

If we are unable to protect our customers’ credit card data, we could be exposed to data loss, litigation and liability, and our reputation could be significantly harmed.

In connection with credit card sales, we transmit confidential credit card information by way of secure private retail networks. Although we use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit card sales, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

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

EPLI is a holding company with no cash or revenue-generating operations and accordingly EPLI may not be able to service its debt.

Under the 2014 Notes, EPLI had $29.3M of debt outstanding at December 30, 2009 that requires semi-annual cash interest payments starting in May 2010, a mandatory redemption payment currently estimated to be approximately $10.6 million in May 2011, and payment of all outstanding principal and interest in 2014.  As a holding company, EPLI has no direct operations and substantially no assets other than ownership of 100% of the stock of EPL. EPL conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to us and currently has restrictions that limit its ability to make distributions or dividends to us. Furthermore, EPL is permitted under the terms of its senior secured credit facilities, subject to certain restrictions, to incur additional indebtedness that could severely restrict or prohibit its ability to make distributions or loans, or pay dividends to us. EPL may not have sufficient earnings or resources to pay dividends or make distributions or loans to enable us to meet our obligations. In addition, even if such earnings were sufficient, we cannot assure that the agreements governing the current and future indebtedness of EPL will permit EPL to provide us with sufficient dividends, distributions or loans, if any, to meet our obligations. Another potential source of cash may be from its indirect parent, CAC, although CAC is not legally obligated to make any distributions to EPLI. If EPLI does not have the cash resources to service its debt, it will be in default of its debt obligations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our restaurants are either free-standing facilities, typically with drive-thru capability, or attached restaurants. The average free-standing restaurant provides seating for approximately 60 customers while the average attached restaurant provides seating for approximately 40 customers. A typical restaurant generally ranges from 2,200 to 2,600 square feet. For a majority of our company-operated restaurants, we lease land on which our restaurants are built. Our leases generally have terms of 20 years, with two or three renewal terms of five years. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, leases are “net leases” that require us to pay a pro rata share of taxes, insurance and maintenance costs. We own 18 properties, of which 15 are company-operated restaurants and 3 are leased to franchisees. All 18 of these owned properties are subject to mortgages that secure our existing senior secured credit facilities. In addition, we lease 157 properties on which we operate restaurants.

On May 18, 2007, the Company entered into a new corporate office lease. The lease commenced in October of 2007 and has a term of 10 ½ years at an annual expense for financial statement purposes of approximately $271,000.

Locations

As of December 30, 2009, we and our franchisees operated 415 restaurants as follows:

Designated Market Area	Number of Company- Operated Restaurants	Number of Franchised Restaurants		Total Number of Restaurants
Los Angeles, CA	132	138		270
San Diego, CA	-	21		21
Phoenix, AZ	-	20		20
San Francisco/San Jose, CA	-	15		15
Las Vegas, NV	15	-		15
Sacramento/Stockton/Modesto, CA	-	14		14
Fresno/Merced, CA	9	1		10
San Antonio, TX	6	-		6
Bakersfield, CA	-	5		5
Palm Springs, CA	4	1		5
Reno, NV	-	4		4
Santa Barbara, CA	-	4		4
Atlanta, GA	4	-		4
Salinas, CA	-	3		3
Chicago, IL	1	2	*	3
Norfolk, VA	-	3		3
Rio Grande Valley, TX	-	2		2
El Centro, CA	-	2		2
Salt Lake City, UT	1	1		2
Portland, OR	-	2		2
St. Louis, MO	-	1		1
Tucson, AZ	-	1		1
Denver, CO	-	1		1
Hartford, CT	-	1		1
Philadelphia/North Bergen, NJ	-	1		1
Total	172	243		415

* The company entered into a management agreement and assumed operations of one franchise-owned store in December 2008. Results of operations of the restaurant are included in the Company’s financial statements beginning as of the agreement date.

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

Item 3. Legal Proceedings.

On or about April 16, 2004, former managers Haroldo Elias, Marco Ramirez and Javier Rivera filed a purported class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The parties reached an agreement to settle this matter for $8 million which was accrued for in the fourth quarter of 2009. The Court has granted preliminary approval of the classwide settlement and set a hearing for final approval on April 1, 2010. We funded the settlement on January 14, 2010.

On or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against EPL in the Superior Court of the State of California, County of Los Angeles. Carlos Olvera replaced Mr. Amezcua as the named class representative on August 16, 2006. This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. This lawsuit was deemed related to and was included as part of the Elias settlement discussed above.

On June 22, 2006, the Company filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company (Arch), seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, the Company in the EPL-Mexico v. EPL-USA trademark litigation settled in June 2008. The parties agreed to settle this matter for a payment by Arch to the Company of $4.5 million which was recorded as a receivable as of December 30, 2009 . The basic terms of the agreement were confirmed in late December 2009 and the settlement payment was received by us on February 2, 2010.

In April 2007, Dora Santana filed a purported class action in state court in Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. The parties have agreed to settle this matter for approximately $0.9 million and have executed a Memorandum of Understanding. This amount was accrued for as of December 30, 2009. The Court granted preliminary approval of the settlement on February 25, 2010, and the parties currently await a formal court order setting the class notification deadlines as well as the hearing for final court approval.

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The parties have agreed to settle this matter for approximately $1.5 million and have executed a Settlement Agreement. This amount was accrued for as of December 30, 2009.  The Court granted preliminary approval of the settlement on February 25, 2010, and the parties currently await a formal court order setting the class notification deadlines as well as the hearing for final court approval.

On or about February 2, 2009, Sunset & Westridge, LLC, landlord of a restaurant site in St. George, Utah, filed suit against EPL in Superior Court for the County of Orange seeking declaratory relief for alleged breach of a commercial lease.  Plaintiff alleges that the Company wrongfully terminated the lease in question, citing force majeure delays as justification for missing the delivery date on the property.  The parties agreed to settle this matter in November 2009 for an immaterial amount which was paid in 2009 and the matter was dismissed on January 15, 2010.

Martin Penaloza, a former Assistant Manager, filed a purported class action on May 26, 2009 in Superior Court in Orange County, California. The claims, requested remedies, and potential class in this case overlap those in the Delgado lawsuit and will be included in that settlement.

In September 2008, the excess insurance carrier in the settled Mexico trademark litigation, American International Specialty Lines Insurance Company, filed an action for declaratory judgment seeking to have the Court determine that it is not required to indemnify EPL for any amounts awarded against it (or paid in settlement) in the underlying Mexico trademark litigation. This lawsuit was stayed pending the outcome of the Arch litigation described above, and is set for trial starting April 12, 2010.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these other actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources. A significant increase in the number of claims or an increase in amounts owing under successful claims could materially adversely affect our business, financial condition, results of operation and cash flows. For 2009, we have not recorded any reserves for any litigation in our financial statements other than an aggregate of $10.4 million for cases we have agreed to settle.

Item 4. RESERVED

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is not registered under the Securities Exchange Act of 1934, as amended. There is no established public trading market for our common stock. On December 30, 2009, there was one holder of record of our common stock, El Pollo Loco Holdings, Inc.

In fiscal year 2008 and 2009, Intermediate paid no cash dividends. The indentures governing the 2012, 2013 and 2014 Notes contain covenants that, among other things, limit our ability to pay dividends on our capital stock, subject to certain exceptions. EPL is also prohibited from paying cash dividends under the terms of EPL’s senior secured credit facility and other debt obligations, except in certain circumstances. See Notes 11, 12 and 13 to our Consolidated Financial Statements.

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

	Predecessor (1)		Successor (1)
	Fiscal Year (2)		Fiscal Years (2)
	December 30, 2004 to November 17, 2005	November 18, 2005 to December 28, 2005	2006	2007	2008	2009

Income Statement Data:
(Amounts in thousands)
Restaurant revenue	$197,267	$24,527	$242,571	$259,987	$278,343	$258,904
Franchise revenue	13,661	1,742	17,317	19,038	20,587	18,790
Total operating revenue	210,928	26,269	259,888	279,025	298,930	277,694
Product cost	62,638	7,958	76,151	81,233	89,442	83,391
Payroll and benefits	50,325	6,746	61,601	67,545	73,139	68,806
Depreciation and amortization	12,743	1,203	10,333	11,947	13,007	11,359
Other operating expenses	65,340	7,958	81,281	90,074	106,304	100,759
Goodwill and intangible asset Impairment	-	-	-	-	42,093	17,430
Operating income (loss)	19,882	2,404	30,522	28,226	(25,055)	(4,051)
Interest expense, net	38,726	3,385	28,813	29,167	26,003	32,590
Other expense	-	-	-	-	2,043	443
Other income	-	-	-	-	(1,570)	(452)
Income (loss) before income taxes	$(18,844)	$(981)	$1,709	$(941)	$(51,531)	$(36,632)
Net income (loss)	$(11,193)	$(588)	$637	$(4,034)	$(39,481)	$(52,257)
Supplementary Income Statement Data:
Restaurant other operating expense	$38,153	$4,623	$51,039	$56,138	$62,861	$61,774
Franchise expense	2,794	352	3,429	3,747	4,135	3,928
General and administrative expense (3)	24,393	2,983	26,813	30,189	39,308	35,057
Total other operating expenses	$65,340	$7,958	$81,281	$90,074	$106,304	$100,759
Balance Sheet Data:
Cash and cash equivalents	$	$3,552	$2,955	$3,841	$1,076	$11,277
Net property (4)		71,307	75,476	83,322	85,053	77,868
Total assets		505,919	509,048	516,428	467,271	461,890
Total debt (5)		260,314	262,187	262,267	241,451	268,200
Total stockholders’ equity (deficiency)		171,691	172,714	172,311	156,580	104,010
Other Financial Data:
Depreciation and amortization	12,743	1,203	10,333	11,947	13,007	11,359
Capital expenditures (6)	13,270	2,891	14,022	29,105	17,455	8,820

(1)
We refer to ourselves as the Predecessor for all periods before Chicken Acquisition Corp. (CAC) acquired us on November 17, 2005 (the “Acquisition”) and as the Successor for all periods subsequent to the Acquisition.

(2)
We use a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2008, which ended December 31, 2008, was a 53-week fiscal year. Fiscal years 2005, 2006, 2007 and 2009 were 52-week fiscal years.

(3)	General and administrative expense includes net litigation settlement expenses of $10.942 million and $6.220 million in fiscal years 2008 and 2009, respectively.

(4)	Net property consists of property owned and property held under capital leases.

(5)
Total Predecessor debt consists of 2009 notes, 2010 notes, notes payable and capital lease obligations. Total Successor debt consists of untendered 2009 Notes (for years 2007 and 2008), the 2012 notes (for 2009), the 2013 notes, the 2014 notes, borrowings under the existing senior secured credit facilities, and capital lease obligations.

(6)
Capital expenditures consist of cash paid for the purchase of property as well as cash paid for the purchase of restaurants from franchisees. The amount paid for the purchase of restaurants from franchisees was $1.720 million in 2009 and $8.358 million in 2007.

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

Overview

We own, operate and franchise restaurants specializing in marinated, flame-grilled chicken. Our restaurants are located principally in California, with additional restaurants in Arizona, Colorado, Connecticut, Georgia, Illinois, Missouri, New Jersey, Nevada, Oregon, Texas, Utah and Virginia. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 40 to 60 customers and offering drive-thru convenience.

Our restaurant counts at the end of each of the last three fiscal years are as follows:

	El Pollo Loco Restaurants Fiscal-Year End
	2007	2008	2009

Company-operated	157	165	172

Franchised	232	248	243

System-wide	389	413	415

During 2009, we opened four new company-operated restaurants and franchisees opened eight new restaurants. During 2009 we closed one company-operated restaurant and franchisees closed thirteen restaurants.  The Company entered into a management agreement and assumed operations of one franchisee-owned store in December 2008. The Company terminated the management agreement on January 12, 2010 and subsequently, the store closed. The Company also purchased four restaurants from a franchisee in 2009.

We plan to open approximately two company-operated restaurants in fiscal 2010. We believe our franchisees will open approximately three new restaurants in fiscal 2010. The growth in new restaurant openings has been, and is expected to continue to be, negatively impacted by the economic climate, as discussed below. In response to the credit crisis, we are adjusting our growth strategy for the future to focus on a new generation (Gen3) reduced cost restaurant that we believe will appeal to both single unit and multi-unit franchisees. The Gen3 is designed to offer the same features (with fewer seats and no salsa bar) of a typical 2,600 square foot free-standing drive-thru restaurant, at about half the cost. The Gen3, which will range from 1,800 to 2,200 square feet, will have reduced construction costs and a shorter build-out period than our existing restaurant design.

At the end of 2009, we had 21 restaurants open in new markets east of the Rockies. Additionally, six stores were closed in 2009 in these areas due to low sales. The 21 open stores are experiencing a wide range of sales volumes, and a majority of them have sales volumes that are significantly less than the chain average due to the lack of brand awareness in the new markets.

Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters the comparable restaurant base for the calculation of same-store sales the first full week after the 15-month anniversary of its opening. Fiscal year 2009 same-store sales for restaurants system-wide decreased 8.2%, compared to increases of 0.2% and 2.7% in 2008 and 2007, respectively. System-wide same-store sales include same-store sales at all company-owned stores and franchise-owned stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenues) and contribute to advertising pools based on a percentage of their sales. Same-store sales at company-operated restaurants decreased 7.7%, and increased 0.2% and 1.9% for 2009, 2008 and 2007, respectively.

Changes in company-operated restaurant revenue reflect changes in the number of company-operated restaurants and changes in same-store sales, which are impacted by price and transaction volume changes. Due to competitive pressures we did not implement menu price increases in 2009. The Company did implement price increases in October 2008, January 2008 and January 2007. The depressed economy and increased unemployment, especially in California, negatively impacted our transaction volume and average check in 2009 and 2008. Consumers are eating out less, and when they do eat out, are more sensitive to price increases and are looking for specials and promotions. This has an impact on both same-store sales and on restaurant margins. We believe 2010 will be as challenging as 2009 from an economic standpoint and will make it difficult to achieve same-store sales growth. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics. In California, our largest market, at January 2010, unemployment was 12.5% compared to 9.7% nationally.

Franchise revenue consists of royalties, initial franchise fees revenue, IT support services fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. During 2009, due to adverse economic conditions, several of our franchisees were delinquent in the payment of franchise fees due us and one franchisee filed for bankruptcy (we purchased four of its stores and five other stores were closed). As of December 30, 2009, we had commitments to open 108 restaurants at various dates through 2024. The adverse economic and liquidity conditions have caused some franchisees to delay the opening of new restaurants under existing development agreements. As a result of these conditions, we estimate that as few as 18 of those restaurants could open. We have entered into development agreements that usually result in area development fees being recognized as the related restaurants open. Due to the recession and associated liquidity crisis, most of our developing franchisees are having a difficult time obtaining financing for new restaurants. Additionally, some of our franchisees who also operate other restaurant concepts have incurred significant loss of cash flow due to declining sales in these other concepts, as well as their El Pollo Loco restaurants. This has had the effect of slowing development of new El Pollo Loco restaurants, especially in new markets.  In addition, the economic conditions have had a negative effect on our ability to recruit and financially qualify new single-unit and developing franchisees. We expect these trends to continue at least through 2010. We expect that many of the franchisees who have development agreements will not be able to meet the new unit opening dates required under the agreements.

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

Product cost, which includes food and paper costs, is our largest single expense. Chicken accounts for the largest part of product cost, approximately 14.0% of revenue from company-owned restaurants in 2009. These costs are subject to increase or decrease based on commodity cost changes and depend in part on the success of controls we have in place to manage product cost in the restaurants. On March 1, 2009, new contracts with four chicken suppliers went into effect. Two of the contracts have a floor and ceiling price for chicken with a term of two years. The other two contracts were for one year and had fixed pricing for the term. In March of 2010, two of the four contracts expired with only one of the two expiring contracts being renewed. The renewed contract is for two years and has a fixed price for the term of the agreement. The new chicken contract that we entered into in 2010 has pricing that is relatively flat compared to the prior year’s expired contract. We implemented price increases in October 2008, January 2008 and January 2007 that partially mitigated the impact of higher chicken prices on our profitability. We did not take any price increases in 2009. There is no assurance that we will be able to increase menu prices in the future to offset these increased costs. Overall commodity prices increased significantly in 2007 and 2008.

Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation, including minimum wage increases and expenses for health insurance and workers’ compensation insurance, which we self insure. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. The state of California (our largest market) increased the minimum wage from $6.75 per hour to $7.50 per hour effective January 1, 2007 and to $8.00 per hour effective January 1, 2008. The federal minimum wage increased from $5.85 to $6.55 per hour effective July 24, 2008 and increased to $7.25 per hour effective July 24, 2009. The Company implemented a menu price increase of approximately 2% at the beginning of 2007 and approximately 2.5% at the beginning of 2008 in order to mitigate the impact of the minimum wage increase and commodity increases. There were no price increases in 2009. There is no assurance that we will be able to increase menu prices in the future to offset these increased costs. Workers’ compensation insurance costs are subject to a number of factors, including the impact of legislation. We have seen an overall reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in 2002. This has resulted in lower workers’ compensation expense in 2009, 2008 and 2007 compared to previous years.

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

General and administrative expense includes all corporate and administrative functions that support existing operations and provide the infrastructure to facilitate our growth. These expenses have been impacted by litigation costs, rating agency fees, directors and officers insurance, compliance with laws relating to corporate governance and public disclosure, and audit fees. Included in general and administrative expense are fees paid to affiliates of certain directors pursuant to a Monitoring and Management Services Agreement. See “Item 11. Executive Compensation – Compensation Committee Interlocks and Insider Participation.” Since we expect a difficult economic environment to continue in 2010, we have taken measures to reduce general and administrative expenses by, among other things, reducing the number of corporate support employees, deferring raises and promotions, and reducing travel and meeting costs.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements.

Litigation Reserves

We are involved in litigation in the ordinary course of our business, such as claims asserting violations of wage and hour laws in our employment practices. In preparing our financial statements we account for these contingencies pursuant to the provisions of ASC 450, “Contingencies”; previously Financial Accounting Standards Board (“FASB”) Statement No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss an interpretation of FASB Statement No. 5, which require that we accrue for losses that are both probable and reasonably estimable. Because we believe that these potential losses are not probable or estimable, we have not recorded any reserves or contingencies related to these legal matters in 2009 other than an aggregate of $10.4 million for cases we have agreed to settle. In the event that the assumptions we used to evaluate these matters as neither probable nor estimable change in future periods, we may be required to record a liability for an adverse outcome, which could have a material adverse effect on our results of operations and financial position. See “Litigation Contingency” below.

Recoverability of Property and Equipment

In accordance with ASC 360 “Property, Plant and Equipment”; previously FASB Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), long-lived assets, such as property and equipment, are reviewed on a restaurant-by-restaurant basis for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates the carrying value of long-lived assets for impairment when a restaurant experiences a negative event, including, but not limited to, a significant downturn in sales, a substantial loss of customers, an unfavorable change in demographics or a store closure. Upon the occurrence of a negative event, the Company estimates the future undiscounted cash flows for the individual restaurants that are affected by the negative event. If an event occurs or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The most significant assumptions in the analysis are those used to estimate a restaurant’s future cash flows. The Company generally uses the assumptions in its strategic plan and modifies them as necessary based on restaurant-specific information.

We recognized non-cash impairment losses in fiscal 2009 of $4.2 million for five underperforming Company-operated stores that will continue to operate and non-cash impairment losses in fiscal 2008 of $1.9 million for three underperforming Company-operated stores. There were no impairment losses in fiscal year 2007. These amounts are included in other operating expenses on our consolidated statement of operations. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Our assessments of cash flows represent our best estimate as of the time of the impairment review and are consistent with our internal planning. If different cash flows had been estimated in the current period, the property and equipment balances could have been materially impacted. Factors that we must estimate when performing impairment tests include, among other items, sales volume, prices, inflation, marketing spending, and capital spending. With respect to closed restaurants, assets, if any, are reflected at their estimated net realizable value; liabilities of closed restaurants, which consist principally of lease obligations, are recognized at their contractual obligation amount, reduced by estimated future sublease income. We closed one restaurant at the end of its lease term during 2009 and reserved for the closure of two additional stores that closed in January 2010. In fiscal 2009, 2008 and 2007, we recorded net closed store reserves of $4,000, $73,000 and $86,000, respectively.

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

In accordance with ASC 350 “Intangibles—Goodwill and Other”, previously SFAS 142, Goodwill and Other Intangible Assets (,”FAS 142”), we do not amortize goodwill and certain intangible assets with an indefinite life, including domestic trademarks. Goodwill is subject to periodic evaluation for impairment when circumstances warrant, or at least once per year. Our impairment evaluation for goodwill is conducted annually coinciding with our fiscal year end. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. Based on the Company’s analysis described below, in fiscal 2009, we recorded a non-cash full impairment of $6.1 million for our franchise network and recorded a non-cash impairment of domestic trademarks of $11.3 million.  In fiscal 2008, we recorded a non-cash impairment of goodwill of $24.5 million and recorded a non-cash impairment of domestic trademarks of $17.6 million. No impairment was recorded in 2007.

The impairment evaluation for goodwill is conducted annually coinciding with our fiscal year-end using a two-step process. In the first step, the fair value of all of our company-owned restaurants, treated as a single reporting unit, is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows or in consideration of recent transactions involving stock sales with independent third parties. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared with the carrying amount of the goodwill and an impairment charge is recorded for the difference.

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

  Accrued Liabilities

We self-insure a significant portion of our workers’ compensation and general liability insurance obligations. Since late 2008 we have also self-insured our health insurance obligations.  We do maintain stop loss coverage which sets a limit on our liability for both individual and aggregate claim costs.  The full extent of certain claims, in many cases, may not become fully determined for several years. We therefore estimate the potential obligation for both known claims and for liabilities that have been incurred but not yet reported based upon historical data and experience and use an outside consulting firm to assist us in developing these estimates. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.

Share-Based Compensation

 All of our options were granted by CAC and represent the right to purchase CAC common stock. CAC’s only material asset is our stock and CAC has no other material operations. In December 2004, the FASB issued Statement No. 123 (R), Share-Based Payment; now known as ASC 718 “Compensation-Stock Compensation”, which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. We adopted the provisions of ASC 718 on December 29, 2005 for fiscal year 2006 using a prospective application. Under the prospective application, ASC 718 applies to new awards and any awards that are modified or cancelled subsequent to the date of our adoption of ASC 718. Prior periods are not revised for comparative purposes. As we used the minimum value method for pro forma disclosures under ASC 718, the 277,608 options outstanding at December 28, 2005, will continue to be accounted for in accordance with Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, unless such options are modified, repurchased or cancelled after December 28, 2005.

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

The terms of the 151,279 options granted on December 15, 2005 (that are outstanding at December 30, 2009), provided that if an initial public offering of at least $50,000,000 occurred before November 18, 2007, one-half of the then unvested options would have become exercisable and the remaining unvested options would have been exchanged for restricted stock. In the event of a change in control at any time or an initial public offering after November 18, 2007, the options will become 100% vested. We accounted for unvested options that would have been cancelled and replaced with restricted stock upon completion of an initial public offering before and until November 18, 2007 using variable accounting, which required us to recognize expense in each reporting period based on the change in incremental value of the award at each fiscal quarter. As the Company did not undertake an initial public offering prior to November 18, 2007, the future compensation expense is calculated based on the fair market value of the underlying stock as of this date.

 For the year ended December 30, 2009, we recognized compensation expense of $162,000 related to these options. As of December 30, 2009, the total unamortized compensation expense related to these options was approximately $0.8 million, which will be amortized over the remaining vesting period of approximately 3.0 years, or earlier in the event of an initial public offering of our common stock or a change in control.

Beginning in 2006, pursuant to ASC 718 “Compensation-Stock Compensation”; we began to use the Black-Scholes option-pricing model to value compensation expense for share-based awards granted and developed estimates of various inputs, including, expected term of the option grants, expected volatility of CAC common stock, comparable risk-free interest rate and expected dividend rate. The forfeiture rate is based on historical rates of forfeiture and reduces the compensation expense recognized. The expected term of options granted is derived from the simplified method per ASC 718-10-30. The comparable risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of stock options. Expected volatility is based on the stock price volatility for public companies in our industry. We do not anticipate paying any cash dividends in the foreseeable future and therefore we use an expected dividend rate of zero. Under the prospective method of ASC 718, compensation expense was recognized during the years ended December 26, 2007, December 31, 2008 and December 30, 2009 for all stock-based payments granted after December 28, 2005 based on the grant date fair value estimated in accordance with the provisions of ASC 718.

Results of Operations

Our operating results for 2007, 2008 and 2009 are expressed as a percentage of restaurant revenue below:

	Fiscal Years
	2007	2008	2009
Income Statement Data:
Restaurant revenue	100.0%	100.0%	100.0%
Product cost	31.2	32.1	32.2
Payroll and benefits	26.0	26.3	26.6
Depreciation and amortization	4.6	4.7	4.4
Other operating expenses	34.6	38.2	38.9
Operating income (loss)	10.9	(9.0)	(1.6)
Interest expense	11.2	9.3	12.6
Loss before income taxes	(0.4)	(18.5)	(14.2)
Net loss	(1.6)	(14.2)	(20.2)
Supplementary Income Statement Data:
Restaurant other operating expense	21.6	22.6	23.9
Franchise expense	1.4	1.5	1.5
General and administrative expense (1)	11.6	14.1	13.5
Total other operating expenses	34.6	38.2	38.9

(1)	General and administrative expenses as a percentage of total operating revenue for 2007, 2008 and 2009 was 10.8%, 13.1% and 12.6%, respectively.

Fiscal Year Ended December 30, 2009 Compared to Fiscal Year Ended December 31, 2008

Fiscal year 2009 consisted of 52 weeks, compared to 53 weeks in fiscal year 2008. Accordingly, the extra week of operations in 2008 was a factor in the 2009 decrease in the dollar amounts of revenue and a majority of our operating expenses in comparison to the 2008 dollar amounts.

Restaurant revenue decreased $19.4 million, or 7.0%, to $258.9 million for 2009 from $278.3 million from 2008. The decrease in restaurant revenue was mainly due to the decrease in comparable store sales of $20.4 million, or 7.7%. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s fifteen-month anniversary. The components of the company-operated comparable sales decrease was comprised of a check average decrease of 3.5% and a transaction decrease of 4.2%. The company-operated same-store sales decrease reflects intense competition and a general sales softness in the QSR industry due to high unemployment, the recession and other adverse economic and consumer confidence factors that escalated in 2009 and are expected to continue at least through 2010. Another major factor contributing to the decrease in 2009 sales is the $4.5 million in revenue generated in the 53rd week of fiscal 2008. Additionally, revenue decreased $1.0 million due to EPL terminating the operating management contract with a franchisee in December 2008 and $0.8 million due to the closures of two company-operated units, one in 2008 and one in 2009. These decreases were partially offset by $3.5 million of revenue from eight new stores opened in fiscal year 2008, $2.8 million of revenue from four units opened in fiscal 2009 and $1.0 million of revenue from four restaurants purchased from a franchisee in September 2009.

Franchise revenue decreased $1.8 million, or 8.7%, to $18.8 million for 2009 from $20.6 million for 2008. This decrease is primarily due to decreased development fees which are attributed to fewer franchised restaurant openings in fiscal 2009 due to the challenging economic environment and also due to lower royalties and percentage rent income, which are based on sales, resulting from a 8.6% decrease in franchise-operated same-store sales for the fiscal 2009 compared to fiscal 2008 along with five and thirteen franchise units that were closed in 2008 and 2009, respectively. This decrease was partially offset by twenty one and eight new franchise units that opened in 2008 and 2009, respectively. Franchise-operated same-store sales were impacted by the same adverse factors that affected company-operated same-store sales described above.

Product costs decreased $6.0 million, or 6.8%, to $83.4 million for 2009 from $89.4 million for 2008. The major factors in the decrease were the decline in sales and the 53rd week in 2008. These decreases were partially offset by the additional restaurants open during fiscal 2009.

Product costs as a percentage of restaurant revenue was relatively flat for fiscal 2009 at 32.2% compared to fiscal 2008, 32.1%.

Payroll and benefit expenses decreased $4.3 million, or 5.9%, to $68.8 million for 2009 from $73.1 million for 2008. This decrease is primarily attributed to the lower worker’s compensation expense in 2009 compared to 2008 of approximately $1.3 million due to programs we put into place in prior periods and the additional week of salaries of approximately $1.1 million in 2008 since it was a 53-week year. Additionally, fewer employees were needed to support the lower sales volume in fiscal 2009 compared to 2008. These decreases were partially offset by an increase in payroll expenses for restaurants outside of California due to the increase in the federal minimum wage from $6.55 to $7.25 in July 2009 and by the additional restaurants opened during fiscal 2009.

As a percentage of restaurant revenue, payroll and benefit expenses increased 0.3% to 26.6% for 2009 from 26.3% for 2008 mainly due to deleverage caused by lower sales and for the increase in wages noted above.

Depreciation and amortization decreased $1.6 million, or 12.8% to $11.4 million for 2009 from $13.0 million for 2008. This decrease is mainly attributed to a portion of the point of sale equipment in our restaurants becoming fully depreciated at the end of 2008. This was partially offset by the four new units we opened and four units we acquired from a franchisee.

Depreciation and amortization as a percentage of restaurant revenue decreased slightly to 4.4% for fiscal 2009 compared with 4.7% for 2008.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses decreased $1.1 million or 1.7%, to $61.8 million for fiscal year 2009 from $62.9 million for fiscal 2008. The decrease in operating costs was due to a $1.4 million decrease in utilities mainly due to lower prices of natural gas in 2009, lower advertising expense of $0.9 million due to lower sales in 2009 and lower pre-opening expense of $0.4 million due to fewer new store openings. These decreases were partially offset by $1.1 million increase in occupancy costs due to new store openings.

Restaurant other operating expense as a percentage of revenue increased by 1.3% to 23.9% for 2009 from 22.6% for 2008. The increase in other operating costs as a percentage of revenue was due in part to the deleverage in revenue as we had a 7.0% decrease in restaurant revenue in 2009 compared to 2008.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and is to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense was $3.9 million for 2009 which is comparable to $4.1 million for 2008.

General and administrative expenses decreased $4.2 million, or 10.7%, to $35.1 million for fiscal year 2009 from $39.3 million for fiscal 2008. The decrease in 2009 was due to a reduction of legal expenses of $5.3 million which was mainly due to a $4.5 million settlement agreement reached in December 2009 relating to the Arch insurance lawsuit. Salaries and wages decreased $1.4 million due to a reduction in workforce because of the challenging economy and one less week as prior year had 53 weeks. Our cost reduction initiatives and fewer store openings in 2009 compared to 2008 reduced travel and meetings expense by $1.3 million. These decreases were partially offset by increased impairment charges in fiscal 2009 of $2.2 million, which was due to five under-performing company-operated stores that will continue to operate. The decreases were also partially offset by an increase in severance pay of $0.4 million and $0.9 million increase for a bonus accrual over the prior year. We also recognized a gain on sale of land of $0.3 million in fiscal 2008 that did not recur in fiscal 2009.

General and administrative expense as a percentage of total operating revenue was 12.6% and 13.1% for 2009 and 2008, respectively. This decrease of 0.5% was mainly due to reasons noted above.

In accordance with ASC 350 “Intangibles- Goodwill and Other”; previously FASB Statement No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill and certain intangible assets with an indefinite life, including domestic trademarks. We perform an impairment test annually at our fiscal year end, or more frequently if impairment indicators arise. No impairment was recorded in 2007. Due to the downturn in the economy and its effect on expected future cash flows, we recorded a non-cash impairment of goodwill of $24.5 million and recorded a non-cash impairment of domestic trademarks of $17.6 million in 2008. In fiscal 2009, we recorded a non-cash full impairment of $6.1 million for our franchise network and recorded a non-cash impairment of domestic trademarks of $11.3 million.

Interest expense, net of interest income, increased $6.6 million, or 25.3%, to  $32.6 million in 2009 from $26.0 million for 2008. Our average debt balances for 2009 increased to $254.8 million compared to $251.9 million for 2008 and our average interest rate increased to 11.12% compared to 9.81% for 2008. We also had additional amortization expense of approximately $1.2 million related to deferred financing cost from our May 2009 issuance of senior secured notes due in 2012.

The Company had $0.4 million in other expense in the 2009 compared to $2.0 million in 2008. This decrease was primarily related to the change in the fair value of the interest rate swap agreement. The fixed interest rate that the Company agreed to pay was higher than the floating rate for the life of the agreement. The Company terminated the interest rate swap agreement in the second quarter of 2009.

The Company had a $1.1 million decrease in other income compared to 2008. This decrease was mainly due to a $1.5 million net gain on the repurchase of a portion of the 2013 and 2014 Notes in 2008 compared to a $0.5 million net gain on a repurchase of a portion of the 2013 Notes in March 2009.

Despite having a loss for 2009, our provision for income taxes consisted of income tax expense of $15.6 million as we recorded a valuation allowance of $30.5 million against our deferred tax assets in 2009. We had an income tax benefit of $12.1 million for 2008 for an effective tax rate of 23.38% for 2008 and (42.65)% for 2009.

As a result of the factors noted above, we had a net loss of $52.3 million for 2009 compared to a net loss of $39.5 million for 2008.

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

Franchise revenue increased $1.6 million, or 8.1%, to $20.6 million for 2008 from $19.0 million for 2007. This increase is primarily due to an increase in royalties resulting from a 0.2% increase in franchise same-store sales and increased store count and also to an increase of $0.3 million in franchise IT support services revenue partially due to the increased number of franchise stores supported by our IT support services. Franchise revenue has been, and will continue to be, negatively impacted by the economic factors described above.

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

Payroll and benefit expenses increased $5.6 million, or 8.3%, to $73.1 million for 2008 from $67.5 million for 2007. This increase is primarily attributed to more restaurants opened, the additional week of salaries of approximately $1.1 million in 2008 since it was a 53-week year, and the increase in the California minimum wage effective January 1, 2008. Payroll expenses for restaurants outside of California were negatively impacted in 2009 due to the increase in the federal minimum wage from $6.55 to $7.25 in July 2009. See “Inflation” below.

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

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and is to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased $0.4 million, or 10.4%, to $4.1 million for 2008 compared to $3.7 million for 2007. This increase is primarily attributed to increased IT support services costs for the franchise stores partially due to the increased number of franchise stores supported by our IT support services; there is a corresponding increase in franchise income for IT support services revenue.

Included in general and administrative expense for the 2008 period is a $10.7 million expense to settle certain trademark litigation. The decrease in general and administrative expenses was due to a $2.8 million loss recognized in the 2007 period from the sale of eight company restaurants that did not occur in the 2008 period, lower bonus expense of $1.9 million due to not achieving our budget goals in 2008 and decreased expense for outside services of $0.6 million which is attributed primarily to decreased spending on Sarbanes-Oxley compliance. The decrease in expense was partially offset by a non-cash impairment charge in 2008 of $1.9 million, which was recorded by the Company for three under-performing company-operated stores that will continue to operate and higher salaries and wages of $1.5 million due to increased headcount and an additional week of salaries of $0.3 million in 2008.

General and administrative expense as a percentage of total operating revenue was 13.1% and 10.8% for 2008 and 2007, respectively. This decrease was attributed to the reasons noted above.

In accordance with ASC 350 “Intangibles-Goodwill and Other”; previously FASB Statement No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill and certain intangible assets with an indefinite life, including domestic trademarks. We perform an impairment test annually at our fiscal year end, or more frequently if impairment indicators arise. No impairment was recorded in 2007. Due to the downturn in the economy and its effect on expected future cash flows, we recorded a non-cash impairment of goodwill of $24.5 million and recorded a non-cash impairment of domestic trademarks of $17.6 million in 2008.

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

Our provision for income taxes consisted of an income tax benefit of $12.1 million in 2008 compared with income tax expense of $3.1 million in 2007 for an effective tax rate of 23.38% for 2008 and (328.6%) for 2007. The 2008 period’s effective tax rate was impacted by an adjustment for the non-deductible portion of goodwill written-off, in the amount of $7.7 million, related to goodwill impairment. The 2007 period’s effective tax rate was impacted by an adjustment to recognize an interest deduction related to the EPL Intermediate Discount Notes in the amount of $0.5 million that we determined not to be subject to Applicable High Yield Discount Obligation (AHYDO) rules in Section 163(i) of the Internal Revenue Code. The 2007 period’s effective tax rate was also impacted by an adjustment for the non-deductible portion of goodwill written-off, in the amount of $2.8 million, related to the sale of eight company restaurants.

As a result of $42.1 million in goodwill and domestic trademark impairment charges, the $10.7 million settlement expense and the other factors noted above, we had a net loss of $39.5 million for 2008 compared to a net loss of $4.0 million for 2007.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. At December 30, 2009, our total debt was $268.2 million, compared to $241.5 million at December 31, 2008. See “Debt and Other Obligations” below. Our ability to make payments on our indebtedness, and to fund planned capital expenditures will depend on our available cash and our ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash of $11.3 million at December 30, 2009 and the approximately $6.2 million that EPL had available at December 30, 2009 under its credit agreement will be adequate to meet our liquidity needs for the next 12 months. The current economic crisis and resulting severely constrained liquidity conditions could make it more difficult or costly for us to obtain debt or equity financing or to refinance our existing debt if it becomes necessary, and could make sources of liquidity unavailable. See “Debt and Other Obligations” below.

On January 25, 2008, CAC made an $8 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of the outstanding 14.5% senior discount notes due 2014 (see Note 13 to our Consolidated Financial Statements) at a price that approximated their accreted value. In May of 2008, CAC made a $4.0 million capital contribution to the Company that was used for normal operating purposes. In June 2008, CAC paid a litigation settlement payment of $10.7 million on behalf of EPL. This payment was accounted for as a capital contribution by CAC to EPL. CAC may make future capital contributions to the Company and EPL for general corporate purposes. However, CAC is a separate legal entity and is under no obligation to make any additional capital contributions to us.

In fiscal 2009, our capital expenditures totaled $8.8 million, consisting of $3.0 million for new restaurants, $1.7 million for the purchase of the four Atlanta stores and related assets from Fiesta Brands, Inc., $2.7 million for capitalized repairs of existing sites, $0.9 million related to other projects and $0.5 million related to remodels. Due to a reduced number of expected new store openings in 2010 compared to prior years, but increased remodel expenditures planned for 2010, we expect our capital expenditures for 2010 to be approximately $ 7.0 to 8.0 million.

Cash and cash equivalents, including restricted cash, increased $10.3 million from $1.1 million at December 31, 2008 to $11.4 million at December 30, 2009. See “Working Capital and Cash Flows” below for information explaining this increase. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire additional restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness, if necessary, on commercially reasonable terms or at all.

As discussed in Item 3. “Legal Proceedings,” we are involved in various lawsuits, including wage and hour class action lawsuits. In order to mitigate the adverse effects of these cases, such as on-going legal expense, diversion of management time, and the risk of a substantial judgment against us (which could occur even if we believe we have a strong legal basis for our position), we have in the past, and may in the future, settle these cases. Any substantial settlement payments or damage awards against us if the cases go to trial could have a material adverse effect on our liquidity and financial condition. In fiscal 2009 we agreed to settle various lawsuits for payments totaling $10.4 million of which $8.0 million were made in January 2010. These payments were partially offset by a $4.5 million settlement payment we received in February 2010.

As a holding company, the stock of EPL constitutes our only material asset. EPL conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to us and currently has restrictions that limit distributions or dividends to be paid by EPL to us. Furthermore, subject to certain restrictions, EPL is permitted under the terms of EPL’s senior secured credit facilities and the indentures governing the 2012 Notes, 2013 Notes and 2014 Notes to incur additional indebtedness that may severely restrict or prohibit EPL from making distributions or loans, or paying dividends, to us. If we are unable to obtain cash from EPL or other sources, we will not be able to meet our debt and other obligations. If we are unable to obtain cash from EPL or other sources, we will not be able to meet our debt and other obligations. See “Debt and Other Obligations – 2014 and 2013 Notes” for a description of a mandatory debt redemption obligation we have in May 2011.

Working Capital and Cash Flows

We presently have, in the past have had, and may have in the future, negative working capital balances. The working capital deficit principally is the result of our investment to build new restaurants, remodel and replace or improve equipment in company-operated restaurants, and to acquire new restaurant information systems. We typically do not have significant receivables or inventories and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales and franchise revenue not needed immediately to pay for food and supplies or to finance receivables or inventories typically have been used for the capital expenditures referenced above and/or debt service payments under our existing indebtedness. We expect our negative working capital balances to continue to increase, based on the continuation of the economic downturn and our plan to continue to open new restaurants.

During the 52 weeks ended December 30, 2009, our cash and cash equivalents, including restricted cash, increased by $10.3 million to $11.4 million from the period ended December 31, 2008. This increase was due to the $129.9 million of cash proceeds received from our 2012 Note offering, $4.0 million from short-term borrowings under our prior revolver facility and $8.4 million from our operating activities. These increases were partially offset by the $110.1 million used to pay off our bank term loan, 2009 Note and revolver, $9.2 million in fees and costs incurred primarily in connection with the 2012 Note offering, $8.8 million for capital expenditures, $2.3 million to terminate our interest rate swap agreement, $0.9 million to repurchase common stock and $0.6 million of capital lease payments. The $10.4 million decline in purchases of property for the 52 week period 2009 compared to 2008 was mainly due to decreased spending on new restaurants as we had fewer openings in the current period.

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

Debt and Other Obligations

Credit Facility

On May 22, 2009, EPL entered into a credit agreement (the "Credit Facility") with Intermediate as guarantor, the lenders from time to time party thereto, Jefferies Finance LLC, as lead arranger, book manager, documentation agent, administrative agent and collateral agent, Jefferies Finance LLC, as syndication agent, and Jefferies Finance LLC, as issuing bank for the lenders. The Credit Facility provides for a $12.5 million revolving line of credit with borrowings limited at any time to the lesser of (i) $12.5 million and (ii) the Company’s consolidated cash flow for the most recently completed trailing twelve consecutive months. EPL has $6.3 million of letters of credit outstanding as of December 30, 2009 (see Note14).

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

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) incur additional indebtedness or issue preferred stock; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) make certain restricted payments; (vi) make investments, loans or advances; (vii) make certain acquisitions; (viii) engage in certain transactions with affiliates; (ix) change the Company’s lines of business or fiscal year; and (x) engage in speculative hedging transactions. In addition, the Credit Agreement will require the Company to maintain, on a consolidated basis, a minimum level of consolidated cash flow at all times. As of December 30, 2009, the Company was in compliance with all of the financial covenants contained in the Credit Facility and had $6.2 million available for borrowings under the revolving line of credit.

2012 Notes

On May 22, 2009, EPL issued $132,500,000 aggregate principal amount of 11 3/4% senior secured notes due December 1, 2012 (the “2012 Notes”) in a private placement. EPL sold the 2012 Notes at an issue price equal to 98.0% of the principal amount, resulting in gross proceeds to EPL of $129,850,000 before expenses and fees. Interest is payable each year in June and December beginning December 1, 2009. The 2012 Notes are guaranteed by Intermediate and are secured by a second priority lien on substantially all of the Company’s assets. The 2012 Notes may be redeemed at a premium, at the discretion of EPL, after March 1, 2011, or sooner in connection with certain equity offerings. If EPL undergoes certain changes of control, each holder of the notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount. The Indenture governing the 2012 Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to incur additional indebtedness; pay dividends or certain restricted payments; make certain investments; sell assets; create liens; merge; and enter into certain transactions with its affiliates. As of December 30, 2009, we had $130.4 million outstanding in aggregate principal amount under our 2012 Notes. The principal value of the 2012 Notes will increase (representing accretion of original issue discount) from the date of original issuance so that the accreted value of the 2012 Notes will be equal to the full principal amount of $132.5 million at maturity.

In connection with the issuance of the 2012 notes, EPL filed a registration statement on Form S-4 with the SEC in October 2009 and in December 2009, we completed the exchange of these notes for registered, publicly traded notes that have substantially identical terms of these notes.

EPL incurred direct finance costs of approximately $9.2 million in connection with sale of the 2012 Notes and the registration of these notes. These costs have been capitalized and are included in other assets in the Company’s balance sheet, and the related amortization is reflected as a component of interest expense in the consolidated statement of operations. The Company used the net proceeds from the 2012 Notes to repay the credit facility with Merrill Lynch, Bank of America, et al (which provided for a $104.5 million term loan and a $25.0 million revolving loan) and its 9 ¼% Senior Secured Notes due 2009.

As of December 30, 2009, we calculated our “fixed charge coverage ratio” (as defined in the indenture governing the 2012 Notes) at 1.31 to 1. The indenture permits us to incur indebtedness or issue disqualified stock, and the Company’s restricted subsidiaries to incur indebtedness or issue preferred stock, if our fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2.0 to 1, as determined on a pro forma basis as if such indebtedness had been incurred or the disqualified stock or the preferred stock had been issued at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness under the terms of the 2012 Notes. A failure to meet the ratios affects only our ability to incur additional indebtedness and does not constitute a default under these Notes.

2014 and 2013 Notes

   At December 30, 2009, we had $29.3 million outstanding in aggregate principal amount of 14½% Senior Discount Notes due 2014. No cash interest accrued on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes increased (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½ % per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 was equal to the full principal amount of $29.3 million at maturity. Beginning on November 15, 2009, interest accrues on the 2014 Notes at an annual rate of 14 ½ % per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. On January 25, 2008, CAC made an $8.0 million capital contribution to the Company. The Company used $7.9 million of these proceeds to repurchase a portion of these notes at a price that approximated their accreted value. See Note 15 to our Consolidated Financial Statements. The 2014 Notes are unsecured and are not guaranteed.

If any of the 2014 Notes are outstanding at May 15, 2011, we are required to redeem for cash a portion of each note then outstanding at 104.5% of the accreted value of such portion of such note, plus accrued and unpaid interest, if any. Based on the principal amount of the 2014 Notes outstanding at December 30, 2009, it is estimated that we will be required to pay approximately $10.6 million in May 2011 to satisfy the mandatory redemption requirement. Additionally, we may, at our discretion, redeem any or all of these notes, subject to certain provisions contained in the indenture governing these notes.

As of December 30, 2009, we had $106.3 million outstanding in aggregate principal amount under our 2013 Notes. The Company purchased, at par, the $250,000 remaining balance of the 2009 Notes in May of 2009 with the proceeds of the 2012 Notes. The Company used $13.6 million of proceeds from operations to repurchase a portion of the 2013 Notes in 2008. See Note12 to our Consolidated Financial Statements.

As of December 30, 2009, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as defined in the indenture governing the 2014 Notes) at 1.35 to 1 and 6.57 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. The indenture permits us to incur indebtedness that (a) is contractually subordinated to the 2014 Notes, (b) has a maturity date after November 15, 2014, and (c) does not provide for payment of cash interest prior to November 15, 2014. The indenture also permits us to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2.0 to 1, and if our consolidated leverage ratio would have been equal to or less than 7.5 to 1, all as determined on a pro forma basis as if such indebtedness had been incurred at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness under the terms of the 2013 and 2014 Notes. A failure to meet the ratios affects only our ability to incur additional indebtedness and does not constitute a default under these Notes.

Other Obligations

At December 30, 2009, we had outstanding letters of credit totaling $6.3 million, which served as collateral for our various workers’ compensation insurance programs (see Note 14 to our Consolidated Financial Statements).

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

Future Payments Under Debt and Other Obligations

The following table represents our contractual commitments (which includes expected interest expense) to make future payments pursuant to our debt and other obligations disclosed above and pursuant to our restaurant operating leases outstanding as of December 30, 2009 (amounts in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
2012 Notes	$15,482	$15,482	$147,074	$—	$—	$—	$178,038
2013 Notes	12,573	12,573	12,573	119,573	—	—	157,292
2014 Notes	4,255	14,103	2,786	2,786	22,001	—	45,931
Capital leases (see Note 9- to our consolidated financial statements)	627	457	436	417	416	1,198	3,551
Purchase obligations(2)	28,859	18,487	2,415	—	—	—	49,761
Subtotal	61,796	61,102	165,284	122,776	22,417	1,198	434,573

Restaurant operating leases (1)	17,952	16,624	15,637	13,749	11,687	83,673	159,322
Total	$79,748	$77,726	$180,921	$136,525	$34,104	$84,871	$593,895

(1)	Does not reflect the impact of renewals of operating leases that are scheduled to expire during the periods indicated.

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

Litigation Contingency

As discussed in Item 3, Legal Proceedings, we are subject to employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws in the ordinary course of business. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. In recent years a number of restaurant companies have been subject to wage and hour class action lawsuits alleging violations of federal and state labor laws. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We are currently a defendant in several wage and hour class action lawsuits. Since our insurance carriers have denied coverage of these claims, a significant judgment against us could adversely affect our financial condition and adverse publicity resulting from these allegations could adversely affect our business. In an effort to mitigate these adverse consequences, we have in the past, and could in the future, settle certain of these lawsuits. The on-going expense of these lawsuits, and any substantial settlement payment or judgment against us, could adversely affect our business, financial condition, operating results or cash flows. As of December 30, 2009 we currently have recorded within our financial statements an aggregate reserve of $10.4 million for cases which we have agreed to settle.

Recent Accounting Pronouncements

Recent Accounting Changes — FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 30, 2009.

As a result of the Company’s implementation of the Codification during the year ended December 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current year financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

The following are recent accounting standards adopted or issued that could have an impact on our Company:

Consolidation of Variable Interest Entities – Amended
(Included in Accounting Standards Codification (“ASC”) 810 “Consolidation”; previously SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”) which amends the consolidation guidance that applies to variable interest entities under FIN 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. We are currently evaluating the impact, if any, the adoption of ASC 810 “Consolidation” may have on our consolidated financial position or results of operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, which amends the guidance in ASC 605. ASU 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, the adoption of ASU 2009-13 may have on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of ASU 2010-06 may have on our consolidated financial position or results of operations.

Inflation

The impact of inflation on labor, food and occupancy costs in 2007 and 2008 had a significant effect on our operations. In March 2007, 2008, and 2009 we renewed certain chicken supply contracts with terms ranging from one to two years at higher prices than the expiring contracts. The price for the new chicken contract we entered into in March 2010 with a certain vendor is basically flat compared to the expired contract. In 2007 and 2008, corn prices, which are a primary feed source for chicken, increased dramatically. Corn prices have declined in the last half of 2008 and in early 2009 from its all time highs, but still remains above historical averages. A major driver of this increase is demand for corn from the ethanol industry. There have been many new ethanol plants opening in the United States, and most of these plants use corn as the primary source of grain to make ethanol. On a historical basis, chicken prices remain high due to declining egg sets. We have seen other commodity costs, including paper and plastic, decline from mid-2008 highs.

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

We implemented menu price increases in 2007 and 2008 to partially mitigate the impact of higher chicken prices and labor costs. We attempt to maintain operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is our most effective tool for dealing with inflation. Due to intense competition, we did not increase prices in 2009 and there is no assurance we will be able to implement menu price increases in the future. If inflationary pressures require aggressive menu price increases in the future to protect our margins our restaurant traffic could be materially, adversely affected.

Off-Balance Sheet and Other Arrangements

As of December 30, 2009 and December 31, 2008, we had approximately $6.2 million and $7.4 million of borrowing capacity on the revolving portion of our senior credit facility pledged as collateral to secure outstanding letters of credit.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates. We are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under EPL’s revolving credit facility that are payable at floating rates of interest.

A hypothetical 10% fluctuation in the variable interest rate on our available revolver of approximately $6.2 million (no amounts are outstanding under this revolver) as of December 30, 2009 would result in an increase in interest expense of approximately $50,000 in a given year. We do not consider the change in the fair value of our debt resulting from a hypothetical 10% fluctuation in interest rates as of December 30, 2009 to be material.

We purchase food and other commodities for use in our operations based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  To manage this risk in part, we attempt to enter into fixed price or floor/ceiling purchase commitments, with terms typically of one to two years, for our chicken requirements.  Substantially all of our food and supplies are available from several sources, which help to diversify our overall commodity cost risk.  In addition, we may have the ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 8. Financial Statements and Supplementary Data.

The financial statements, including the Independent Registered Public Accounting Firm’s Reports thereon, included in this report are listed under Item 15(a). See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, Senior Vice President of Finance have concluded that the design and operation of our disclosure controls and procedures are effective as of December 30, 2009. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in our SEC filings and submissions is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

During the quarter ended December 30, 2009, management identified a control weakness related to the preparation of the tax provision that was remediated by year end.  Our remediation efforts mainly consisted of engaging a new external resource to provide dedicated expertise in accounting for income taxes and enhancing our internal review process. Other than the change made to remediate the aforementioned control weakness, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting immediately precedes the Report of Independent Registered Public Accounting Firm. We do not intend for the Management’s Report to be deemed filed under the Securities Exchange Act of 1934 or incorporated by reference into any filings under such Exchange Act or the Securities Act of 1933.

Item 9B. Other Information.

On March 30, 2010, the Company issued a press release reporting results of operations for the year ended December 30, 2009. A copy of the press release is being furnished as Exhibit 99 hereto and is incorporated herein by this reference. We do not intend for this exhibit to be incorporated by reference into any other filings we make with the SEC. This information is provided in this report in response to Item 2.02, Results of Operations and Financial Condition, and Item 9.01, Financial Statements and Exhibits, of Form 8-K in lieu of filing a Form 8-K.

On March 24, 2010, EPL executed a chicken supply contract with Koch Foods, Inc.  The agreement provides for prices and minimum quantities of chicken that EPL must purchase from Koch for a period of two years. This information is provided in this report in response to Item 1.01 of Form 8-K in lieu of filing a Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Company.

The following table sets forth certain information regarding our board of directors and executive officers:

Name	Age (1)	Position
Stephen E. Carley	57	President, Chief Executive Officer and Director
Karen B. Eadon	56	Senior Vice President of Marketing and Chief Marketing Officer
Joseph N. Stein	49	Senior Vice President of Strategy and Innovation
Gary Campanaro	49	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Jeanne A. Scott	62	Senior Vice President of Human Resources and Training and Assistant Secretary
Jerry Lovejoy	56	Senior Vice President, General Counsel and Secretary
Stephen J. Sather	62	Senior Vice President of Operations
Douglas K. Ammerman (2)(3)	58	Director
Andrew R. Heyer (3)	52	Director
Dean C. Kehler (2)	53	Director
Jeffrey J. Naumowitz(2)	33	Director
Alberto Robaina	45	Director
John M. Roth (3)	51	Director
Griffin Whitney	34	Director

(1)	As of March 1, 2010.
(2)	Member of Audit Committee.
(3)	Member of Compensation Committee.

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

Gary Campanaro was appointed Senior Vice President of Finance, Chief Financial Officer and Treasurer of the Company in January 2009. Mr. Campanaro is a Certified Public Accountant (inactive) who served as Chief Financial Officer and Secretary of Claim Jumper Restaurants Holdings Corp. from 2006 until joining the Company. He served as Chief Financial Officer and Secretary of The Keith Companies, Inc., a civil engineering firm, from 1998 to 2005, and he held executive positions at CB Richard Ellis, a real estate company, from 1992 to 1998, and at CKE Restaurants, Inc. from 1988 to 1992.

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

Stephen J. Sather was elected our Senior Vice President of Operations in February 2007 and has held that position at EPL since January 2006. From March 2002 to December 2005, he served as Senior Vice President Retail Operations for Great Circle Family Foods, LLC and from December 1996 to December 2001, he served as Chief Operating Officer for Rubio’s Restaurants, Inc.

Douglas K. Ammerman has been a director of the Company since September 2006. He held numerous positions with KPMG, LLP, an international accounting firm, including Managing Partner, from 1973 until his retirement in 2002. Mr. Ammerman holds a Masters in Business Taxation from the University of Southern California, is a Certified Public Accountant (inactive) and is a member of the California Society of CPAs. He is a director and Chairman of the Audit Committee of Fidelity National Financial, Inc. and Quiksilver, Inc.

Andrew R. Heyer has been a director of the Company since February 2007 and of EPL since November 2005. Mr. Heyer has been the Chief Executive Officer and a Managing Director of Mistral Capital Management, LLC, a private equity fund, since 2007. Mr. Heyer was a Managing Partner of Trimaran Capital, LLC from 2000 until 2007 and he has been a member of the Investment Committee of Trimaran Advisors, LLC, the investment advisor to a series of collateralized loan obligation funds, since 1997. From 1995 to 2006, Mr. Heyer served as vice chairman of CIBC World Markets Corp. and as co-head of the CIBC Argosy Merchant Banking Funds. Prior thereto, Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. Mr. Heyer currently serves on the Boards of Directors of Village Voice Media, LLC, Brite Media Group LLC, Shearers Food, Jamba, Inc., and Chef Solutions. He previously served on the Boards of Directors of Charlie Brown’s Acquisition Corp. and Hain Celestial Group, Inc.

Dean C. Kehler was elected a director of the Company in February 2007 and has served as a director of EPL since November 2005. He has been a Managing Partner of Trimaran Capital, LLC since 2000 and a member of the Investment Committee of Trimaran Advisors, LLC from 1995 to 2006, Mr. Kehler served as vice chairman of CIBC World Markets Corp. and as co-head of the CIBC Argosy Merchant Banking Funds (Fund I). Prior thereto, Mr. Kehler was a founder and Managing Director of The Argosy Group L.P. Mr. Kehler currently serves on the Boards of Directors of Inviva, Inc., Urban Brands, Inc., Charlie Brown’s Acquisition Corp. and Jefferson National Financial Corp. He previously served on the Boards of Directors of Booth Creek Ski Holdings, PrimeCo Wireless Communications LLC, and Source Financing Corp.

Jeffrey J. Naumowitz has been a director of the Company since June 4, 2009. Mr. Naumowitz is a Managing Director of Trimaran Fund Management, LLC. Prior to joining Trimaran in June 2008, Mr. Naumowitz was a Managing Director in the Leveraged Finance Investment Banking Group of Bear, Stearns & Co., Inc. Prior to joining Bear Stearns in April 2004, Mr. Naumowitz was a Director in the Leveraged Finance Group of CIBC World Markets Corp.

 Alberto Robaina was elected a director in December 2007. Since May 2007, Mr. Robaina has been a Managing Director and General Counsel of TrimaranFund Management, LLC, where he is responsible for legal and administrative matters for the firm’s private equity business and for Trimaran Advisors, LLC, the firm’s fixed income management business. Prior to joining Trimaran, Mr. Robaina spent ten years as General Counsel and Assistant Secretary for the New York City Investment Fund.

John M. Roth was elected a director in December 2007. Mr. Roth joined Freeman Spogli & Co., a private equity investment firm, in 1988 and became a general partner in 1993. From 1984 to 1988, Mr. Roth was employed by Kidder, Peabody & Co. Incorporated in the Mergers and Acquisitions Group. Mr. Roth also serves on the board of directors of hhgregg, Inc., a retailer of video products and appliances. Mr. Roth previously served on the boards of directors of AFC Enterprises, Inc. and Asbury Automotive Group, Inc.

Griffin Whitney has been a director of the Company since September 2006. Mr. Whitney has been a Senior Associate with Mistral Capital Management LLC, a private equity firm, since January 2008. He was an Associate at Trimaran Capital, LLC from June 2005 through December 2007. From August 2003 to May 2005, Mr. Whitney attended the University of Pennsylvania Wharton School Of Business, where he received a Masters in Business Administration. Prior thereto he was an Associate at AEA Investors, LLC and an analyst in the mergers and acquisitions group at JP Morgan/The Beacon Group.

Directors serve until the next annual meeting of stockholders or until their successors are elected. Officers serve at the pleasure of the Board of Directors.

Director Qualifications to Serve on Our Board

We are indirectly 99% owned by Trimaran Pollo Partners, LLC (the “LLC”), which itself is owned by various private equity and investment funds. Pursuant to the LLC’s Operating Agreement, certain members of the LLC have the right to designate the members of our board of directors and such designees must be reasonably acceptable to Trimaran Capital, LLC, the managing member of the LLC. See Item 11. “Executive Compensation – Compensation Committee Interlocks and Insider Participation.” Pursuant to such Operating Agreement:

•	affiliates of Freeman Spogli & Co. have the right to designate one member of the board (the “FS director”),
•	the chief executive officer of EPL Holdings, Inc., our immediate parent, must be a member of our board, and
•	various LLC members affiliated with Trimaran Capital, LLC have the right to designate the remaining members of our board (the “Trimaran directors”).

The LLC members who have the right to designate directors make their decision based on their own internal policies. The Trimaran directors are Andrew Heyer, Dean Kehler, Alberto Robaina, Jeffrey Naumowitz and Griffin Whitney. The FS director is John Roth.

The Operating Agreement requires that Stephen Carley, our chief executive officer, serve as a director because he is the chief executive officer of EPL Holdings, Inc. As a board member, our chief executive officer can provide important information and knowledge about the Company that the other directors do not possess. Mr. Carley also has extensive experience in the restaurant and food-service industries in general which provides the board with valuable industry expertise.

Douglas Ammerman was elected a director because of his extensive accounting expertise and background (as described above) and his experience serving on the audit committees of other companies’ boards of directors. Mr. Ammerman serves on our audit committee and is designated as an “audit committee financial expert” under SEC rules.

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

The Company’s compensation policies with respect to its executive officers are based on the principles that total compensation should, to a significant extent, be reflective of the financial performance of the Company, and that a significant portion of executive officers’ compensation should provide long-term incentives. The Compensation Committee seeks to set and maintain executive compensation at levels that are sufficiently competitive to attract, retain and motivate high quality executive talent to maximize the Company’s success. We seek to achieve this goal through a three-pronged compensation program consisting of base salaries, annual incentive bonus and stock option grants pursuant to which our executive officers can potentially earn substantially more compensation than their base salaries if corporate performance goals are met or surpassed. The annual incentive bonus is linked to the achievement of the Company’s annual performance goals and rewards short-term performance. Stock options provide a long-term incentive for executives to create wealth for our shareholders and provide rewards based on the appreciation in stock price.

Throughout this discussion, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during 2009 and the other individuals included in the Summary Compensation Table below are referred to as the “Named Executive Officers.”

Employment and Related Agreements

The nature and terms of our executive compensation program have been influenced significantly by the fact that we are a privately owned company and that Trimaran Pollo Partners, LLC (the “LLC”), our principal indirect shareholder, is actively involved in establishing and overseeing our compensation program. Two of the three members of our Compensation Committee, Andrew Heyer and John Roth, are representatives of funds which have a majority membership interest in the LLC.

In connection with the Acquisition by CAC in November 2005, we entered into employment agreements with our executive officers and CAC entered into other agreements with the executive officers that established the basic parameters of our compensation program. These agreements were negotiated with, and approved by, the LLC. We have also entered into similar agreements with persons who have become executive officers after the Acquisition. The employment agreements, which are described below under “Employment Agreements,” provide for the salary, annual bonus, benefits and payments upon termination of employment described below. CAC maintains a Stock Option Plan pursuant to which it grants options to purchase CAC common stock to our executive officers and other senior management.. All persons who acquire shares or options to purchase shares of CAC are required to become parties to a Stockholders Agreement with the LLC. The Stockholders Agreement provides for the put and call rights described below under “Payments Upon Termination or Change in Control.” This Agreement also generally imposes restrictions on the ability of the parties to transfer any shares of CAC stock held by them and contains other provisions governing their rights as stockholders of CAC. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Compensation Components

Executive compensation consists of the following components:

Base Salary. The Company provides Named Executive Officers with base salary to compensate them for services rendered during the fiscal year. The base salaries for our executives set forth in their respective employment agreements were initially established based on their experience and responsibilities, the Company’s salary structure and negotiations. Salary adjustments are typically considered annually as part of the Company’s annual performance review process as well as upon a promotion or other change in job responsibility. Each year, in connection with its approval of the annual operating plan, the Board of Directors considers whether to approve annual merit increase pools for various categories of Company employees based on a percentage of the aggregate current salaries of employees in each category. These percentages, which take into account cost of living factors in Orange County, California, are determined in conjunction with the preparation of the annual operating plan and are influenced by other costs and their impact on budgeted EBITDA. For 2009, as part of the Company’s cost-savings initiatives, there were no merit increases for Support Center employees, consisting of approximately 127 management and administrative personnel, including executive officers.

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

Based on the executive’s performance review ratings and other factors, such as relative position, responsibilities and tenure, the Chief Executive Officer, in consultation with the Compensation Committee members, recommends specific salary increases for all executive officers, including himself. Due to the difficult and challenging economic environment and the Company’s operating results in 2008, there were no salary increases for the Named Executive Officers for 2009.

Annual Bonus. Executive officers are eligible for annual incentive bonuses pursuant to the terms of their respective employment agreements based upon our achievement of budgeted EBITDA as approved by the Board of Directors for each fiscal year (the “Bonus Plan”). This element of compensation serves to motivate and challenge the executive to achieve superior short-term performance, while stock option awards are designed to motivate long-term performance and tenure at the Company. In addition, prior to 2009, all of our Support Center employees were eligible for an annual bonus based on the achievement of budgeted EBITDA and other employees were entitled to bonuses based on the achievement of specific operating performance goals tailored to their positions and responsibilities. As part of our cost-savings initiatives, the Company did not award any bonuses to Support Center employees for 2009 based on the achievement of budgeted EBITDA, but instead awarded discretionary bonuses as described below under “Discretionary Bonuses.” The bonus plan based on the achievement of budgeted EBITDA may be reinstated in future years.

The Bonus Plan provides for a cash bonus, dependent upon the level of achievement of budgeted EBITDA, calculated as a percentage of the officer’s base salary, with higher ranked officers compensated at a higher percentage of base salary to reflect their greater level of responsibility for the implementation and achievement of the annual plan. The percentages for the Named Executive Officers reflect our compensation policy that a substantial portion of the compensation opportunity should depend on the achievement of specific corporate performance goals. As set forth in their respective employment agreements, the target bonus awards (as a percentage of base salary) are as follows: Chief Executive Officer, 100%; Chief Financial Officer, 75%; and Senior Vice Presidents, 75%. In connection with his hiring in January 2009, we agreed to pay Mr. Campanaro a minimum $60,000 bonus for 2009 as an incentive for him to accept our offer of employment.

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

Adjusted EBITDA is defined as the income of the Company before, without duplication, interest expense, amortization of deferred financing fees and acquisition-related bank fees, income taxes, depreciation and amortization expense, gains (or losses) on the sale of company-operated restaurants or other significant assets, amortization of rent related to the application of ASC 840 “Leases” FAS 13, legal expenses associated with lawsuits relating to FLSA and California Labor Code exempt classification, transaction and new debt offering expenses, stock option expenses, and litigation-related legal expenses over plan, and after all bonuses and profit sharing expenses of the Company of any kind.

We believe that adjusted EBITDA is the best measure of our financial performance to use for the Bonus Plan because we utilize a similar measure to establish our budgets and to analyze our operations as compared to our budgets. The adjustments to income that define adjusted EBITDA facilitate our ability to measure operating performance by eliminating certain items which do not reflect management’s ability to impact the business and which we believe should not be taken into account for incentive compensation purposes. EBITDA is also an important non-GAAP valuation tool that is frequently used by securities analysts, investors and others to evaluate companies in the multi-unit limited service restaurant industry.

Each year, management prepares a five-year development plan and annual operating plan for the upcoming fiscal year which reflects management’s and the LLC’s objectives for return on assets, growth and capital spending. These plans are reviewed and approved by the Board of Directors. Budgeted EBITDA is derived from the annual operating plan using the definition of adjusted EBITDA above. In each of the following years, the annual bonus earned by executive officers under Bonus Plan were the following percentages of target bonus: 2009 – not applicable (waived), 2008 – 0%, 2007 - 63%, 2006 - 70%, and 2005 – 105%.

As part of the cost-savings initiatives that the Company implemented in 2009 in response to the adverse effects of the recession on our operating results, the Compensation Committee decided to implement the discretionary bonus described below and requested all officers with employment agreements, and such persons agreed, to waive their right to receive bonuses under the Bonus Plan for fiscal year 2009.

Discretionary Bonuses. In addition to the Bonus Plan provided for in their employment agreements, the Compensation Committee may also, from time to time, decide to award discretionary bonuses to executives upon the occurrence of extraordinary events, such as a significant financing, acquisition or sale.  For 2009, the Compensation Committee established a $1 million discretionary bonus pool for all Support Center employees, including executive officers, to replace the Bonus Plan and a similar plan for other Support Center employees. The Committee decided to implement the discretionary bonus pool to reward the efforts of Support Center employees during the current adverse economic environment, but at a total cost that would be less than would have been paid pursuant to the Bonus Plan and the previous budgeted EBITDA approach. The Committee delegated to Mr. Carley, Chief Executive Officer, the discretion to decide how much of the bonus pool to use and how to allocate the bonus pool among the Support Center employees, including himself and other executive officers. Mr. Carley recommended to the Committee that the full bonus pool be awarded after taking into consideration the following factors: the Company’s 2009 operating results in the challenging economic environment; the successful $132.5 million bond sale; the extra workload placed on employees due to staff reductions; and the fact that the employees had not received merit salary increases in 2009. In determining the individual bonus amounts he recommended to the Committee for executive officers, including himself, Mr. Carley allocated amounts to executive officers on the same basis that the executives would have received a bonus under the Bonus Plan, reduced on a pro rata basis to reflect the lower amount of the discretionary bonus pool compared to the amount that would have been available under the Bonus Plan. He did not make discretionary adjustments based on individual performance variables. The amount allocated to Mr. Campanaro excluded the $60,000 minimum guaranteed bonus for 2009 provided in his employment agreement.  Based on Mr. Carley’s recommendations, the Committee approved the discretionary bonuses for the Named Executive Officers set forth in the “Bonus” column of the Summary Compensation Table.

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

Our historical practice has been for CAC to grant non-qualified stock options to purchase CAC common stock to an eligible employee either upon hire or upon promotion to a minimum management level in the Company. Newly hired or promoted director-level or above employees typically receive their award at the first scheduled board meeting following their hire or promotion date. Mr. Campanaro, who joined the Company as Chief Financial Officer in January 2009, was granted an option for 11,123 shares at an exercise price of $68.00 in September 2009 after the execution of his employment agreement. We do not have a program for the periodic grant of stock options to our employees. Option awards are determined by the Compensation Committee in its discretion, taking into account the number of options previously granted to other officers. Stock options are granted with an exercise price equal to the fair value of CAC stock.

Our stock options are both “performance-based” and “time-based” awards. For the first five years after the grant of an option, options vest 20% per year upon the achievement of annual or cumulative budgeted EBITDA goals to motivate management to achieve our financial goals. Because budgeted EBITDA was not achieved in 2009, none of the options vested in 2009. However, even if the financial goals are not achieved, options vest 100% after six to seven years to encourage and reward loyalty and long-term commitment to the Company. We also provide for accelerated vesting upon an initial public offering of at least $50 million or a change in control of CAC because these events result in the creation of shareholder value and we want to motivate our officers to achieve these goals by permitting them to participate in the increased shareholder value which results.

Other Compensation. The Company provides its executive officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Named Executive Officers are provided automobile expense allowances, auto fuel and maintenance costs, supplemental ExecuCare health insurance and payment of other health insurance premiums. Due to the significant amount of travel by our Chief Executive Officer to visit restaurants throughout the country, Mr. Carley is entitled to the use of a leased automobile and he receives an annual travel stipend of up to $10,000 for personal expenses incurred by Mr. Carley and his spouse. We intend to continue to maintain these modest executive benefits and perquisites for officers; however, subject to the terms of employment agreements, the Compensation Committee in its discretion may revise, amend or add to the officers’ executive benefits and perquisites if it deems it advisable.

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

Payments Upon Termination or Change in Control

Pursuant to the terms of their employment and other agreements (the terms of which were established in connection with the Acquisition by CAC in 2005), the Named Executive Officers are entitled to payments in the event of a termination of employment under certain circumstances or a change in control of CAC. See “Employment and Related Agreements” above. The types of payments and estimated amounts payable are described in the table below under “Potential Payments upon Termination or Change in Control.” In 2009, our former senior vice president, Brian Berkhausen, left his employment with the Company. Pursuant to his employment agreement he received one year of salary and pursuant to the terms of the Stockholders Agreement described below, he was paid the spread between the exercise price ($2.98) and the fair value of CAC common stock ($70.05) with respect to stock options held by Mr. Berkhausen covering 8,977 shares that were cancelled.

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

Various rules under generally accepted accounting practices determine the manner in which the Company accounts for grants of equity-based compensation to our employees in our financial statements. Beginning on December 29, 2005, the Company began accounting for stock-based payments, such as stock option awards, in accordance with the requirements of ASC 718 “Compensation-Stock Compensation”; previously SFAS 123(R) as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Share-Based Compensation.”

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

Compensation Committee:

Douglas Ammerman
John M. Roth
Andrew R. Heyer

Summary Compensation Table

The following table provides compensation information for years 2007, 2008 and 2009 with respect to our principal executive officer, each person who served as our principal financial officer during 2009, our three other most highly compensated executive officers, and a former executive officer who would have been one of the three other most highly compensated executive officers had he been an executive officer at December 30, 2009 (the “Named Executive Officers”).

					Non-Equity
Name and Principal				Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Compensation	Compensation	Total
		($)	($)	($)	($)	($)	($)
			(a)	(b)	(c)	(d)	(e)

Stephen E. Carley,	2009	456,731	168,806	0	0	64,235	689,772
President and Chief	2008	446,707	0	0	0	68,141	514,848
Executive Officer	2007	367,009	0	0	234,281	57,600	658,890

Gary Campanaro,	2009	234,606	78,967	309,417	0	29,612	652,602
Senior Vice President
Finance and Chief
Financial Officer (f)

Joseph N. Stein,	2009	256,750	69,775	0	0	33,415	359,940
Senior Vice President,	2008	259,073	0	0	0	29,237	288,310
Strategy and Innovation(f)	2007	249,109	0	0	119,567	27,438	396,114

Karen B. Eadon,	2009	264,345	71,839	0	0	38,462	374,646
Senior Vice President,	2008	268,105	0	0	0	44,692	312,797
Marketing	2007	262,171	0	0	125,518	30,390	418,079

Stephen J. Sather,	2009	236,385	64,241	0	0	32,628	333,254
Senior Vice President,	2008	238,524	0	0	0	33,906	272,430
Operations	2007	229,933	0	0	110,083	34,298	374,314

Jeanne Scott,	2009	227,380	61,793	0	0	39,231	328,404
Senior Vice President,	2008	227,380	0	0	0	33,181	260,561
Human Resources	2007	221,174	0	0	105,890	30,607	357,671

Brian Berkhausen,	2009	47,251	0	0	0	867,150	914,401
Former Senior Vice	2008	246,308	0	0	0	37,229	283,537
President (g)	2007	241,478	0	0	115,313	29,477	386,268

(a)
These amounts represent discretionary bonuses paid in lieu of bonuses payable under the Named Officers’ employment agreements (see note (c)) which were waived for 2009, including, for Mr. Campanaro, a minimum guaranteed $60,000 bonus for 2009 pursuant to his employment agreement.

(b)
These options represent the right to purchase common stock of CAC. The amounts in this column represent the aggregate grant date fair value of the options granted during the applicable year computed in accordance with the SEC’s rules. These amounts do not correspond to the actual amounts that may be recognized upon exercise of the options. The assumptions used in these calculations (excluding the forfeiture rate) are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies -Share-Based Compensation” and Note 20 to our Consolidated Financial Statements. During 2009, options to purchase a total of 20,001 shares were forfeited.

(c)
These amounts represent performance bonuses earned pursuant to the terms of the Named Officers’ employment agreements.  The executive officers waived their right to receive bonuses under their employment agreements for 2009. For a description of the terms of the bonuses, see “Compensation Discussion and Analysis.”

(d)
For 2009, these amounts represent (i) premiums for medical, dental, vision and long-term care insurance paid by the Company that exceed the level of premiums the Company pays for its other employees; (ii) reimbursements under a supplemental health insurance plan; (iii) Company contributions to its 401(k) Plan ($14,490 for Mr. Carley and $10,270 for Mr. Stein); (iv) auto allowance and auto lease payments; (v) auto fuel and maintenance costs; and (vi) personal expenses in connection with business travel. We have stated the full cost of these perquisites to the Company since we do not obtain the information necessary to calculate the percentage of these costs that represents a personal benefit to each individual.

(e)	Excluding Mr. Berkhausen, the aggregate of salary and bonus for each Named Executive Officer represented at least 90% of his or her respective total compensation in 2009.

(f)	Mr. Stein served as Chief Financial Officer until January 19, 2009, when Mr. Campanaro assumed that office and Mr. Stein became Senior Vice President of Strategy and Innovation.

(g)
Mr. Berkhausen terminated his employment in February 2009. In the column “All Other Compensation,” the amount includes $247,615 of severance and $602,087 paid in connection with the cancellation of certain vested stock options (the difference between the exercise price and fair value of the option shares). See “Potential Payments Upon Termination or Change in Control.”

Grants of Plan-Based Awards in Fiscal 2009

This table sets forth information about a stock option granted to Mr. Campanaro in 2009.

Grants of Plan-Based Awards

Name	Grant Date	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards Target (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Stephen E. Carley	-	-	-	-	-
Gary Campanaro	9/13/09	6/4/09	11,123	$68.00(1)	$309,417
Joseph N. Stein	-	-	-	-	-
Karen B. Eadon	-	-	-	-	-
Stephen J. Sather	-	-	-	-	-
Jeanne Scott	-	-	-	-	-
Brian Berkhausen	-	-	-	-	-

(1)
This stock option grant was made pursuant to the CAC 2005 Stock Option Plan which is described below under “CAC Stock Option Plan.” The exercise price of this option was determined using the probability-weighted expected return method of valuation that measures the value of the shares on the basis of a weighted combination of income and market approaches assuming a sale of the company, and initial public offering and continued existence as a private company, with a discount for minority interest and lack of marketability.

Employment Agreements

EPL has employment agreements with each Named Executive Officer.

Term . Mr. Carley’s employment agreement is dated September 27, 2005 and has a three-year term. Commencing on January 1, 2007, and each January 1 thereafter, Mr. Carley’s employment term is automatically extended for an additional year unless either party gives 60 days prior notice of its intention not to extend the term. As a result of the timing of these extensions, the term of Mr. Carley’s employment is a rolling three-year period which currently expires November 18, 2011. The term of the other Named Executive Officers’ employment agreements expires on November 18, 2010 with respect to Mr. Stein, and on December 31, 2010 with respect to the other Named Executive Officers. Each of the employment agreements (other than Mr. Carley’s) has an automatic one-year renewal unless either party provides termination notice at least 60 days prior to the end of the then applicable term.

Base Salary. Each agreement provides for a base annual salary that may be increased at the sole discretion of the board of directors.

Bonus. Contingent on our meeting certain financial goals, the target bonus for each Named Executive Officer is 75% of the officer’s salary, except for Mr. Carley, whose target bonus is 100% of his salary. The terms of the bonus are described in Compensation Discussion and Analysis above under “Annual Bonus.”  All executive officers with employment agreements waived their right to these bonuses for 2009. In addition, Mr. Campanaro was entitled to a guaranteed minimum bonus of $60,000 for 2009.

Employee Benefits. Each Named Officer is entitled to receive health insurance, retirement benefits and fringe benefits on the same basis as those benefits that are made available to other senior executives. In addition, EPL is required to provide Mr. Carley with a leased vehicle and pay the routine operating, maintenance and fuel costs for such vehicle.

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

CAC Stock Option Plan

All of our stock options are granted by CAC pursuant to its 2005 Stock Option Plan and represent the right to purchase CAC common stock. All options granted pursuant to the plan are intended to be non-qualified stock options under the Internal Revenue Code of 1986. Of the 289,217 options outstanding at December 31, 2009, 65,740 fully vested options were granted in connection with the Acquisition by CAC in November 2005 in exchange for previously outstanding options to purchase common stock of EPL Holdings, Inc. which were fully vested. Subsequent to the Acquisition, CAC granted stock options, of which an aggregate of 223,477 options were outstanding at December 30, 2009. Such options vest upon the achievement of certain performance-based and time-based conditions as described in footnote (b) to the table “Outstanding Equity Awards at Fiscal Year-End 2009” below. The options terminate upon the optionee’s termination of service with the Company subject to the optionee’s right to exercise the vested portion of the option for a period of three to nine months after termination, depending on the cause of termination; provided, however, that if an optionee is terminated by the Company for cause, his options are forfeited. The options are subject to accelerated vesting in the event of an initial public offering of at least $50,000,000 or a change in control of CAC, as described under “Potential Payments Upon Termination or Change in Control.” Upon the payment of a dividend with respect to CAC common stock, the optionee is entitled to receive the economic equivalent of such dividend as if all his options had been exercised prior to payment of the dividend. The compensation committee of CAC, which is responsible for administering the option plan, has the right to waive any conditions or rights under, or amend any terms of, outstanding options, including the exercise price, vesting provisions and term. Options are not transferable except with the prior consent of the CAC compensation committee.

The following table provides information about outstanding stock options held by the Named Executive Officers at December 30, 2009.

Outstanding Equity Awards at Fiscal Year-End 2009

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (a)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (b)	Option Exercise Price ($)	Option Expiration Date
Stephen E. Carley	22,845	0	7.56	4/9/2011
	0	66,741	86.43	12/13/2015

Gary Campanaro	0	11,123	68.00	9/12/2019

Joseph N. Stein	10,158	0	9.68	4/9/2012
	0	22,247	86.43	12/13/2015

Karen B. Eadon	15,356	0	11.03	10/12/2012
	0	22,247	86.43	12/13/2015

Stephen J. Sather	0	17,778	86.43	12/13/2015

Jeanne Scott	5,079	0	11.77	2/17/2013
	0	11,123	86.43	12/13/2015

Brian Berkhausen	0	0	-	-

(a)
These options were initially granted by our parent company prior to the Acquisition by CAC on November 18, 2005 and were fully vested as of the date of the Acquisition. These options were exchanged for CAC options in connection with the Acquisition.

(b)	These options vest in the following ways:

•
These options will vest 20% per year over the five years following the grant date if the Company achieves its budgeted EBITDA target. If the options do not vest in a specific year, they will vest on cumulative basis if cumulative budged EBITDA is achieved. See footnote (a) to “Grants of Plan-Based Awards in Fiscal 2009” for an explanation of budgeted EBITDA. None of these options vested in 2009.

•	Even if the performance targets are not met, these options will vest in full six to seven years after the grant date as long as the employee is still with the Company.

•	100% of the options will vest upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC.

Potential Payments Upon
Termination or Change in Control

The Company has entered into employment agreements and maintains certain other plans and arrangements that require certain payments to the Named Executive Officers in the event of a termination of employment with EPL or a change in control of CAC. The potential amounts payable to each Named Executive Officer in each situation are listed in the table below, except that the amounts for Mr. Berkhausen represent amounts actually paid in connection with the termination of his employment in 2009. These amounts do not include any payments or benefits to which the officer is entitled irrespective of a termination or change in control, such as accrued unpaid salary or employee benefits. The amounts payable are calculated based on the assumptions that the event which triggered the payments took place on December 30, 2009 (our fiscal year end), that the employee was employed during the entire fiscal year and, where applicable, that the per share price of CAC’s common stock on that date was $46.00

Type of Payment/Recipient	Termination by EPL for “Cause” or by Officer Without “Good Reason” $		Termination Due to Death or “Disability” $		Termination by EPL Without “Cause” or by Officer For “Good Reason” $		“Change in Control” $
Base Salary
Stephen E. Carley	0		0		950,000	(1)	N/A
Gary Campanaro	0		0		250,000	(2)	N/A
Joseph N. Stein	0		0		261,784	(2)	N/A
Karen B. Eadon	0		0		269,528	(2)	N/A
Stephen J. Sather	0		0		241,020	(2)	N/A
Jeanne Scott	0		0		231,838	(2)	N/A
Brian Berkhausen	0		0		247,615	(2)	N/A
Bonus
Stephen E. Carley	0		225,625	(3)	225,625	(3)(4)	N/A
Gary Campanaro	0		89,062	(3)	89,062	(3)	N/A
Joseph N. Stein	0		93,261	(3)	93,261	(3)	N/A
Karen B. Eadon	0		96,019	(3)	96,019	(3)	N/A
Stephen J. Sather	0		85,863	(3)	85,863	(3)	N/A
Jeanne Scott	0		82,592	(3)	82,592	(3)	N/A
Brian Berkhausen	0		N/A		N/A		N/A
Gain on Sale of CAC Stock (5)
Stephen E. Carley	0		878,162		878,162		N/A
Gary Campanaro	0		0		0		N/A
Joseph N. Stein	0		368,938		368,938		N/A
Karen B. Eadon	0		536,999		536,999		N/A
Stephen J. Sather	0		0		0		N/A
Jeanne Scott	0		173,854		173,854		N/A
Brian Berkhausen	0		N/A		602,087		N/A
Acceleration of Stock Options (6)
Stephen E. Carley	N/A	(7)	N/A		N/A		0
Gary Campanaro	N/A	(7)	N/A		N/A		0
Joseph N. Stein	N/A	(7)	N/A		N/A		0
Karen B. Eadon	N/A	(7)	N/A		N/A		0
Stephen J. Sather	N/A	(7)	N/A		N/A		0
Jeanne Scott	N/A	(7)	N/A		N/A		0
Brian Berkhausen	N/A	(7)	N/A		N/A		0

(1)	Lump-sum payment equal to two times base salary on the date of termination.

(2)
Unless termination is due to voluntary resignation after reaching age 60, the officer receives continued salary for 12 months subject to compliance with non-competition, non-solicitation and confidentiality covenants, which are described below.

(3)
The officer is entitled to a pro-rata portion of the bonus earned pursuant to his employment agreement based on the percentage of the year the officer was employed, payable when the bonus would have otherwise been paid. The estimated payment above assumes that the officer was employed the entire fiscal year.

(4)	Lump-sum payment equal to two times average bonus earned pursuant to his employment agreement in the two completed fiscal years prior to the date of termination.

(5)
Pursuant to the terms of a Stockholders Agreement described in “Item 13. Certain Relationships and Related Transactions and Director Independence,” in the event of termination of employment by EPL without cause or by the officer for good reason, the officer has the right to require CAC to purchase all of his or her shares of CAC stock (including shares underlying vested options) at their fair market value as determined by the board of CAC. Upon the officer’s termination of employment for any reason, CAC has the right (but not the obligation) to purchase all of the officer’s CAC stock (including shares underlying vested options) at (i) the lower of cost or fair market value if termination is by EPL for cause or by the officer without good reason, or (ii) fair market value if termination is for any other reason. In the case of termination due to death or disability, or by EPL without cause or by the officer for good reason, this table assumes that CAC purchases all CAC shares held by the officer (including shares underlying vested options) and the amount represents the difference between the officer’s cost (exercise price in the case of option shares) and $46.00, the fair value of CAC stock at December 30, 2009. No amounts are reported in the event of termination for cause or without good reason since the officer would be paid only his cost of the shares, resulting in no gain on the transaction. These purchase rights terminate upon the occurrence of an initial public offering of at least $50 million.

(6)
Upon a change in control of CAC (defined below), options become 100% vested. The dollar amount is zero because the exercise price of the options that would accelerate upon a change in control exceeds the fair value of CAC stock on December 30, 2009 ($46.00). See the table “Outstanding Equity Awards at Fiscal Year-End 2009.”

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

Fiscal 2009 Director Compensation

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

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Douglas K. Ammerman (a)	$26,000	$27,472	$53,472
Andrew Heyer, Dean C. Kehler, Jeffery Naumowitz, Alberto Robaina, John M. Roth and Griffin Whitney (b)	0	0	0

(a)
Mr. Ammerman was awarded 404 shares of CAC restricted stock pursuant to the CAC 2008 Restricted Stock Plan for Independent Directors. One-half of the shares vested on January 31, 2010 and the balance vest on January 31, 2011. The shares also vest 100% upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC. The amount shown represents the grant date fair value of the shares computed in accordance with the SEC’s rules.

(b)
 All of these persons are designees of either Trimaran or the FS Parties (as defined below under “LLC Operating Agreement”) and are compensated as employees of affiliates of such companies for their services to such affiliates and not for their services to us.

Compensation Committee Interlocks and Insider Participation

In 2009, our compensation committee was comprised of Douglas Ammerman, Andrew Heyer and John Roth. Mr. Heyer served as a Vice President of the Company until February 2008, but he was not an employee of the Company. Mr. Heyer serves as a director as the designee of Trimaran Capital, LLC (“Trimaran”) and Mr. Roth serves as a director as the designee of the FS Parties, pursuant to the LLC Operating Agreement described below. Mr. Ammerman is an independent director.

Certain Relationships

The Company and EPL are indirect wholly owned subsidiaries of CAC. The principal stockholder of CAC is Trimaran Pollo Partners, LLC (the “LLC”). The remaining ..4% of the common stock of CAC and options to purchase stock of CAC are held by the Company’s executive officers, director Douglas Ammerman and certain other current and former EPL employees and directors (the “Management Stockholders”). The LLC is controlled by Trimaran, which is the managing member of the LLC.

Company director Dean Kehler is a Managing Partner of Trimaran. He and Andrew Heyer are each one-third owners of Trimaran, which is the Managing Member of the LLC. Mr. Kehler is also a managing member and co-owner of Trimaran Fund Management, LLC.

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

•	certain funds affiliated with Trimaran have the right to designate all of the directors of CAC except as set forth below (“Trimaran directors”);

•	the FS Parties have the right to appoint one director of CAC so long as they collectively hold 5% or more of the LLC’s membership units;

•	until the FS Parties hold less than 15% of the LLC’s membership units, their director designee is entitled to serve on the Company’s compensation committee;

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

The operating agreement requires that the board of directors of each material subsidiary of CAC consist of the same proportion of Trimaran directors and non-Trimaran directors as that of the CAC board of directors and that such directors be elected and appointed in the same manner as the CAC board. Accordingly, pursuant to the operating agreement, Andrew Heyer, Dean Kehler, Jeffrey Naumowitz, Alberto Robaina and Griffin Whitney serve on the Company’s and EPL’s board of directors as Trimaran directors, John Roth serves as a director as the designee of the FS Parties, and Stephen Carley serves as a non-Trimaran director. Mr. Roth is a managing member of FS Capital Partners V, LLC (which is the general partner of the FS Funds).

The operating agreement also requires the LLC to use its reasonable best efforts to provide that directors’ and officers’ liability insurance maintained by CAC and indemnification rights applicable to CAC directors are similarly maintained and applicable to directors of CAC’s subsidiaries. The operating agreement will terminate and the LLC will dissolve on the earlier of the election of the managing member of the LLC or six years following an initial public offering by CAC or any of its subsidiaries, such as the Company.

Monitoring and Management Services Agreement

Under the terms of a Monitoring and Management Services Agreement entered into on November 18, 2005, as amended December 26, 2007, between CAC and Trimaran Fund Management, LLC (“Fund Management”), CAC pays Fund Management and Freeman Spogli & Co. V, L.P. (“FS”) (together, the “Advisors”) an annual fee of $357,000 and $143,000, respectively, payable in quarterly installments, for the Advisors to be available to provide advisory and monitoring services to CAC and its subsidiaries, including the Company and EPL, as requested by CAC. In addition, CAC must reimburse the Advisors for all reasonable out of pocket expenses incurred by them in connection with their services, including fees and expenses paid to third parties and travel and related expenses of their designees who serve on the board of CAC and the Company. The Company paid Fund Management and FS $372,000 and $155,000 respectively, in 2009 on behalf of CAC pursuant to this agreement. Company director John Roth is a managing member of the general partner of FS.

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

Purchase of Restaurants and Termination of Development Agreement

Trimaran and certain of its affiliates that are members of the LLC collectively beneficially own about 70% and the FS Funds together beneficially own about 28% of Fiesta Brands, Inc. We entered into a development agreement with Fiesta Brands on August 10, 2006. This development agreement gave Fiesta Brands the right to develop 25 restaurants, with an option for 25 additional restaurants, in Atlanta, Georgia and surrounding counties. Fiesta Brands paid EPL a $250,000 fee upon execution of the agreement. Through September 24, 2009, Fiesta Brands opened a total of nine restaurants, for which it paid franchise and other fees on the same terms as other franchisees. This development agreement was, and the franchise agreements executed when each restaurant was opened were, on substantially the same terms and conditions as those with non-affiliated franchisees and we believe that the terms and conditions were no less favorable than we could have obtained from an unaffiliated third party. Pursuant to a Termination of Franchise Rights and Mutual Release dated September 24, 2009 between EPL and Fiesta Brands, the parties terminated all of their respective rights and obligations under the development agreement and various franchise agreements relating to the nine El Pollo Loco® restaurants opened by Fiesta Brands pursuant to the development agreement.

As of September 24, 2009, EPL entered into an Asset Purchase Agreement with Fiesta Brands pursuant to which EPL purchased four El Pollo Loco® restaurants located in the Atlanta, Georgia area previously owned and operated by Fiesta Brands and related assets, and assumed various operating contracts, including the leases, relating to the four purchased restaurants. EPL also purchased furniture, fixtures and equipment of five other El Pollo Loco® restaurants previously operated by Fiesta Brands. The purchase price for the restaurants and assets was $1,720,000. EPL will continue to operate the four purchased restaurants. The remaining five restaurants previously operated by Fiesta have closed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hold all of the outstanding common stock of EPL. All of our 100 outstanding common shares are held by El Pollo Loco Holdings, Inc., which is indirectly wholly owned by CAC.

Due to its ownership of 99.6% of the outstanding common stock of CAC and its ability to elect all of the directors of CAC, Trimaran Pollo Partners, LLC (the “LLC”) is deemed to be the beneficial owner of 100% of our common stock. The address of the LLC is 1325 Ave of the Americas, New York, New York 10019. The remaining .4% of CAC’s common stock is owned by the Company’s executive officers, certain current and former directors, and other current and former EPL employees.

The managing member of the LLC, which has complete voting and management authority for the LLC and the right to appoint a majority of the directors of CAC, the Company and EPL, is Trimaran Capital, LLC (“Trimaran”). Trimaran is beneficially owned one-third by each of Andrew Heyer and Dean Kehler, directors of the Company. Messrs. Heyer and Kehler disclaim beneficial ownership of shares of CAC and the Company except to the extent of their pecuniary interest therein.

None of our equity securities are authorized for issuance under any equity compensation plan. CAC maintains a stock option plan as described in Item 11.

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

Director Independence

In determining the independence of our directors, we use the definition of independence under the applicable rules of The Nasdaq Stock Market (“Nasdaq”); however, our common stock is not listed on such exchange. Under these rules, we would be considered a “controlled company” since more than 50% of our voting power is held by another company. As a controlled company, we would be exempt from the Nasdaq requirements that a majority of our board consist of independent directors and that our compensation and nominating committees be comprised solely of independent directors. The Nasdaq rules would require us to have an audit committee comprised of at least three members, all of whom are independent and meet certain other requirements.

Based on the Nasdaq definition of independence, our board of directors has determined that Douglas Ammerman is independent. Mr. Ammerman, who is independent, and Dean C. Kehler and Jeffrey J. Naumowitz, who are not independent, serve on our audit committee. Our compensation committee is comprised of Douglas Ammerman, who is independent, and Andrew Heyer and John Roth, both of whom are not independent. We do not have a nominating committee.

Item 14. Principal Accountant Fees and Services

The following fees were billed by Deloitte & Touche LLP (“Deloitte”) in 2008 and 2009:

Audit Fees

Audit fees for the audit of our 2009 annual financial statements and the review of the financial statements included in our Quarterly Reports on Form 10-Q totaled $443,000.

Audit fees for the audit of our 2008 annual financial statements and the review of the financial statements included in our Quarterly Reports on Form 10-Q in 2008 totaled $432,000.

Audit-Related Fees

We were not billed by Deloitte for any audit-related fees in 2008 and 2009.

Tax Fees

Fees billed to us by Deloitte for professional services for tax compliance, tax advice and tax planning totaled $83,000 in 2009 and $99,000 in 2008. The fees disclosed under this category are comprised by services that include assistance related to state tax incentives.

All Other Fees

We did not incur any other fees billed to us by Deloitte during 2008 and 2009.

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

For non-audit services, our senior management submits from time to time to the Audit Committee for pre-approval non-audit services that it recommends the Audit Committee engage the independent auditor to provide for the fiscal year. Our senior management and the independent auditor each confirms to the Audit Committee that each non-audit service is permissible under all applicable legal requirements. A budget, estimating non-audit service spending for the fiscal year, is provided to the Audit Committee along with the request. The Audit Committee must pre-approve both permissible non-audit services and the budget for such services. The Audit Committee is informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process. The foregoing pre-approval process is subject to an authorization given by the Audit Committee to the Chief Financial Officer and the Committee Chairman to approve and engage the independent auditor for those supplemental services determined to be necessary or in the best interest of the Company in an aggregate amount of $25,000 per year without Audit Committee pre-approval.   Any proposed services that exceed this amount require approval by the Audit Committee.

Except for those supplemental services approved by the Chief Financial Officer and Committee Chairman, the Audit Committee approved all of the services provided by Deloitte described above and determined that the provision of the non-audit services listed above was compatible with maintaining the independence of Deloitte.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

March 30, 2010	EPL INTERMEDIATE, INC.

	By:	/s/ Gary Campanaro
Gary Campanaro
Senior Vice President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen E. Carley	President (Principal Executive Officer), Director	March 30, 2010
Stephen E. Carley

/s/ Gary Campanaro	Senior Vice President of Finance, Chief Financial Officer	March 30, 2010
Gary Campanaro	(Principal Financial and Accounting Officer)

/s/ Douglas K. Ammerman	Director	March 30, 2010
Douglas K. Ammerman

	Director	March 30, 2010
Andrew R. Heyer

	Director	March 30, 2010
Dean C. Kehler

/s/ Jeffrey J. Naumowitz	Director	March 30, 2010
Jeffrey J. Naumowitz

/s/ Alberto Robaina	Director	March 30, 2010
Alberto Robaina

/s/ John M. Roth	Director	March 30, 2010
John M. Roth

/s/ Griffin Whitney	Director	March 30, 2010
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

Management has assessed the effectiveness of our internal control over financial reporting as of December 30, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our Management has concluded that based on our assessment, as of December 30, 2009, our internal control over financial reporting was effective.

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
Costa Mesa, California

We have audited the accompanying consolidated balance sheets of EPL Intermediate, Inc. and its subsidiary (the “Company”), a wholly owned subsidiary of El Pollo Loco Holdings, Inc., as of December 30, 2009, and December 31, 2008, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years ended December 30, 2009, December 31, 2008 and December 26, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2009 and December 31, 2008, and the results of its operations and its cash flows for each of the years ended December 30, 2009, December 31, 2008 and December 26, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March  30, 2010

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	DECEMBER 31,	DECEMBER 30,
	2008	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,076	$11,277
Restricted cash	-	131
Accounts and other receivables--net	4,472	9,607
Inventories	1,756	1,606
Prepaid expenses and other current assets	4,640	5,262
Income taxes receivable	43	-
Deferred income taxes	1,740	327

Total current assets	13,727	28,210

PROPERTY OWNED--Net	84,321	77,344

PROPERTY HELD UNDER CAPITAL

LEASES--Net	732	524

GOODWILL	249,924	249,924

DOMESTIC TRADEMARKS	103,100	91,788

OTHER INTANGIBLE ASSETS--Net	9,157	1,900

OTHER ASSETS	6,310	12,200

TOTAL ASSETS	$467,271	$461,890

See notes to consolidated financial statements.		(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	DECEMBER 31,	DECEMBER 30,
	2008	2009
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$5,000	$-
Current portion of note payable	5,889	-
Current portion of senior secured notes	250	-
Current portion of obligations under
capital leases	601	341
Accounts payable	12,441	20,607
Accrued salaries	3,410	4,289
Accrued vacation	2,075	2,010
Accrued insurance	1,723	1,545
Accrued income taxes payable	-	15
Accrued interest	1,658	3,432
Accrued advertising	380	96
Other accrued expenses and current liabilities	6,196	5,239

Total current liabilities	39,623	37,574

NONCURRENT LIABILITIES:
Senior secured notes (2012 Notes)	-	130,407
Senior unsecured notes payable (2013 Notes)	108,163	106,347
PIK Notes (2014 Notes)	25,980	29,342
Note payable--less current portion	93,464	-
Obligations under capital leases--less
current portion	2,104	1,763
Deferred income taxes	23,642	37,776
Other intangible liabilities--net	4,883	3,998
Other noncurrent liabilities	12,832	10,673

Total noncurrent liabilities	271,068	320,306

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Common stock, $.01 par value--20,000 shares
authorized; 100 shares issued and outstanding	-	-
Additional paid-in-capital	200,046	199,733
Accumulated deficit	(43,466)	(95,723)

Total stockholder’s equity	156,580	104,010

TOTAL	$467,271	$461,890

See notes to consolidated financial statements.		(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended
	December 26,	December 31,	December 30,
	2007	2008	2009
OPERATING REVENUE:
Restaurant revenue	$259,987	$278,343	$258,904
Franchise revenue	19,038	20,587	18,790

Total operating revenue	279,025	298,930	277,694

OPERATING EXPENSES:
Product cost	81,233	89,442	83,391
Payroll and benefits	67,545	73,139	68,806
Depreciation and amortization	11,947	13,007	11,359
Other operating expenses	90,074	106,304	100,759
Impairment of intangible assets	-	42,093	17,430

Total operating expenses	250,799	323,985	281,745

OPERATING INCOME (LOSS)	28,226	(25,055)	(4,051)

INTEREST EXPENSE--Net of interest income
of $384, $260 and $9 for the years ended
December 26, 2007, December 31, 2008
and December 30, 2009 respectively	29,167	26,003	32,590

OTHER EXPENSE	-	2,043	443

OTHER INCOME	-	(1,570)	(452)

LOSS BEFORE PROVISION
FOR INCOME TAXES	(941)	(51,531)	(36,632)

PROVISION (BENEFIT) FOR INCOME TAXES	3,093	(12,050)	15,625

NET LOSS	$(4,034)	$(39,481)	$(52,257)

See notes to consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(Amounts in thousands, except share data)

				Retained
			Additional	Earnings
	Common		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

BALANCE, DECEMBER 27, 2006	100	-	172,665	49	172,714

Stock-based compensation			754		754
Tax benefit from exercise / cancellation of stock options			(69)		(69)
Repurchase of common stock			(54)		(54)
Capital contribution			3,000		3,000
Net loss		-	-	(4,034)	(4,034)

BALANCE, DECEMBER 26, 2007	100	-	176,296	(3,985)	172,311

Stock-based compensation			768		768
Repurchase of common stock			(78)		(78)
Tax benefit from exercise / cancellation of stock options			68		68
Proceeds from issuance of common stock			50		50
Capital contribution			22,942		22,942
Net loss		-	-	(39,481)	(39,481)

BALANCE, DECEMBER 31, 2008	100	-	200,046	(43,466)	156,580
Stock-based compensation			568		568
Repurchase of common stock			(881)		(881)
Net loss		-	-	(52,257)	(52,257)

BALANCE, DECEMBER 30, 2009	100	-	199,733	(95,723)	104,010

See notes to consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended
	December 26,	December 31,	December 30,
	2007	2008	2009
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(4,034)	$(39,481)	$(52,257)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	11,947	13,007	11,359
Stock-based compensation expense	754	768	568
Interest accretion	4,152	3,773	4,088
(Gain) loss on disposal of assets	2,558	(538)	174
Gain on repurchase of bonds	-	(1,570)	(452)
Asset impairment	-	1,919	4,156
Impairment of intangible assets	-	42,093	17,430
Amortization of deferred financing costs	1,391	1,355	3,480
Amortization of favorable / unfavorable leases	(469)	(172)	(203)
Deferred income taxes	2,990	(12,111)	15,547
Excess tax benefits related to exercise / cancellation of stock options	(69)	(68)	-
Litigation settlements-net	-	10,942	6,220
Change in fair value of interest rate swap	-	2,049	443
Changes in operating assets and liabilities:
Accounts and other receivables—net	(67)	(841)	(635)
Inventories	(218)	22	150
Prepaid expenses and other current assets	161	(966)	(623)
Income taxes receivable / payable	170	(145)	59
Other assets	(230)	1,241	(214)
Accounts payable	3,051	(226)	(1,761)
Accrued salaries and vacation	162	(176)	814
Accrued insurance	(2,457)	311	(178)
Other accrued expenses and current and noncurrent liabilities	3,337	2,524	210

Net cash provided by operating activities	23,129	23,710	8,375

CASH FLOW FROM INVESTING
ACTIVITIES:
Proceeds from asset disposition	8,035	1,080	-
Purchase of franchise restaurants	(8,358)	-	(1,720)
Purchase of property	(20,747)	(17,455)	(7,100)
Restricted cash	-	-	(131)

Net cash used in investing activities	(21,070)	(16,375)	(8,951)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of common stock	-	50	-
Repurchase of common stock	(54)	(78)	(881)
Excess tax benefits related to exercise / cancellation of stock options	69	68	-
Capital contribution	3,000	12,000	-
Proceeds from borrowings	17,000	9,000	133,850
Payment of obligations under capital leases	(1,252)	(1,044)	(601)
Payments on debt	(19,763)	(8,600)	(4,934)
Payment related to termination of interest rate swap agreement	-	-	(2,280)
Repurchase of notes	-	(21,496)	(105,139)
Deferred financing costs	(173)	-	(9,238)

Net cash (used in) provided by financing activities	(1,173)	(10,100)	10,777

See notes to consolidated financial statements.			(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended
	December 26, 2007	December 31, 2008	December 30, 2009
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$886	$(2,765)	$10,201

CASH AND CASH EQUIVALENTS—
Beginning of year	2,955	3,841	1,076

CASH AND CASH EQUIVALENTS—
End of year	$3,841	$1,076	$11,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION—Cash paid during the year for:
Interest (net of amounts capitalized)	$25,025	$21,624	$23,552

Income taxes	$38	$165	$19

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Litigation settlement paid by Chicken Acquisition Corp. on behalf of the
Company, treated as a capital contribution	$-	$10,942	$-

Unpaid purchases of property and equipment	$1,358	$822	$29

In 2009, the Company acquired four restaurants from a franchisee for total consideration of $1.7 million.  The Company’s allocation of the purchase price to the fair value of the acquired assets is as follows: equipment, $0.4 million and building and lease hold improvements, $1.3 million.

In 2007, the Company acquired three restaurants from a franchisee for total consideration of $8.4 million. The Company's allocation of the purchase price to the fair value of the acquired assets is as follows: equipment, $0.1 million, favorable lease, $0.1 million and goodwill, $8.2 million.

See notes to consolidated financial statements.
(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

EPL Intermediate, Inc. (“Intermediate”) and subsidiary (collectively, the “Company”) is a Delaware corporation headquartered in Costa Mesa, California. The Company’s activities are conducted principally through its subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco®. The restaurants, which are located principally in California but also in Arizona, Colorado, Connecticut, Georgia, Illinois, Missouri, Nevada, New Jersey, Oregon, Texas, Utah and Virginia, specialize in flame-grilled chicken in a wide variety of contemporary Mexican-influenced entrees, including specialty chicken burritos, chicken quesadillas, chicken tortilla soup, Pollo Bowls and Pollo Salads. At December 30, 2009, the Company operated 172 (130 in the greater Los Angeles area) and franchised 243 (138 in the greater Los Angeles area) El Pollo Loco restaurants. The Company is a wholly owned subsidiary of El Pollo Loco Holdings, Inc. (“Holdings”). Holdings is an indirect wholly owned subsidiary of Chicken Acquisition Corp. ("CAC"). The Company was acquired by CAC on November 17, 2005 (the “Acquisition”).

As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. Intermediate has no material assets or operations.  Intermediate’s guarantee of EPL’s revolving credit facility and EPL’s 11 3/4% Senior Notes due 2012 and 2013 is full and unconditional and Intermediate has no subsidiaries other than EPL. The Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations.  EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and currently has restrictions that limit distributions or dividends to be paid by EPL to Intermediate.

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

On December 26, 2007, the Company entered into a Unit Purchase Agreement with the LLC, CAC, EPL, FS Equity Partners V, L.P. (“FSEP V”), FS Affiliates V, L.P. (“FSA V”), Peter Starrett (“Starrett” and collectively with FSEP V and FSA V, the “Purchasers”), and certain members of the LLC (the “Unit Purchase Agreement”). Pursuant to the Unit Purchase Agreement, the Purchasers acquired 409,091 membership units from the LLC, for an aggregate purchase price of $45 million. The LLC contributed the proceeds of this sale to CAC in consideration for 409,091 newly issued CAC shares. The LLC owned 1,910,753 CAC shares prior to the transaction and 2,319,844 CAC shares after the transaction, representing 99.6% of CAC’s outstanding shares. CAC paid various fees and expenses related to this transaction of approximately $1.8 million.  FSEP V and FSA V (the “FS Parties”) are affiliates of one of our directors.

On December 26, 2007, CAC made a $3 million capital contribution to EPL through intermediary subsidiaries. On January 25, 2008, CAC made an $8 million capital contribution to the Company. The Company used $7.8 million of these proceeds to repurchase outstanding 14.5% senior discount notes due 2014 (see Note 15) at a price that approximated their accreted net book value. In May of 2008, CAC made a $4.0 million capital contribution to the Company that was used for normal operating purposes.  On June 18, 2008 we settled the Mexico Litigation as described in Note 21.  The settlement payment of $10.7 million plus legal costs was paid by CAC on behalf of EPL.  This payment is accounted for as a capital contribution by CAC to EPL.   CAC may make future capital contributions to the Company but it is not legally obligated to do so.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation —The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2007 and 2009, which were 52-week years, ended December 26, 2007 and December 30, 2009, respectively. Fiscal year 2008, which ended December 31, 2008, was a 53-week fiscal year.  The accompanying consolidated balance sheets present the Company’s financial position as of December 31, 2008 and December 30, 2009. The accompanying consolidated statements of operations, stockholder’s equity and cash flows present the years ended December 26, 2007, December 31, 2008 and December 30, 2009.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Correction — Subsequent to the issuance of its December 31, 2008 consolidated financial statements, the Company corrected the purchase price allocation related to the acquisition of the outstanding common stock of the Company on November 17, 2005 to properly record related deferred tax liabilities.  This correction resulted in a reduction of goodwill and deferred tax liabilities in the amount of $2,494,000 as of December 31, 2008 from amounts previously presented.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted cash — The Company’s restricted cash represents cash collateral to one commercial bank for company credit cards.

Concentration of risk— The Company maintains all its cash at one commercial bank.  Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits.  Our balances in excess of the FDIC limits are uninsured.

Accounts and Other Receivables - Net —  Accounts and other receivables consist primarily of royalties, advertising and sublease rent and related amounts receivable from franchisees which are due on a monthly basis that may differ from the Company’s month-end dates as well as credit card receivables and a litigated insurance claim of $4.5 million that was collected on February 2, 2010.

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

The Company capitalizes certain costs in conjunction with site selection that relate to specific sites for planned future restaurants. The Company also capitalizes certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to operations. The Company capitalized $4,000, $0 and $0 of internal costs related to site selection and construction activities during the years ended December 26, 2007, December 31, 2008 and December 30, 2009, respectively. The Company also capitalized $252,000, $205,000 and $35,000, of interest expense during the years ended December 26, 2007, December 31, 2008 and December 30, 2009, respectively.

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

In accordance with Accounting Standards Codification ("ASC") 350 “Intangibles – Goodwill and Other” the Company does not amortize its goodwill and certain intangible assets with an indefinite life, including domestic trademarks. The Company performs its impairment test annually at its fiscal year end, or more frequently if impairment indicators arise. No impairment was recorded in 2007. In fiscal 2008, we recorded a non-cash impairment of $24.5 million for goodwill and $17.6 million for domestic trademarks.  In fiscal 2009, we recorded a non-cash full impairment of $6.1 million for our franchise network and recorded a non-cash impairment of domestic trademarks of $11.3 million.

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

Impairment of Long-Lived Assets—The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable.  If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value.  As a result of this review, the Company recorded a non-cash impairment charge of approximately $4.2 million for the year ended December 30, 2009 for five under-performing company-operated restaurants that will continue to be operated.    The Company recorded a non-cash impairment charge of approximately $1.9 million for the year ended December 31, 2008 for three under-performing company-operated restaurants that will continue to be operated. These amounts are included in other operating expenses on the Company’s consolidated statement of operations. No impairment charges were recorded in 2007.

Insurance Reserves — The Company is responsible for workers’ compensation and health insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims, both reported and incurred but not reported, based on historical claims experience and other assumptions.  These amounts are included in payroll and benefits and other operating expenses on the Company’s consolidated statement of operations.

Restaurant and Franchise Revenue — Revenues from the operation of Company-operated restaurants are recognized as products are delivered to customers. Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, IT support services and rental income for leases and subleases to franchisees. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are reported by the franchisees. Initial franchise and license fees are recognized when all material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Initial franchise fees recognized during the years ended December 26, 2007, December 31, 2008 and December 30, 2009, totaled $1,049,000, $1,184,000 and $663,000, respectively. Sales tax collected from the Company’s customers is recorded on a net basis.

Advertising Costs — Production costs for radio and television commercials are initially capitalized and then fully expensed when the commercials are first aired. Advertising expense, which is a component of other operating expenses, was $10,361,000, $11,204,000 and $10,463,000 for the years ended December 26, 2007, December 31, 2008 and December 31, 2009, respectively, and is net of $13,605,000, $15,169,000 and $14,136,000, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $380,000 and $96,000 at December 31, 2008 and December 30, 2009, respectively. Pursuant to the Company’s Franchise Disclosure Document, company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants.  At December 30, 2009, the Company was obligated to spend an additional $64,000 in future periods to comply with this requirement.

Preopening Costs — Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. These amounts are included in other operating expenses on the consolidated statement of operations.

Franchise Area Development Fees — The Company receives area development fees from franchisees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open or in certain circumstances, the fees are applied to satisfy other obligations of the franchisee. Unrecognized area development fees totaled $1,355,000 and $990,000 at December 31, 2008 and December 30, 2009, respectively, and are included in other accrued expenses and current liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets.

Operating Leases— Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term, as defined in ASC 840, “Leases”,  as amended. The lease term begins when the Company has the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease.  Rent expense is included in other operating expenses on the consolidated statement of operations. The difference between rent expense and rent paid is recorded as deferred rent, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets, and is amortized over the term of the lease.

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

Comprehensive Loss— For the years ended December 30, 2009, December 31, 2008 and December 26, 2007, there was no difference between the Company’s net loss and comprehensive loss.

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

Fair Value Measurement — The Company’s financial assets and liabilities are measured and reported in accordance with ASC 820-10, Fair Value Accounting (“ASC 820”), which provides a common definition of fair value and establishes a framework to make the measurement of fair value in U.S. GAAP more consistent and comparable. This guidance also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value be classified and disclosed in the following three categories:

●	Level 1 – Quoted prices for identical instruments in active markets.

●	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

●	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company’s financial assets and liabilities, which include financial instruments as defined by ASC 820 include cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, long-tern debt and derivatives. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses approximate fair value due to their short term maturities. Long term debt is considered by the Company to be representative of current market rates. Accordingly, the Company estimates that the recorded amounts approximate fair market value. The fair value of the Company’s derivative is determined based on observable inputs that are corroborated by market data.

The following table summarizes the valuation of the Company’s financial instrument by the ASC 820 fair value hierarchy as of December 31, 2008. (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities at fair value:
Derivative financial instruments—2008	$—	$2,048	$—	$2,048

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

Accounting for Stock Based Compensation — The Company adopted the provisions of ASC 718 “Compensation-Stock Compensation” previously FASB Statement No. 123(R), Share-Based Payment on December 29, 2005, which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The Company adopted ASC 718 using a prospective application, which only applies to new awards and any awards that are modified or cancelled subsequent to the date of adoption of ASC 718.

Segment Reporting— The Company develops, franchises and operates quick-service restaurants under the name El Pollo Loco, which provide similar products to similar customers. The restaurants possess similar economic characteristics resulting in similar long-term expected financial performance characteristics. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on its methods of internal reporting and management structure, management determined that the Company operates in a single reportable segment.

Recent Accounting Changes — FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 30, 2009.

As a result of the Company’s implementation of the Codification during the year ended December 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current year financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

The following are recent accounting standards adopted or issued that could have an impact on the Company:

Consolidation of Variable Interest Entities – Amended
(Included in Accounting Standards Codification (“ASC”) 810 “Consolidation”; previously SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”) which amends the consolidation guidance that applies to variable interest entities under FIN 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the impact, if any, the adoption of ASC 810 “Consolidation” may have on its consolidated financial position or results of operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, which amends the guidance in ASC 605. ASU 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, the adoption of ASU 2009-13 may have on its consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of ASU 2010-06 may have on its consolidated financial position or results of operations.

4. SALE AND ACQUISITIONS OF RESTAURANTS

On June 29, 2007, the Company acquired the assets of three previously franchised restaurants (Las Vegas restaurants).  The purchase price of $8.4 million consisted of cash and was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  The Company’s allocation of the purchase price to the fair value of the acquired assets is as follows:  equipment, $0.1 million, favorable lease, $0.1 million, and goodwill, $8.2 million.  Results of operations of the Las Vegas restaurants are included in the Company’s financial statements beginning as of the acquisition date.

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

On September 24, 2009, EPL purchased four El Pollo Loco restaurants located in the Atlanta, Georgia area previously owned and operated by an EPL franchisee, Fiesta Brands, Inc., and related assets , and assumed various operating contracts, including the leases, relating to the four purchased restaurants.  EPL will continue to operate the four purchased restaurants. EPL also purchased furniture, fixtures and equipment of five other El Pollo Loco restaurants previously operated by Fiesta Brands, Inc. which have been closed. The purchase price of $1.7 million consisted of cash and was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805-10, Business Combinations. The Company’s allocation of the purchase price to the fair value of the acquired assets was as follows: equipment, $0.4 million and building and leasehold improvements, $1.3 million. Results of operations of the Atlanta restaurants are included in the Company’s financial statements beginning as of the acquisition date.  Fiesta Brands, Inc. is an affiliate of the Company’s principal stockholders and certain Company directors.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2008	December 30, 2009
Prepaid rent	$1,573	$1,641
Other	3,067	3,621
	$4,640	$5,262

6. PROPERTY

The costs and related accumulated depreciation and amortization of major classes of property as of December 31, 2008 and December 30, 2009 are as follows (in thousands):

	December 31, 2008	December 30, 2009
Property owned:
L Land	$12,453	$12,453
B Buildings and improvements	63,946	66,137
O Other property and equipment	34,660	35,958
C Construction in progress	3,415	2,230
	114,474	116,778
Accumulated depreciation and amortization	(30,153)	(39,434)
Property owned—net	$84,321	$77,344
Property held under capital leases	$2,015	$1,976
Accumulated amortization	(1,283)	(1,452)
Property held under capital leases—net	$732	$524

Property held under capital leases consists principally of buildings and improvements. The total depreciation and amortization expense for property for the years ended December 26, 2007, December 31, 2008 and December 30, 2009, was approximately $11,195,000, $11,949,000 and $10,883,000 respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Changes in goodwill consist of the following (in thousands):

	December 31, 2008	December 30, 2009
Beginning balance	$274,417	$274,417
Accumulated impairment losses	-	(24,493)
Goodwill impairment loss recorded during the year	(24,493)	-
Ending balance	$249,924	$249,924

Other intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2008	December 30, 2009
Franchise network—net	$6,575	$-
Favorable leasehold interest - net	2,582	1,900
O Other intangible assets—net	$9,157	$1,900

Unfavorable leasehold interest liability—net	$(4,883)	$(3,998)
Intangible assets not subject to amortization: domestic trademark	$103,100	$91,788

Due to the downturn in the economy and its effect on expected future cash flows in fiscal 2008, the Company recorded a non-cash impairment of goodwill of $24.5 million and recorded a non-cash impairment of domestic trademarks of $17.6 million in accordance with the evaluation described below.  Based on the Company’s analysis described below, in fiscal 2009, the Company recorded a non-cash full impairment of $6.1 million for our franchise network and recorded a non-cash impairment of domestic trademarks of $11.3 million.

The evaluation of the carrying amount of other intangible assets with indefinite lives is made annually coinciding with the Company’s fiscal year-end by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value.

The impairment evaluation for goodwill is conducted annually coinciding with the Company’s fiscal year-end using a two-step process. In the first step, the fair value of all of the company-owned restaurants, treated as a single reporting unit, is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows or in consideration of recent transactions involving stock sales with independent third parties. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared with the carrying amount of the goodwill and an impairment charge is recorded for the difference.

The assumptions used in the estimate of fair value are generally consistent with the past performance of the Company’s reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

Amortization expense for the franchise network was $457,000 for each of the years ended December 26, 2007, December 31, 2008 and December 30, 2009, respectively.

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

The estimated net amortization credits  for the Company’s favorable and unfavorable leasehold interests for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 30
2010	$(327)
2011	(290)
2012	(275)
2013	(213)
2014	(227)

8. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31, 2008	December 30, 2009
Deferred financing costs - net	$5,298	$10,993
Other	1,012	1,207
	$6,310	$12,200

Amortization expense for deferred financing costs was $1,391,000, $1,356,000 and $3,480,000 for the years ended December 26, 2007, December 31, 2008 and December 30, 2009, respectively.

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

Information regarding the Company’s future lease obligations at December 30, 2009 is as follows (in thousands):

	Capital Leases		Operating Leases
Year Ending December 30	Minimum Lease Payments	Minimum Sublease Rentals	Minimum Lease Payments	Minimum Sublease Rentals
2010	$627	$225	$17,952	$1,680
2011	457	115	16,624	1,462
2012	436	115	15,637	1,205
2013	417	115	13,749	786
2014	416	115	11,687	316
Subsequent years	1,198	170	83,673	550
Total	3,551	$855	$159,322	$5,999
Less imputed interest	(1,447)
Present value of capital lease obligations	2,104
Less current maturities	(341)
Noncurrent portion	$1,763

Net rent expense for the years ended December 26, 2007, December 31, 2008 and December 30, 2009 is as follows (in thousands):

	Year Ended
	December 26, 2007	December 31, 2008	December 30, 2009
Base rent	$17,246	$18,159	$18,938
Contingent rent	630	683	473
Less sublease income	(4,316)	(4,155)	(3,779)
Net rent expense	$13,560	$14,687	$15,632

Base rent and contingent rent are included in other operating expenses, while sublease income is included in franchise revenue in the accompanying consolidated statements of operations. Sublease income includes contingent rental income of $2,060,000, $2,071,000 and $1,596,000 for the years ended December 26, 2007, December 31, 2008 and December 30, 2009, respectively.

In addition to the sublease income described above, the Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under noncancelable leases with initial terms ranging from three to nine years. The lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or gross revenues. Total rental income, included in franchise revenue in the accompanying consolidated statements of operations, for leased property was $414,000, $360,000 and $308,000 for the years ended December 26, 2007, December 31, 2008 and December 30, 2009, respectively.

Minimum future rental income for company-owned properties under noncancelable operating leases, which is recorded on a straight-line basis, in effect as of December 30, 2009 is as follows (in thousands):

Year Ending December 30
2010	$209
2011	166
2012	166
2013	166
2014	82
Thereafter	98
Total future minimum rental income	$887

10. SENIOR SECURED NOTES (2009 Notes)

In December 2003, EPL issued notes, consisting of $110.0 million of senior secured notes (the “2009 Notes”) accruing interest at 9.25% per annum due December 2009. In May of 2009, the Company repurchased, at par, the remaining outstanding $250,000 balance of these 2009 Notes.

11. SENIOR SECURED NOTES (2012 Notes)

On May 22, 2009, EPL issued $132,500,000 aggregate principal amount of 11¾% senior secured notes due December 1, 2012 (the “2012 Notes”) in a private placement.  EPL sold the 2012 Notes at an issue price equal to 98.0% of the principal amount, resulting in gross proceeds to EPL of $129,850,000 before expenses and fees.  At December 30, 2009, the Company had $130.4 million outstanding in aggregate principal amount of the 2012 Notes. The principal value of the 2012 Notes will increase (representing accretion of original issue discount) from the date of original issuance so that the accreted value of the 2012 Notes will be equal to the full principal amount of $132.5 million at maturity. Interest is payable each year in June and December beginning December 1, 2009. The 2012 Notes are guaranteed by Intermediate and are secured by a second priority lien on substantially all of the Company’s assets, which includes all of the outstanding common stock of EPL.  The 2012 Notes may be redeemed at a premium, at the discretion of EPL, after March 1, 2011, or sooner in connection with certain equity offerings. If EPL undergoes certain changes of control, each holder of the notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount.  The Indenture governing the 2012 Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to incur additional indebtedness, pay dividends or certain restricted payments, make certain investments, sell assets, create liens, merge and enter into certain transactions with its affiliates. As of December 30, 2009, EPL does not meet the fixed charge coverage ratio. Accordingly, EPL is not permitted to incur additional indebtedness. A failure to comply with the covenants affects only EPL's ability to incur additional indebtedness and does not constitute a default under the 2012 notes.

 EPL incurred direct finance costs of approximately $9.2 million in connection with this offering and registration of these notes. These costs have been capitalized and are included in other assets in the accompanying balance sheets, and the related amortization is reflected as a component of interest expense in the accompanying consolidated statement of operations. The Company used the net proceeds from the 2012 Notes to repay the credit facility with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A. (see Note 13) and its 2009 Notes (see Note 10), and for general corporate purposes. In December 2009, we completed the exchange of these notes for registered, publicly tradable notes that have substantially identical terms of these notes.

12. SENIOR UNSECURED NOTES PAYABLE (2013 Notes)

EPL has outstanding 2013 notes, consisting of $106.3 million aggregate principal amount of 11¾% senior notes due 2013 (the "2013 Notes"). Interest is payable in May and November beginning May 15, 2006. The 2013 Notes are unsecured, are guaranteed by Intermediate, and may be redeemed, at the discretion of the issuer, after November 15, 2009. The indenture contains certain provisions which may prohibit EPL’s ability to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items.

In October 2006, EPL completed the exchange of the 2013 Notes for registered, publicly tradable notes that have substantially identical terms as the 2013 Notes. The costs incurred in connection with the offering of the 2013 Notes have been capitalized and are included in other assets in the accompanying balance sheets, and the related amortization is reflected as a component of interest expense in the accompanying consolidated financial statements. The Company used the proceeds from the 2013 Notes to purchase substantially all of the outstanding 2009 Notes (Note 10).

The Company purchased $15.9 million in principal amount of these Notes at a price of $13.6 million at various times in 2008.  The net purchase price was 86% of the principal amount of such notes and resulted in a net gain of $1.6 million which is included in other income in the consolidated statement of operations.  The gain of $1.6 million is net of the write-off of prorated deferred finance costs of $0.6 million.

The Company purchased $2.0 million in principal amount of the 2013 Notes at a price of $1.5 million in March 2009. The net purchase price was 74% of the principal amount of such notes and resulted in a net gain of $0.5 million which is included in other income in the consolidated statement of operations. The gain of $0.5 million is net of the write-off of prorated deferred finance costs of $0.1 million.

As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. Intermediate has no material assets or operations; the Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the 2012 Notes (see Note 11) have restrictions that limit distributions or dividends that may be paid by EPL to Intermediate. Conditions that would allow for distributions or dividends to be made include compliance with a fixed charge coverage ratio test (as defined in the applicable indentures) and cash received from the proceeds of new equity contributions. As of December 30, 2009, EPL is restricted from incurring additional indebtedness, as it does not currently meet the 2.0 to 1 fixed charge coverage ratio required under its 2012 and 2013 Notes. This restriction does not apply to the existing loan availability of $6.2 million under the revolving line of credit. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances.

13. NOTES PAYABLE TO MERRILL LYNCH, BANK OF AMERICA, ET AL AND REVOLVING CREDIT FACILITY

On November 18, 2005, EPL entered into a senior secured credit facility with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The credit facility provided for a $104.5 million term loan and $25.0 million in revolving availability. The Company repaid the credit facility in full in May 2009 with the proceeds of the 2012 Notes and replaced the revolving loan with the new credit facility described in Note 14.

The credit facility bore interest, payable quarterly, at a Base Rate as defined in the credit facility or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin was based on EPL’s financial performance, as defined in the credit facility. The applicable margin rate for the term loan remained constant at 2.50% with respect to LIBOR and at 1.50% with respect to Base Rate. See below for the interest rates on the portion of the term loan represented by an interest rate swap. The credit facility was secured by a first-priority pledge by Holdings of all of the outstanding stock of Intermediate, a first priority pledge by Intermediate of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets. In addition, the credit facility was guaranteed by Intermediate and Holdings.

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

In the past, to help mitigate risk, we entered into an interest rate swap agreement. The agreement was terminated in the second quarter of 2009. The interest rate swap agreement was intended to reduce interest rate risk associated with variable interest rate debt. The Company had $0.2 million in expense for the year ended December 30, 2009, related to the change in the fair value of the interest rate swap agreement.

14. REVOLVING CREDIT FACILITY

On May 22, 2009, EPL entered into a credit agreement (the "Credit Facility") with Intermediate as guarantor, Jefferies Finance LLC, as administrative and syndication agent and the various lenders. The Credit Facility provides for a $12.5 million revolving line of credit with borrowings limited at any time to the lesser of (i) $12.5 million and (ii) the Company’s consolidated cash flow for the most recently completed trailing twelve consecutive months. Utilizing the Credit Facility, $6.3 million of letters of credit were issued and outstanding as of December 30, 2009.

The Credit Facility bears interest, payable quarterly, at an Alternate Base Rate (as defined in the Credit Facility) or LIBOR, at EPL's option, plus an applicable margin. The applicable margin rate is 5.50% with respect to LIBOR and 4.50% with respect to Alternate Base Rate advances. The Credit Facility is secured by a first priority lien on substantially all of the Company’s assets and is guaranteed by Intermediate. The Credit Facility matures on July 22, 2012.

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) incur additional indebtedness or issue preferred stock; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) make certain restricted payments; (vi) make investments, loans or advances; (vii) make certain acquisitions; (viii) engage in certain transactions with affiliates; (ix) change the Company’s lines of business or fiscal year; and (x) engage in speculative hedging transactions. In addition, the Credit Facility requires the Company to maintain, on a consolidated basis, a minimum level of consolidated cash flow at all times. As of December 30, 2009, the Company was in compliance with all of the financial covenants contained in the Credit Facility and had $6.2 million available for borrowings under the revolving line of credit.

15. PIK NOTES (2014 Notes)

As of December 30, 2009, Intermediate had $29.3 million outstanding in aggregate principal amount of the 14½% PIK notes due 2014.  No cash interest accrued on these notes prior to November 15, 2009. Instead, the principal value of these notes increased (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14½% per annum compounded annually, so that the accreted value of these notes on November 15, 2009 was equal to the full principal amount of $29.3 million due at maturity.

Beginning on November 15, 2009, cash interest accrued on these notes at an annual rate of 14½% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. The indenture governing these notes restricts Intermediate’s and EPL’s ability to, among other items, incur additional indebtedness, sell assets, engage in transactions with affiliates and issue or sell preferred stock. The indenture governing these notes also limits the ability of EPL to make dividend or other payments to Intermediate and for Intermediate or EPL to make payments to El Pollo Loco Holdings, Inc., the immediate parent corporation.  As of December 30, 2009, EPL is restricted from making distributions, payments or dividends to Intermediate above an aggregate amount  of $5 million, as EPL does not currently meet the 2.0 to 1 fixed charge coverage ratio required under EPL’s 2012 and 2013 Notes.  There are some allowed distributions, payments and dividends for specific events.  In any event, EPL is not legally required to make any type of payment to Intermediate.  See Note 22 for condensed financial statements of Intermediate and EPL.

These notes are effectively subordinated to all existing and future indebtedness and other liabilities of EPL. These notes are unsecured and are not guaranteed. If any of these notes are outstanding at May 15, 2011, Intermediate is required to redeem for cash a portion of each note then outstanding at 104.5% of the accreted value of such portion of such note, plus accrued and unpaid interest, if any. This payment is currently estimated to be approximately $10.6 million. Additionally, Intermediate may, at its discretion, redeem any or all of these notes, subject to certain provisions contained in the indenture governing these notes.

In October 2006, Intermediate completed the exchange of these notes for registered, publicly tradable notes that have substantially identical terms as these notes. The costs incurred in connection with the registration of these notes were capitalized and included in other assets in the consolidated balance sheets and the related amortization was reflected as a component of interest expense in the consolidated statements of operations.

In January 2008, CAC made a $8.0 million capital contribution to the Intermediate.  In January 2008, Intermediate used $7.9 million of these proceeds to repurchase a portion of these notes for $7.9 million, at a price that approximated their accreted value. Intermediate wrote-off the prorated deferred finance costs of $0.1 million which was included in other income in the consolidated statement of operations.

16. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31, 2008	December 30, 2009
Accrued sales and property taxes	$3,435	$2,852

Other	2,761	2,387
	$6,196	$5,239

17. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 31, 2008	December 30, 2009
Fair value of interest rate swap	$2,048	$-

Deferred rent	6,314	7,311

Workers’ compensation reserve	2,674	1,816

Other	1,796	1,546
	$12,832	$10,673

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

18. INCOME TAXES

The provision (benefit) for income taxes is based on the following components (in thousands):

	Year Ended

	December 26,	December 31,	December 30,
	2007	2008	2009
Current income taxes:

Federal	$12	$14	$-
State	23	47	78
	35	61	78
Deferred income taxes:
Federal	1,933	(9,182)	12,524
State	1,125	(2,929)	3,023
	3,058	(12,111)	15,547
	$3,093	$(12,050)	$15,625

A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to income before provision (benefit) for income taxes is as follows (in thousands):

	Year Ended

	December 26,	December 31,	December 30,
	2007	2008	2009

Provision (benefit) for income taxes at statutory rate	$(329)	$(18,035)	$(12,821)
State income taxes-net of federal income tax benefit	746	(1,851)	(2,015)
Non-deductible goodwill	2,785	7,738
Valuation allowance	-	-	30,470
Other	(109)	98	(9)
	$3,093	$(12,050)	$15,625

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company’s deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,	December 30,
	2008	2009

Capital leases	$845	$671
Accrued vacation	727	646
Accrued legal	-	4,628
Deferred rent	5,687	4,033
Accrued workers' compensation	1,516	973
Enterprise zone and other credits	505	605
State taxes	17	9
Net operating losses	14,196	18,135
Interest expense	880	-
Other	5,037	6,183
Deferred income tax assets	29,410	35,883
Less valuation allowance	-	(30,470)
Net deferred tax assets	29,410	5,413
Goodwill	(1,610)	(2,607)
Trademark	(40,471)	(36,046)
Prepaid expense	(1,353)	(1,422)
Basis difference in fixed assets	(5,302)	(2,189)
Other	(2,576)	(598)
Deferred income tax liabilities	(51,312)	(42,862)
Net deferred income tax liability	(21,902)	(37,449)

 The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized.  Due to uncertainties surrounding the realizability of the deferred tax assets, the Company recorded a full valuation allowance against its definite lived net deferred tax assets during the year ended December 30, 2009.  The tax effect of recording a valuation allowance resulted in tax expense for the year ended December 30, 2009 of $30.5 million recognized in the consolidated statements of operations.

As of December 30, 2009, the Company has federal and state net operating loss carryforwards of approximately $40 million and $55 million, respectively, which expire beginning in 2025 and 2014, respectively. The Company also has enterprise zone credits and alternative minimum tax credits of approximately $351,000 and $255,000, respectively, which carryforward indefinitely.

The utilization of net operating loss carryforwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

On December 28, 2006, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, now referred to as ASC 740 “Income Taxes”, which clarifies the accounting for uncertain tax positions. ASC 740 requires that the Company recognize the impact of a tax position in  the consolidated financial statemenst if the position is more likely than not of being sustained upon examination and on the technical merits of the position. The impact of the adoption of ASC 740 was immaterial to the Company’s consolidated financial statements.  As of December 30, 2009, the Company has no material unrecognized tax benefits.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at December 27, 2006	$-
Additions based on tax positions related to the current year	2,098,000
Balance at December 26, 2007	$2,098,000
Gross decreases – tax positions in prior period	(1,356,000)
Balance at December 31, 2008	$742,000
Gross decreases - tax positions in prior period	(742,000)
Balance at December 30, 2009	$-

The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

ASC 740 requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company’s best estimate of the amount ultimately to be paid. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company has no uncertain tax positions as of December 30, 2009, consequently no interest or penalties have been accrued by the Company.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is no longer subject to U.S. examination for years before 2005, and years before 2004 by state taxing authorities.

19. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution immediately vests 100%. The Company’s contributions to the plan for the years ended December 26, 2007, December 31, 2008 and December 30, 2009, were approximately $416,000, $551,000 and $467,000, respectively.

20. STOCK-BASED COMPENSATION

As of December 26, 2007, December 31, 2008 and December 30, 2009, options to purchase 304,287, 307,556 and 289,217 shares, respectively, of common stock of CAC were outstanding. Included in that amount are 65,740 options that are fully vested; the remaining options partially vest upon the Company’s attaining annual financial goals, with the remaining unvested portion vesting on the sixth or seventh anniversary of the grant date, and vest 100% upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC. All options were granted at fair value on the date of grant.

Changes in stock options for the years ended December 26, 2007, December 31, 2008 and December 30, 2009 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

O Outstanding—December 27, 2006	302,772	$66.58
G Grants (weighted-average fair value of $49.95 per share)	22,246	$113.29
E Exercised	(709)	$10.39		$66,426
C Canceled	(20,022)	$88.93
O Outstanding—December 26, 2007	304,287	$68.65
G Grants (weighted-average fair value of $42.14 per share)	4,449	$109.07
E Exercised	(1,180)	$20.60		$107,286
C Canceled	-
O Outstanding—December 31, 2008	307,556	$69.42
G Grants (weighted-average fair value of $28.29 per share)	15,573	$68.00
E Exercised	(13,911)	$5.97		$881,370
C Canceled	(20,001)	$86.43
O Outstanding—December 30, 2009	289,217	$71.22	5.5	$2,425,806
V Vested and expected to vest in the future - December 30, 2009	285,688	$71.22	5.5	$2,425,806
Exercisable - December 30, 2009	65,740	$9.10	2.0	$2,425,806

Outstanding stock options at December 30, 2009 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.98	6,307	0.3	$2.98	6,307	$2.98
$7.56	24,026	1.3	$7.56	24,026	$7.56
$9.68-$11.77	32,365	2.7	$10.68	32,365	$10.68
$15.48-$20.60	3,042	5.0	$17.11	3,042	$17.11
$68.00	15,573	9.7	$68.00	—	$—
$86.43	169,057	6.0	$86.43	—	$—
$108.84-$117.75	38,847	7.3	$111.44	—	$—
	289,217	5.5	$71.22	65,740	$9.10

The intrinsic value is calculated as the difference between the market value as of December 30, 2009 and the exercise price of the options outstanding and options exercisable.

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

For options granted on December 15, 2005 that would have been cancelled and replaced with restricted stock upon completion of an initial public offering before November 18, 2007, the Company used variable accounting to recognize expense based on the change in incremental value of the award at each reporting period until November 18, 2007. As the Company did not undertake an initial public offering prior to November 18, 2007, the future compensation expense is calculated based on the intrinsic value of the award as of that date. Compensation expense of $381,000, $307,000 and $162,000 was recognized for the years ended December 26, 2007, December 31, 2008 and December 30, 2009, respectively, related to such options. As of December 30, 2009, the total unamortized compensation expense related to these options was approximately $0.8 million, which will be amortized over the remaining vesting period of approximately 3.0 years, or earlier in the event of an initial public offering of our common stock or a change in control.

ASC 718 “Compensation-Stock Compensation”; previously FASB Statement No. 123(R): ASC 718 requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted the provisions of ASC 718 on December 29, 2005 using a prospective application. Under the prospective application, ASC 718 applies to new awards and any awards that are modified or cancelled subsequent to the date of adoption of ASC 718. Prior periods are not revised for comparative purposes. Because the Company used the minimum value method for its pro forma disclosures under ASC 718, options granted prior to December 29, 2005 will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after December 29, 2005.

In order to meet the fair value measurement objective, the Company utilizes the Black-Scholes option-pricing model to value compensation expense for share-based awards granted beginning in 2006 and developed estimates of various inputs including forfeiture rate, expected term life, expected volatility, and risk-free interest rate. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term of options granted is derived from the simplified method per ASC 718-10-30. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the Company’s employee stock options. Expected volatility is based on the comparative industry entity data. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero for option valuation.

The weighted-average estimated fair value of employee stock options granted during the year ended December 30, 2009 was $28.29 per share using the Black-Scholes model with the following weighted-average assumptions used to value the option grants: Expected volatility of 31%; Expected term life - 7.0 years; Forfeiture rate - 1.22%; Risk-free interest rates - 3.0%; and Expected dividends - 0%.

The weighted-average estimated fair value of employee stock options granted during the year ended December 31, 2008 was $42.14 per share using the Black-Scholes model with the following weighted-average assumptions used to value the option grants: Expected volatility of 31%; Expected term life - 7.0 years; Forfeiture rate - 1.22%; Risk-free interest rates -3.0%; and Expected dividends - 0%.

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

During the years ended December 26, 2007, December 31, 2008 and December 30, 2009, the Company recognized share-based compensation expense before tax of $373,000, $404,000 and $406,000, respectively, related to stock option grants after December 28, 2005. These expenses were included in other operating expenses consistent with the salary expense for the related optionees.

Upon consummation of an initial public offering of at least $50 million or a change in control of CAC, the Company would incur compensation expense related to the immediate vesting of the unvested portion of certain options. The expense will be determined by calculating the unrecognized compensation cost as of the date of the completion of the offering or the change in control.

As of December 30, 2009, there was total unrecognized compensation expense of $2.8 million related to unvested stock options which the Company expects to recognize over a weighted average period of 3.5 years.

In October 2008, the Board of Directors of CAC adopted a Restricted Stock Plan pursuant to which up to an aggregate of 5,000 shares of CAC common stock may be awarded to independent directors as compensation for their services.  No restricted stock awards were granted in 2008. In 2009, 404 shares were granted. For fiscal 2009, there was not a material restricted stock expense.

21. COMMITMENTS AND CONTINGENCIES

Legal Matters

On or about April 16, 2004, former managers Haroldo Elias, Marco Ramirez and Javier Rivera filed a purported class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The parties reached an agreement to settle this matter for $8 million which was accrued for in the fourth quarter of 2009 and is included in accounts payable within the accompanying balance sheet and  included in other operating expenses within the statement of operations.  The Court has granted preliminary approval of the classwide settlement and set a hearing for final approval on April 1, 2010.  We funded the settlement on January 14, 2010.

On or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against EPL in the Superior Court of the State of California, County of Los Angeles. Carlos Olvera replaced Mr. Amezcua as the named class representative on August 16, 2006. This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs.  This lawsuit was deemed related to and was included as part of the Elias settlement discussed above.

On June 22, 2006, the Company filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company (Arch), seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, the Company in the EPL-Mexico v. EPL-USA trademark litigation settled in June 2008. The parties agreed to settle this matter for a payment by Arch to the Company of $4.5 million which was recorded as a receivable as of December 30, 2009 and is included in accounts receivable within the accompanying balance sheet and included in other operating expenses within the statement of operations.  The basic terms of the agreement were confirmed in late December 2009 and the settlement payment was received by us on February 2, 2010.

In April 2007, Dora Santana filed a purported class action in state court in Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. The parties have agreed to settle this matter for approximately $0.9 million and have executed a Memorandum of Understanding. This amount was accrued for as of December 30, 2009 and is included in accounts payable within the accompanying balance sheet and included in other operating expenses within the statement of operations.  The Court granted preliminary approval of the settlement on February 25, 2010, and the parties currently await a formal court order setting the class notification deadlines as well as the hearing for final court approval.

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The parties have agreed to settle this matter for approximately $1.5 million and have executed a Settlement Agreement. This amount was accrued for as of December 30, 2009 and is included in accounts payable on the Company’s balance sheet and included in other operating expenses within the statement of operations.   The Court granted preliminary approval of the settlement on February 25, 2010, and the parties currently await a formal court order setting the class notification deadlines as well as the hearing for final court approval.

On or about February 2, 2009, Sunset & Westridge, LLC, landlord of a restaurant site in St. George, Utah, filed suit against EPL in Superior Court for the County of Orange seeking declaratory relief for alleged breach of a commercial lease.  Plaintiff alleged that the Company wrongfully terminated the lease in question, citing force majeure delays as justification for missing the delivery date on the property.  The parties agreed to settle this matter in November 2009 for an immaterial amount which was paid in 2009 and the matter was dismissed on January 15, 2010.

Martin Penaloza, a former Assistant Manager, filed a purported class action on May 26, 2009 in Superior Court in Orange County, California.  The claims, requested remedies, and potential class in this case overlap those in the Delgado lawsuit and will be included in that settlement.

In September 2008, the excess insurance carrier in the settled Mexico trademark litigation, American International Specialty Lines Insurance Company, filed an action for declaratory judgment seeking to have the Court determine that it is not required to indemnify EPL for any amounts awarded against it (or paid in settlement) in the underlying Mexico trademark litigation.  This lawsuit was stayed pending the outcome of the Arch litigation described above, and is set for trial starting April 12, 2010.

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

Purchasing Commitments

The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants, respectively, which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 and 2012 with an estimated Company obligation totaling $5.8 million.

In March 2010, EPL executed a chicken supply contract with a vendor.  The agreement provides for prices and minimum quantities of chicken totaling $20.3 million that EPL must purchase from such vendor for a period of two years.  Additionally, EPL has a balance of one year remaining on contracts with certain other vendors for chicken. The estimated obligations on those contracts are $23.6 million.

22. FINANCIAL INFORMATION FOR PARENT GUARANTOR AND SUBSIDIARY

The following presents condensed consolidating financial information for the Company, segregating: (1) EPLI , the parent which has unconditionally guaranteed, jointly and severally the 2012 Notes and has pledged its investment in the common stock of EPL as collateral for the 2012 Notes;  and (2) EPL, the issuer of the 2012 Notes who also unconditionally guaranteed, jointly and severally the 2012 Notes.  EPL is a wholly owned subsidiary of EPLI.

	For the Year Ended December 30, 2009
		(in thousands)
					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
ASSETS
Current Assets	$28,516	$130,524	$159,040	$(130,830)	$28,210
Property and Equipment	77,868	-	77,868	-	77,868
Other Assets	355,541	3,342	358,883	(3,071)	355,812
Total Assets	461,925	133,866	595,791	(133,901)	461,890

LIABILITIES & EQUITY
Current liabilities	40,132	514	40,646	(3,072)	37,574
Non-current liabilities	291,425	29,342	320,767	(461)	320,306
Equity	130,368	104,010	234,378	(130,368)	104,010
Total Liabilities & Equity	461,925	133,866	595,791	(133,901)	461,890

Revenues	277,694	-	277,694	-	277,694
Operating Expenses	281,641	104	281,745	-	281,745
Operating loss	(3,947)	(104)	(4,051)	-	(4,051)
Investment in subsidiary	-	40,389	40,389	(40,389)	-
Interest Expense and other	28,692	3,889	32,581	-	32,581
Income tax expense	7,750	7,875	15,625	-	15,625
Net Income (loss)	(40,389)	(52,257)	(92,646)	40,389	(52,257)

Cash flow provided by operations	8,374	1	8,375	-	8,375
Cash flow used for investing activities	(8,951)	-	(8,951)	-	(8,951)
Cash flow provided by financing activities	10,777	-	10,777	-	10,777
Net increase in cash	10,200	1	10,201	-	10,201
Cash and equivalents at beginning of year	926	150	1,076	-	1,076
Cash and equivalents at end of year	11,126	151	11,277	-	11,277

	For the Year Ended December 31, 2008
	(in thousands)
					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
ASSETS
Current Assets	$13,572	$171,225	$184,797	$(171,070)	$13,727
Property and Equipment	85,053	-	85,053	-	85,053
Other Assets	368,165	3,507	371,672	(3,181)	368,491
Total Assets	466,790	174,732	641,522	(174,251)	467,271

LIABILITIES & EQUITY
Current liabilities	42,757	47	42,804	(3,181)	39,623
Non-current liabilities	252,963	18,105	271,068	-	271,068
Equity	171,070	156,580	327,650	(171,070)	156,580
Total Liabilities & Equity	466,790	174,732	641,522	(174,251)	467,271

Revenues	298,930	-	298,930	-	298,930
Operating Expenses	323,902	83	323,985	-	323,985
Operating loss	(24,972)	(83)	(25,055)	-	(25,055)
Investment in subsidiary	-	37,103	37,103	(37,103)	-
Interest Expense and other	22,716	3,760	26,476	-	26,476
Income tax benefit	(10,584)	(1,466)	(12,050)	-	(12,050)
Net Income (loss)	(37,104)	(39,480)	(76,584)	37,103	(39,481)

Cash flow provided by operations	23,693	17	23,710	-	23,710
Cash flow used for investing activities	(16,375)	-	(16,375)	-	(16,375)
Cash flow provided by (used in) financing activities	(10,225)	125	(10,100)	-	(10,100)
Net increase (decrease) in cash	(2,907)	142	(2,765)	-	(2,765)
Cash and equivalents at beginning of year	3,833	8	3,841	-	3,841
Cash and equivalents at end of year	926	150	1,076	-	1,076

	For the Year Ended December 26, 2007
	(in thousands)
					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
Revenues	$279,025	$-	$279,025	$-	$279,025
Operating Expenses	250,678	121	250,799	-	250,799
Operating Income (loss)	28,347	(121)	28,226	-	28,226
Investment in subsidiary	-	1,983	1,983	(1,983)	-
Interest Expense and other	25,138	4,029	29,167	-	29,167
Income tax expense (benefit)	5,192	(2,099)	3,093	-	3,093
Net Income (loss)	(1,983)	(4,034)	(6,017)	1,983	(4,034)

Cash flow provided by operations	23,129	-	23,129	-	23,129
Cash flow used for investing activities	(21,070)	-	(21,070)	-	(21,070)
Cash flow used in financing activities	(1,173)	-	(1,173)	-	(1,173)
Net increase in cash	886	-	886	-	886
Cash and equivalents at beginning of year	2,947	8	2,955	-	2,955
Cash and equivalents at end of year	3,833	8	3,841	-	3,841

23. RELATED PARTY TRANSACTIONS

On November 18, 2005, CAC entered into a Monitoring and Management Services Agreement with Trimaran Fund Management, L.L.C. (“Trimaran”), an affiliate of the majority owner of CAC and of certain directors, which provides for annual fees of $500,000 plus reasonable expenses. This Agreement was amended on December 26, 2007 to add an affiliate of the FS Parties (see Note 2) as a party to the Agreement. Such party shares in the fees payable under the Agreement. During the years ended December 26, 2007, December 31, 2008 and December 30, 2009, $624,000, $525,000 and $588,000, respectively, was paid pursuant to this Agreement. These amounts are included in other operating expenses in the accompanying consolidated statements of operations.

In connection with our appeal of certain trademark litigation, EPL posted an appeal bond in the amount of $24,301,450. A portion of the appeal bond was collateralized by a $17,900,000 letter of credit arranged by Trimaran Fund II, LLC (“Trimaran Fund”). Trimaran Fund is a 20.6% member of the LLC and an affiliate of certain directors.  To compensate Trimaran Fund for this accommodation, on December 19, 2007, EPL and CAC entered into two agreements pursuant to which, among other things, EPL paid Trimaran Fund an up-front fee of $536,000, representing 3% of the amount of the letter of credit, and EPL agreed to reimburse Trimaran Fund for any amounts it paid in connection with the letter of credit.   These agreements were terminated following the settlement of this litigation and Trimaran Fund reimbursed EPL $277,000 of the $536,000 up front fee.

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

The Company had receivables from affiliated entities of $221,000 and $308,000 as of December 31, 2008 and December 30, 2009, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of El Pollo Loco, Inc.

Costa Mesa, California

We have audited the accompanying balance sheets of El Pollo Loco, Inc. (the “Company”), a wholly owned subsidiary of EPL Intermediate, Inc., as of December 30, 2009, and December 31, 2008, and the related statements of operations, stockholder’s equity, and cash flows for each of the years ended December 30, 2009, December 31, 2008 and December 26, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2009 and December 31, 2008, and the results of its operations and its cash flows for each of the years ended December 30, 2009, December 31, 2008 and December 26, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 30, 2010

El Pollo Loco, Inc.
Balance Sheets
(Amounts in thousands)

	December 31, 2008	December 30, 2009
Assets
Current Assets:
Cash and cash equivalents	$926	$11,126
Restricted cash	-	131
Not Accounts and other receivables-net	4,472	9,607
Inventories	1,756	1,606
Prepaid expenses and other current assets	4,635	5,258
Inco Income taxes receivable	43	-
Def Deferred income taxes	1,740	788
Total Current assets	$13,572	$28,516
Property Owned –Net	$84,321	$77,344
Property Held Under Capital Leases—Net	732	524

Goodwill—Net	249,924	249,924
Domestic Trademarks—Net	103,100	91,788
Other Intangible Assets—Net	9,157	1,900
Other Assets	5,984	11,929
Total Assets	$466,790	$461,925
Liabilities and Stockholder’s Equity
Current Liabilities:
Revolving credit facility	$5,000	$-
Current portion of note payable	5,889	-
Current portion of senior secured notes	250	-
Current portion of obligations under capital leases	601	341
Accounts payable	12,438	20,607
Accrued salaries	3,410	4,289
Accrued vacation	2,075	2,010
Accrued insurance	1,723	1,545
Accrued income taxes payable	-	15
Accrued interest	1,641	2,942
Accrued advertising	380	96
Other accrued expenses and current liabilities	9,350	8,287
Total current liabilities	$42,757	$40,132
Noncurrent Liabilities:
Senior secured notes (2012 Notes)	$-	$130,407
Senior unsecured notes payable (2013 Notes)	108,163	106,347
Note payable—less current portion	93,464	-
Obligations under capital leases—less current portion	2,104	1,763
Deferred income taxes	31,517	38,237
Other intangible liabilities	4,883	3,998
Other noncurrent liabilities	12,832	10,673
Total noncurrent liabilities	$252,963	$291,425
Commitments and contingencies:
Stockholder’s equity:
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding	–	–
Additional paid-in-capital	207,052	206,739
Accumulated deficit	(35,982)	(76,371)
Total stockholder’s equity	171,070	130,368
Total	$466,790	$461,925

See notes to financial statements.

El Pollo Loco, Inc.
Statements of Operations
(Amounts in thousands)

	Year Ended
	December 26, 2007	December 31, 2008	December 30, 2009
Operating revenue:
Restaurant revenue	$259,987	$278,343	$258,904
Franchise and licensing revenue	19,038	20,587	18,790
Total operating revenue	$279,025	$298,930	$277,694
Operating Expenses:
Product cost	$81,233	$89,442	$83,391
Payroll and benefits	67,545	73,139	68,806
Depreciation and amortization	11,947	13,007	11,359
Other operating expenses	89,953	106,221	100,655
Impairment of intangible assets	–	42,093	17,430
Total operating expenses	$250,678	$323,902	$281,641
Operating income (loss)	$28,347	$(24,972)	$(3,947)
Interest expense, net	25,138	22,430	28,701
Other expense	–	2,043	443
Other income	–	(1,757)	(452)
Income (loss) before provision for income taxes	3,209	(47,688)	(32,639)
Provision (benefit) for income taxes	5,192	(10,584)	7,750
Net loss	$(1,983)	$(37,104)	$(40,389)

See notes to financial statements.

El Pollo Loco, Inc.
Statement of Stockholder's Equity
(Amounts in thousands, except per share data)

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 27, 2006	100	–	$187,671	$3,105	$190,776

Stock-based compensation			754		754
Tax benefit from exercise / cancellation of stock options			(69)		(69)
Repurchase of common stock			(54)		(54)
Capital contribution			3,000		3,000
Net loss		–	–	(1,983)	(1,983)

Balance, December 26, 2007	100	–	$191,302	$1,122	$192,424

Stock-based compensation			768		768
Tax benefit from exercise / cancellation of stock options			68		68
Repurchase of common stock			(78)		(78)
Proceeds from issuance of common stock			50		50
Capital contribution			14,942		14,942
Net loss		–	–	(37,104)	(37,104)

Balance, December 31, 2008	100	–	$207,052	$(35,982)	$171,070

Stock-based compensation			568		568
Repurchase of common stock			(881)		(881)
Net loss			–	(40,389)	(40,389)

Balance, December 30, 2009	100	–	$206,739	$(76,371)	$130,368

See notes to financial statements.

El Pollo Loco, Inc.
Statements of Cash Flows
(Amounts in thousands)

	Year Ended
	December 26, 2007	December 31, 2008	December 30, 2009
Cash Flows From Operating Activities:
Net loss	$(1,983)	$(37,104)	$(40,389)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,947	13,007	11,359
Stock-based compensation expense	754	768	568
Interest accretion	197	250	726
(Gain) loss on disposal of assets	2,558	(538)	174
Gain on repurchase of bonds	–	(1,755)	(452)
Asset impairment	–	1,919	4,156
Impairment of intangible assets	–	42,093	17,430
Amortization of deferred financing costs	1,317	1,298	3,424
Amortization of favorable / unfavorable leases	(469)	(172)	(203)
Deferred income taxes	2,539	(10,645)	7,672
E Excess tax benefits related to exercise / cancellation of stock options	(69)	(68)	–
Litigation settlements-net	–	10,942	6,220
Change in fair value of interest rate swap	–	2,049	443
Changes in operating assets and liabilities:
Accounts and other receivables—net	(67)	(841)	(635)
Inventories	(218)	22	150
Prepaid expenses and other current assets	149	(960)	(623)
Income taxes receivable / payable	170	(145)	59
Other assets	(230)	1,240	(214)
Accounts payable	3,026	(173)	(1,757)
Accrued salaries and vacation	162	(176)	814
Accrued insurance	(2,457)	311	(178)
O Other accrued expenses and current and noncurrent liabilities	5,803	2,371	(370)
Net cash provided by operating activities	$23,129	$23,693	$8,374
Cash Flow From Investing Activities:
Proceeds from asset disposition	$8,035	$1,080	$–
Purchase of franchise restaurants	(8,358)	-	(1,720)
Purchase of property	(20,747)	(17,455)	(7,100)
Restricted cash	-	–	(131)
Net cash used in investing activities	$(21,070)	$(16,375)	$(8,951)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	$-	$50	$–
Repurchase of common stock	(54)	(78)	(881)
Excess tax benefits related to exercise / cancellation of stock options	69	68	–
Capital contribution	3,000	4,000	–
Proceeds from borrowings	17,000	9,000	133,850
Payment of obligations under capital leases	(1,252)	(1,044)	(601)
Payments on debt	(19,763)	(8,600)	(4,934)

Payment related to termination of interest rate swap agreement	-	-	(2,280)
Repurchase of notes	–	(13,621)	(105,139)
Deferred financing costs	(173)	-	(9,238)
Net cash (used in) provided by financing activities	$(1,173)	$(10,225)	$10,777
Increase (Decrease) in Cash and Cash Equivalents	$886	$(2,907)	$10,200
Cash and Cash Equivalents
Beginning of year	2,947	3,833	926
Cash and Cash Equivalents
End of year	$3,833	$926	$11,126
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest (net of amounts capitalized)	$25,025	$21,624	$23,552
Income taxes	$38	$165	$19
Supplemental Schedule of Non-Cash Activities:
Litigation settlement paid by Chicken Acquisition Corp. on behalf of the Company, treated as a capital contribution	$–	$10,942	$–
Unpaid purchases of property and equipment	$1,358	$822	$29

See notes to financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

El Pollo Loco, Inc. (“EPL” or the "Company") is a Delaware corporation headquartered in Costa Mesa, California. The Company’s activities are primarily developing, franchising, licensing and operating quick-service restaurants under the name El Pollo Loco®. The restaurants, which are located principally in California but also in Arizona, Colorado, Connecticut, Georgia, Illinois, Missouri, Nevada, New Jersey, Oregon, Texas, Utah and Virginia, specialize in flame-grilled chicken in a wide variety of contemporary Mexican-influenced entrees, including specialty chicken burritos, chicken quesadillas, chicken tortilla soup, Pollo Bowls and Pollo Salads. At December 30, 2009, the Company operated 172 (130 in the greater Los Angeles area) and franchised 243 (138 in the greater Los Angeles area) El Pollo Loco restaurants. The Company is a wholly owned subsidiary of EPL Intermediate, Inc. (“Intermediate”), which is a wholly owned subsidiary of El Pollo Loco Holdings, Inc. (“Holdings”). Holdings is an indirect wholly owned subsidiary of Chicken Acquisition Corp. ("CAC"). EPL Intermediate, Inc. was acquired by CAC on November 17, 2005 (the “Acquisition”).

Intermediate has no material assets or operations.  Intermediate’s guarantee of EPL’s revolving credit facility, and EPL’s 11¾% Senior Notes due in 2012 and 2013 is full and unconditional and Intermediate has no subsidiaries other than EPL.  EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and currently has restrictions that limit distributions or dividends to be paid by EPL to Intermediate.

2. EQUITY INVESTMENT IN CHICKEN ACQUISITION CORPORATION

The Company is a wholly owned subsidiary of Intermediate, which is a wholly owned indirect subsidiary of CAC, which is 99.6% owned by Trimaran Pollo Partners, LLC (the “LLC”) (which is controlled by affiliates of Trimaran Capital, LLC). The LLC’s only material asset is its investment in CAC. CAC’s only material asset, other than cash, is its investment in Intermediate.

On December 26, 2007, Intermediate entered into a Unit Purchase Agreement with the LLC, CAC, EPL, FS Equity Partners V, L.P. (“FSEP V”), FS Affiliates V, L.P. (“FSA V”), Peter Starrett (“Starrett” and collectively with FSEP V and FSA V, the “Purchasers”), and certain members of the LLC (the “Unit Purchase Agreement”). Pursuant to the Unit Purchase Agreement, the Purchasers acquired 409,091 membership units from the LLC, for an aggregate purchase price of $45 million. The LLC contributed the proceeds of this sale to CAC in consideration for 409,091 newly issued CAC shares. The LLC owned 1,910,753 CAC shares prior to the transaction and 2,319,844 CAC shares after the transaction, representing 99.6% of CAC’s outstanding shares. CAC paid various fees and expenses related to this transaction of approximately $1.8 million. FSEP V and FSA V (the “FS Parties”) are affiliates of one of our directors.

On December 26, 2007, CAC made a $3 million capital contribution to EPL through intermediary subsidiaries. On January 25, 2008, CAC made an $8 million capital contribution to Intermediate. Intermediate used $7.8 million of these proceeds to repurchase outstanding 14.5% PIK senior discount notes on Intermediate’s books at a price that approximated their accreted net book value. In May of 2008, CAC made a $4.0 million capital contribution to EPL that was used for normal operating purposes.  On June 18, 2008, we settled the Mexico Litigation as described in Note 20.  The settlement payment of $10.7 million was paid by CAC on behalf of EPL.  This payment is accounted for as a capital contribution by CAC to EPL.  CAC may make future capital contributions to the Company but it is not legally obligated to do so.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2007 and 2009, which were 52-week years, ended December 26, 2007 and December 30, 2009, respectively. Fiscal year 2008, which ended December 31, 2008, was a 53-week fiscal year.  The accompanying consolidated balance sheets present the Company’s financial position as of December 31, 2008 and December 30, 2009. The accompanying consolidated statements of operations, stockholder’s equity and cash flows present the years ended December 26, 2007, December 31, 2008 and December 30, 2009.

Correction — Subsequent to the issuance of its December 31, 2008 consolidated financial statements, the Company corrected the purchase price allocation related to the acquisition of the outstanding common stock of the Company on November 17, 2005 to properly record related deferred tax liabilities.  This correction resulted in a reduction of goodwill and deferred tax liabilities in the amount of $2,494,000 as of December 31, 2008 from amounts previously presented.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted cash — The Company’s restricted cash represents cash collateral to one commercial bank for company credit cards.

Concentration of risk— The Company maintains all its cash at one commercial bank.  Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits.  Our balances in excess of the FDIC limits are uninsured.

Accounts and Other Receivables - Net —  Accounts and other receivables consist primarily of royalties, advertising and sublease rent and related amounts receivable from franchisees which are due on a monthly basis that may differ from the Company’s month-end dates as well as credit card receivables and a litigated insurance claim of $4.5 million that was collected on February 2, 2010.

Inventories — Inventories consist principally of food, beverages and paper supplies and are valued at the lower of average cost or market.

Property Owned - Net — Property is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and property held under capital leases are amortized over the shorter of their estimated useful lives or the remaining lease terms. For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding the option periods, to determine estimated useful lives; if failure to exercise a renewal option imposes an economic penalty on the Company, such that management determines at the inception of the lease that renewal is reasonably assured, the Company includes the renewal option period in the determination of appropriate estimated useful lives.

The estimated useful service lives are as follows:

Buildings	20 years

Land improvements	3-30 years

Building improvements	3-10 years

Restaurant equipment	3-10 years

Other equipment	2-10 years

Leasehold improvements	Estimated useful life limited by the lease term

The Company capitalizes certain costs in conjunction with site selection that relate to specific sites for planned future restaurants. The Company also capitalizes certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to operations. The Company capitalized $4,000, $0 and $0 of internal costs related to site selection and construction activities during the years ended December 26, 2007, December 31, 2008 and December 30, 2009, respectively. The Company also capitalized $252,000, $205,000 and $35,000, of interest expense during the years ended December 26, 2007, December 31, 2008 and December 30, 2009, respectively.

Goodwill and Other Intangible Assets - Net — Intangible assets consist primarily of goodwill and the value allocated to the Company’s trademarks, franchise network and favorable and unfavorable leasehold interests. Goodwill represents the excess of cost over fair value of net identified assets acquired in business combinations accounted for under the purchase method. Goodwill resulted from the Acquisition by CAC and from the acquisition of certain franchise locations.

In accordance with ASC 350 “Intangibles—Goodwill and Other”, previously SFAS 142, Goodwill and Other Intangible Assets (,”FAS 142”), we do not amortize goodwill and certain intangible assets with an indefinite life, including domestic trademarks. Goodwill is subject to periodic evaluation for impairment when circumstances warrant, or at least once per year. Our impairment evaluation for goodwill is conducted annually coinciding with our fiscal year end.  If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. Based on the Company’s analysis described below, in fiscal 2009, we recorded a non-cash full impairment of $6.1 million for our franchise network and recorded a non-cash impairment of domestic trademarks of $11.3 million.   In fiscal 2008, we recorded a non-cash impairment of goodwill of $24.5 million and recorded a non-cash impairment of domestic trademarks of $17.6 million. No impairment was recorded in 2007.

Intangible assets and liabilities with a definite life are amortized using the straight-line method over their estimated useful lives as follows:

Franchise network	17.5 years
Favorable leasehold interests	1 to 18 years (remaining lease term)
Unfavorable leasehold interests	1 to 20 years (remaining lease term)

Deferred Financing Costs — Deferred financing costs are recorded at cost and amortized using the effective interest method over the terms of the related notes. Deferred financing costs are included in other assets and the related amortization is reflected as a component of interest expense in the accompanying consolidated financial statements.

Impairment of Long-Lived Assets—The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable.  If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value.  As a result of this review, the Company recorded a non-cash impairment charge of approximately $4.2 million for the year ended December 30, 2009 for five under-performing company-operated restaurants that will continue to be operated.    The Company recorded a non-cash impairment charge of approximately $1.9 million for the year ended December 31, 2008 for three under-performing company-operated restaurants that will continue to be operated. These amounts are included in other operating expenses on our consolidated statement of operations. No impairment charges were recorded in 2007.

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

Restaurant and Franchise Revenue — Revenues from the operation of Company-operated restaurants are recognized as products are delivered to customers. Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, IT support services and rental income for leases and subleases to franchisees. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are reported by the franchisees. Initial franchise and license fees are recognized when all material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Initial franchise fees recognized during the years ended December 26, 2007, December 31, 2008 and December 30, 2009, totaled $1,049,000, $1,184,000 and $663,000, respectively. Sales tax collected from our customers is recorded on a net basis.

Advertising Costs — Production costs for radio and television commercials are initially capitalized and then fully expensed when the commercials are first aired. Advertising expense, which is a component of other operating expenses, was $10,361,000, $11,204,000 and $10,463,000 for the years ended December 26, 2007, December 31, 2008 and December 31, 2009, respectively, and is net of $13,605,000, $15,169,000 and $14,136,000, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $380,000 and $96,000 at December 31, 2008 and December 30, 2009, respectively. Pursuant to the Company’s Franchise Disclosure Document, our company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants.  At December 30, 2009, the Company was obligated to spend an additional $64,000 in future periods to comply with this requirement.

Preopening Costs — Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. These amounts are included in other operating expenses on our consolidated statement of operations.

Franchise Area Development Fees — The Company receives area development fees from franchisees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open or in certain circumstances, the fees are applied to satisfy other obligations of the franchisee. Unrecognized area development fees totaled $1,355,000 and $990,000 at December 31, 2008 and December 30, 2009, respectively, and are included in other accrued expenses and current liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets.

Operating Leases — Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term, as defined in ASC 840, “Leases”, as amended. The lease term begins when the Company has the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease.  Rent expense is included in other operating expenses on our consolidated statement of operations. The difference between rent expense and rent paid is recorded as deferred rent, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets, and is amortized over the term of the lease.

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

Comprehensive Loss— For the years ended December 30, 2009, December 31, 2008 and December 26, 2007, there was no difference between the Company’s net loss and comprehensive loss.

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

Accounting for Stock Based Compensation — The Company adopted the provisions of ASC 718 “Compensation-Stock Compensation”; previously Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment on December 29, 2005, which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The Company adopted ASC 718  using a prospective application, which only applies to new awards and any awards that are modified or cancelled subsequent to the date of adoption of ASC 718.

Segment Reporting — The Company develops, franchises and operates quick-service restaurants under the name El Pollo Loco, which provide similar products to similar customers. The restaurants possess similar economic characteristics resulting in similar long-term expected financial performance characteristics. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on its methods of internal reporting and management structure, management determined that the Company operates in a single reporting segment.

Recent Accounting Changes — FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the “FASB” approved the FASB Accounting Standards Codification as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 30, 2009.

As a result of the Company’s implementation of the Codification during the year ended December 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current year financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

The following are recent accounting standards adopted or issued that could have an impact on our Company:

Consolidation of Variable Interest Entities – Amended
(Included in Accounting Standards Codification (“ASC”) 810 “Consolidation”; previously SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”) which amends the consolidation guidance that applies to variable interest entities under FIN 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. We are currently evaluating the impact, if any, the adoption of ASC 810 “Consolidation” may have on our consolidated financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, which amends the guidance in ASC 605. ASU 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, the adoption of ASU 2009-13 may have on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of ASU 2010-06 may have on our consolidated financial position or results of operations.

4. SALE AND ACQUISITIONS OF RESTAURANTS

On June 29, 2007, the Company acquired the assets of three previously franchised restaurants (“Las Vegas restaurants”). The purchase price of $8.4 million consisted of cash and was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The Company’s allocation of the purchase price to the fair value of the acquired assets is as follows: equipment, $0.1 million, favorable lease, $0.1 million, and goodwill, $8.2 million. Results of operations of the Las Vegas restaurants are included in the Company’s financial statements beginning as of the acquisition date.

In August and September of 2007, the Company sold eight restaurants to franchisees for a total of $7.5 million. These restaurants had an aggregate net book value of $1.6 million, and after a write off of goodwill of $8.8 million, which was the proportionate share of goodwill attributable to the eight restaurants, and a liability reduction of $0.1 million, the Company realized a $2.8 million loss that is included in other operating expenses in the accompanying 2007 consolidated statement of operations.

On September 24, 2009, EPL purchased four El Pollo Loco restaurants located in the Atlanta, Georgia area previously owned and operated by an EPL franchisee, Fiesta Brands, Inc., and related assets , and assumed various operating contracts, including the leases, relating to the four purchased restaurants.  EPL will continue to operate the four purchased restaurants. EPL also purchased furniture, fixtures and equipment of five other El Pollo Loco restaurants previously operated by Fiesta Brands, Inc. which have been closed. The purchase price of $1.7 million consisted of cash and was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805-10, Business Combinations. The Company’s allocation of the purchase price to the fair value of the acquired assets was as follows: equipment, $0.4 million and building and leasehold improvements, $1.3 million. Results of operations of the Atlanta restaurants are included in the Company’s financial statements beginning as of the acquisition date.  Fiesta Brands, Inc. is an affiliate of the Company’s principal stockholders and certain Company directors.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2008	December 30, 2009
Prepaid rent	$1,573	$1,641
Other	3,062	3,617
	$4,635	$5,258

6. PROPERTY

The costs and related accumulated depreciation and amortization of major classes of property as of December 31, 2008 and December 30, 2009 are as follows (in thousands):

	December 31, 2008	December 30, 2009
Property owned:
Land	$12,453	$12,453
Buildings and improvements	63,946	66,137
Other property and equipment	34,660	35,958
Construction in progress	3,415	2,230
Total	114,474	116,778
Accumulated depreciation and amortization	(30,153)	(39,434)
Property owned—net	$84,321	$77,344
Property held under capital leases	$2,015	$1,976
Accumulated amortization	(1,283)	(1,452)
Property held under capital leases—net	$732	$524

Property held under capital leases consists principally of buildings and improvements. The total depreciation and amortization expense for property for the years ended December 26, 2007, December 31, 2008 and December 30, 2009, was approximately $11,195,000, $11,949,000 and $10,883,000 respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Changes in goodwill consist of the following (in thousands):

	December 31, 2008	December 30, 2009
Beginning balance	$274,417	$274,417
Accumulated impairment losses	-	(24,493)
Goodwill impairment loss recorded during the year	(24,493)	-
Ending balance	$249,924	$249,924

Other intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2008	December 30, 2009
Franchise network—net	$6,575	$-
Favorable leasehold interest—net	2,582	1,900
O Other intangible assets—net	$9,157	$1,900
Unfavorable leasehold interest liability—net	$(4,883)	$(3,998)
Intangible assets not subject to amortization: domestic trademark	$103,000	$91,788

Due to the downturn in the economy and its effect on expected future cash flows in fiscal 2008, the Company recorded a non-cash impairment of goodwill of $24.5 million and recorded a non-cash impairment of domestic trademarks of $17.6 million in accordance with the evaluation described below.  Based on the Company’s analysis described below, in fiscal 2009, the Company recorded a non-cash full impairment of $6.1 million for our franchise network and recorded a non-cash impairment of domestic trademarks of $11.3 million.

The evaluation of the carrying amount of other intangible assets with indefinite lives is made annually coinciding with the Company's fiscal year-end by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value.

The impairment evaluation for goodwill is conducted annually coinciding with the Company’s fiscal year-end using a two-step process. In the first step, the fair value of the company-owned restaurants, treated as a single reporting unit, is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows or in consideration of recent transactions involving stock sales with independent third parties. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared with the carrying amount of the goodwill and an impairment charge is recorded for the difference.

The assumptions used in the estimate of fair value are generally consistent with the past performance of the Company’s reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

Amortization expense for the franchise network was $457,000 for each of the years ended December 26, 2007, December 31, 2008 and December 30, 2009, respectively.

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

The estimated net amortization credits for the Company’s favorable and unfavorable leasehold interests for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 30
2009	$(327)
2010	(290)
2011	(275)
2012	(213)
2013	(227)

8. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31, 2008	December 30, 2009
Deferred financing costs – net	$4,973	$10,723
Other	1,011	1,206
	$5,984	$11,929

Amortization expense for deferred financing costs was $1,317,000, $1,299,000 and $3,424,000 for the years ended December 26, 2007, December 31, 2008 and December 30, 2009, respectively.

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

Information regarding the Company’s future lease obligations at December 30, 2009 is as follows (in thousands):

	Capital Leases		Operating Leases
Year Ending December 30	Minimum Lease Payments	Minimum Sublease Rentals	Minimum Lease Payments	Minimum Sublease Rentals
2010	$627	$225	$17,952	$1,680
2011	457	115	16,624	1,462
2012	436	115	15,637	1,205
2013	417	115	13,749	786
2014	416	115	11,687	316
Subsequent years	1,198	170	83,673	550
Total	$3,551	$855	$159,322	$5,999
Less imputed interest	(1,447)
Present value of capital lease obligations	2,104
Less current maturities	(341)
Noncurrent portion	$1,763

Net rent expense for the years ended December 26, 2007, December 31, 2008 and December 30, 2009 is as follows (in thousands):

	Year Ended
	December 26, 2007	December 31, 2008	December 30, 2009
Base rent	$17,246	$18,159	$18,938
Contingent rent	630	683	473
Less sublease income	(4,316)	(4,155)	(3,779)
Net rent expense	$13,560	$14,687	$15,632

Base rent and contingent rent are included in other operating expenses, while sublease income is included in franchise revenue in the accompanying consolidated statements of operations. Sublease income includes contingent rental income of $2,060,000, $2,071,000 and $1,596,000 for the years ended December 26, 2007, December 31, 2008 and December 30, 2009, respectively.

In addition to the sublease income described above, the Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under noncancelable leases with initial terms ranging from three to nine years. The lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or gross revenues. Total rental income, included in franchise revenue in the accompanying consolidated statements of operations, for leased property was $414,000, $360,000 and $308,000 for the years ended December 26, 2007, December 31, 2008 and December 30, 2009, respectively.

Minimum future rental income for company-owned properties under noncancelable operating leases, which is recorded on a straight-line basis, in effect as of December 30, 2009 is as follows (in thousands):

Year Ending December 30
2010	$209
2011	166
2012	166
2013	166
2014	82
Thereafter	98
Total future minimum rental income	$887

10. SENIOR SECURED NOTES (2009 Notes)

In December 2003, EPL issued notes, consisting of $110.0 million of senior secured notes (the “2009 Notes”) accruing interest at 9.25% per annum due December 2009. In May of 2009, the Company repurchased, at par, the remaining outstanding $250,000 balance of these 2009 Notes.

11. SENIOR SECURED NOTES (2012 Notes)

On May 22, 2009, EPL issued $132,500,000 aggregate principal amount of 11¾% senior secured notes due December 1, 2012 (the “2012 Notes”) in a private placement.  EPL sold the 2012 Notes at an issue price equal to 98.0% of the principal amount, resulting in gross proceeds to EPL of $129,850,000 before expenses and fees.  At December 30, 2009, the Company had $130.4 million outstanding in aggregate principal amount of the 2012 Notes. The principal value of the 2012 Notes will increase (representing accretion of original issue discount) from the date of original issuance so that the accreted value of the 2012 Notes will be equal to the full principal amount of $132.5 million at maturity. Interest is payable each year in June and December beginning December 1, 2009. The 2012 Notes are guaranteed by Intermediate and are secured by a second priority lien on substantially all of the Company’s assets, which includes all of the outstanding common stock of EPL.  The 2012 Notes may be redeemed at a premium, at the discretion of EPL, after March 1, 2011, or sooner in connection with certain equity offerings. If EPL undergoes certain changes of control, each holder of the notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount.  The Indenture governing the 2012 Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to incur additional indebtedness, pay dividends or certain restricted payments, make certain investments, sell assets, create liens, merge and enter into certain transactions with its affiliates. As of December 30, 2009, EPL does not meet the fixed charge coverage ratio. Accordingly, EPL is not permitted to incur additional indebtedness. A failure to comply with the covenants affects only EPL’s ability to incur additional indebtedness and does not constitute a default under the 2012 Notes.

EPL incurred direct finance costs of approximately $9.2 million in connection with this offering and registration of these notes. These costs have been capitalized and are included in other assets in the accompanying balance sheets, and the related amortization is reflected as a component of interest expense in the accompanying consolidated statement of operations. The Company used the net proceeds from the 2012 Notes to repay the credit facility with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A. (see Note 13) and its 2009 Notes (see Note 10), and for general corporate purposes. In December 2009, we completed the exchange of these notes for registered, publicly tradable notes that have substantially identical terms of these notes.

12. SENIOR UNSECURED NOTES PAYABLE (2013 Notes)

EPL has outstanding 2013 notes, consisting of $106.3 million aggregate principal amount of 11¾% senior notes due 2013 (the "2013 Notes"). Interest is payable in May and November beginning May 15, 2006. The 2013 Notes are unsecured, are guaranteed by Intermediate, and may be redeemed, at the discretion of the issuer, after November 15, 2009. The indenture contains certain provisions which may prohibit EPL’s ability to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items.

In October 2006, EPL completed the exchange of the 2013 Notes for registered, publicly tradable notes that have substantially identical terms as the 2013 Notes. The costs incurred in connection with the offering of the 2013 Notes have been capitalized and are included in other assets in the accompanying balance sheets, and the related amortization is reflected as a component of interest expense in the accompanying consolidated financial statements. The Company used the proceeds from the 2013 Notes to purchase substantially all of the outstanding 2009 Notes (Note 10).

The Company purchased $15.9 million in principal amount of these Notes at a price of $13.6 million at various times in 2008.  The net purchase price was 86% of the principal amount of such notes and resulted in a net gain of $1.6 million which is included in other income in the consolidated statement of operations.  The gain of $1.6 million is net of the write-off of prorated deferred finance costs of $0.6 million.

The Company purchased $2.0 million in principal amount of the 2013 Notes at a price of $1.5 million in March 2009. The net purchase price was 74% of the principal amount of such notes and resulted in a net gain of $0.5 million which is included in other income in the consolidated statement of operations. The gain of $0.5 million is net of the write-off of prorated deferred finance costs of $0.1 million.

As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. Intermediate has no material assets or operations; the Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the 2012 Notes (see Note 11) have restrictions that limit distributions or dividends that may be paid by EPL to Intermediate. Conditions that would allow for distributions or dividends to be made include compliance with a fixed charge coverage ratio test (as defined in the applicable indentures) and cash received from the proceeds of new equity contributions. As of December 30, 2009, EPL is restricted from incurring additional indebtedness, as it does not currently meet the 2.0 to 1 fixed charge coverage ratio required under its 2012 and 2013 Notes. This restriction does not apply to the existing loan availability of $6.2 million under the revolving line of credit. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances.

13. NOTES PAYABLE TO MERRILL LYNCH, BANK OF AMERICA, ET AL AND REVOLVING CREDIT FACILITY

On November 18, 2005, EPL entered into a senior secured credit facility with Intermediate, as parent guarantor, Merrill Lynch Capital Corporation, as administrative agent, the other agents identified therein, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as lead arrangers and book managers, and a syndicate of financial institutions and institutional lenders. The credit facility provided for a $104.5 million term loan and $25.0 million in revolving availability. The Company repaid the credit facility in full in May 2009 with the proceeds of the 2012 Notes and replaced the revolving loan with the new credit facility described in Note 14.

The credit facility bore interest, payable quarterly, at a Base Rate as defined in the credit facility or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin was based on EPL’s financial performance, as defined in the credit facility. The applicable margin rate for the term loan remained constant at 2.50% with respect to LIBOR and at 1.50% with respect to Base Rate. See below for the interest rates on the portion of the term loan represented by an interest rate swap. The credit facility was secured by a first-priority pledge by Holdings of all of the outstanding stock of Intermediate, a first priority pledge by Intermediate of all of EPL’s outstanding stock and a first priority security interest in substantially all of EPL’s tangible and intangible assets. In addition, the credit facility was guaranteed by Intermediate and Holdings.

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

In the past, to help mitigate risk, we entered into an interest rate swap agreement. The agreement was terminated in the second quarter of 2009. The interest rate swap agreement was intended to reduce interest rate risk associated with variable interest rate debt. The Company had $0.2 million in expense for the year ended December 30, 2009, related to the change in the fair value of the interest rate swap agreement.

14. REVOLVING CREDIT FACILITY

On May 22, 2009, EPL entered into a credit agreement (the "Credit Facility") with Intermediate as guarantor, Jefferies Finance LLC, as administrative and syndication agent and the various lenders. The Credit Facility provides for a $12.5 million revolving line of credit with borrowings limited at any time to the lesser of (i) $12.5 million and (ii) the Company’s consolidated cash flow for the most recently completed trailing twelve consecutive months. Utilizing the Credit Facility, $6.3 million of letters of credit were issued and outstanding as of December 30, 2009.

The Credit Facility bears interest, payable quarterly, at an Alternate Base Rate (as defined in the Credit Facility) or LIBOR, at EPL's option, plus an applicable margin. The applicable margin rate is 5.50% with respect to LIBOR and 4.50% with respect to Alternate Base Rate advances. The Credit Facility is secured by a first priority lien on substantially all of the Company’s assets and is guaranteed by Intermediate. The Credit Facility matures on July 22, 2012.

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) incur additional indebtedness or issue preferred stock; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) make certain restricted payments; (vi) make investments, loans or advances; (vii) make certain acquisitions; (viii) engage in certain transactions with affiliates; (ix) change the Company’s lines of business or fiscal year; and (x) engage in speculative hedging transactions. In addition, the Credit Facility requires the Company to maintain, on a consolidated basis, a minimum level of consolidated cash flow at all times. As of December 30, 2009, the Company was in compliance with all of the financial covenants contained in the Credit Facility and had $6.2 million available for borrowings under the revolving line of credit.

15. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31, 2008	December 30, 2009
Accrued sales and property taxes	$3,435	$2,852
Other	5,915	5,435
	$9,350	$8,287

16. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 31, 2008	December 30, 2009
Fair value of interest rate swap	$2,048	$-
Deferred rent	6,314	7,311
Workers’ compensation reserve	2,674	1,816
Other	1,796	1,546
	$12,832	$10,673

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

17. INCOME TAXES

The provision (benefit) for income taxes is based on the following components (in thousands):

		Year Ended

	December 26,	December 31,	December 30,
	2007	2008	2009
Current income taxes:

Federal	$2,562	$22	$-
State	23	47	78
	2,585	69	78
Deferred income taxes:
Federal	1,031	(7,897)	6,707
State	1,576	(2,756)	965
	2,607	(10,653)	7,672
	$5,192	$(10,584)	$7,750

A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to income before provision (benefit) for income taxes is as follows (in thousands):

		Year Ended

	December 26,	December 31,	December 30,
	2007	2008	2009

Provision (benefit) for income taxes at statutory rate	$1,123	$(16,691)	$(11,424)
State income taxes-net of federal income tax benefit	1,039	(1,739)	(1,811)
Non-deductible goodwill	2,785	7,738	-
Valuation allowance	-	-	21,035
Other	245	108	(50)
	$5,192	$(10,584)	$7,750

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company’s deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,	December 30,
	2008	2009

Capital leases	$845	$671
Accrued vacation	727	646
Accrued legal	-	4,628
Deferred rent	5,687	4,033
Accrued workers' compensation	1,516	973
Enterprise zone and other credits	505	605
State taxes	17	9
Net operating losses	5,601	7,893
Interest expense	880	-
Other	5,757	6,990
Deferred income tax assets	21,535	26,448
Less: valuation allowance	-	(21,035)
Net deferred tax assets	21,535	5,413
Goodwill	(1,610)	(2,607)
Trademark	(40,471)	(36,046)
Prepaid expense	(1,353)	(1,422)
Basis difference in fixed assets	(5,302)	(2,189)
Other	(2,576)	(598)
Deferred income tax liabilities	(51,312)	(42,862)
Net deferred income tax liability	(29,777)	(37,449)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized.  Due to uncertainties surrounding the realizability of the deferred tax assets, the Company recorded a full valuation allowance against its definite lived net deferred tax assets during the year ended December 30, 2009.  The tax effect of recording a valuation allowance resulted in tax expense for the year ended December 30, 2009 of $21.0 million recognized in the statements of operations.

As of December 30, 2009, the Company has federal and state net operating loss carryforwards of approximately $16.9 million and $25.1 million, respectively, which expire beginning in 2025 and 2014, respectively. The Company also has enterprise zone credits and alternative minimum tax credits of approximately $351,000 and $225,000, respectively, which carryforward indefinitely.

The utilization of net operating loss carryforwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

On December 28, 2006, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, now ASC 740 “Income Taxes” which clarifies the accounting for uncertain tax positions. ASC 740 requires that the Company recognize the impact of a tax position in the financial statements if the position is more likely than not of being sustained upon examination and on the technical merits of the position. The impact of the adoption of ASC 740 was immaterial to the Company’s consolidated financial statements.  As of December 30, 2009, the Company has no material unrecognized tax benefits.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at December 27, 2006	$-
Additions based on tax positions related to the current year	2,098,000
Balance at December 26, 2007	$2,098,000
Gross decreases – tax positions in prior period	(1,356,000)
Balance at December 31, 2008	$742,000
Gross decreases - tax positions in prior period	(742,000)
Balance at December 30, 2009	$-

The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

ASC 740 requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company’s best estimate of the amount ultimately to be paid. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company has no uncertain tax positions as of December 30, 2009, consequently no interest or penalties have been accrued by the Company.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is no longer subject to U.S. examination for years before 2005, and years before 2004 by state taxing authorities.

18. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution immediately vests 100%. The Company’s contributions to the plan for the years ended December 26, 2007, December 31, 2008 and December 30, 2009, were approximately $416,000, $551,000 and $467,000, respectively.

19. STOCK-BASED COMPENSATION

As of December 26, 2007, December 31, 2008 and December 30, 2009, options to purchase 304,287, 307,556 and 289,217 shares, respectively, of common stock of CAC were outstanding. Included in that amount are 65,740 options that are fully vested; the remaining options partially vest upon the Company’s attaining annual financial goals, with the remaining unvested portion vesting on the sixth or seventh anniversary of the grant date, and vest 100% upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC. All options were granted at fair value on the date of grant.

Changes in stock options for the years ended December 26, 2007, December 31, 2008 and December 30, 2009 are as follows:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding—December 27, 2006	302,772		$66.58
Grants (weighted-average fair value of $49.95 per share)	22,246		$113.29
Exercised	(709)		$10.39		$ 66,426
Canceled	(20,022)		$88.93
Outstanding—December 26, 2007	304,287		$68.65
Grants (weighted-average fair value of $42.14 per share)	4,449		$109.07
Exercised	(1,180)		$20.60		$107,286
Canceled	-	$
Outstanding—December 31, 2008	307,556		$69.42
Grants (weighted-average fair value of $28.29 per share)	15,573		$68.00
Exercised	(13,911)		$5.97		$881,370
Canceled	(20,001)		$86.43
Outstanding—December 30, 2009	289,217		$71.22	5.5	$2,425,806
Vested and expected to vest in the future - December 30, 2009	285,688		$71.22	5.5	$2,425,806
Exercisable - December 30, 2009	65,740		$9.10	2.0	$2,425,806

Outstanding stock options at December 30, 2009 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.98	6,307	0.3	$2.98	6,307	$2.98
$7.56	24,026	1.3	$7.56	24,026	$7.56
$9.68-$11.77	32,365	2.7	$10.68	32,365	$10.68
$15.48-$20.60	3,042	5.0	$17.11	3,042	$17.11
$68.00	15,573	9.7	$68.00	—	$—
$86.43	169,057	6.0	$86.43	—	$—
$108.84-$117.75	38,847	7.3	$111.44	—	$—
	289,217	5.5	$71.22	65,740	$9.10

The intrinsic value is calculated as the difference between the market value as of December 30, 2009 and the exercise price of the options outstanding and options exercisable.

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

For options granted on December 15, 2005 that would have been cancelled and replaced with restricted stock upon completion of an initial public offering before November 18, 2007, the Company used variable accounting to recognize expense based on the change in incremental value of the award at each reporting period until November 18, 2007. As the Company did not undertake an initial public offering prior to November 18, 2007, the future compensation expense is calculated based on the intrinsic value of the award as of that date. Compensation expense of $381,000, $307,000 and $162,000  was recognized for the years ended December 26, 2007, December 31, 2008 and December 30, 2009, respectively, related to such options. As of December 30, 2009, the total unamortized compensation expense related to these options was approximately $0.8 million, which will be amortized over the remaining vesting period of approximately 3.0 years, or earlier in the event of an initial public offering of our common stock or a change in control.

ASC 718 “Compensation-Stock Compensation”; previously FASB Statement No. 123(R): ASC 718 requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted the provisions of ASC 718 on December 29, 2005 using a prospective application. Under the prospective application, ASC 718 applies to new awards and any awards that are modified or cancelled subsequent to the date of adoption of ASC 718. Prior periods are not revised for comparative purposes. Because the Company used the minimum value method for its pro forma disclosures under ASC 718, options granted prior to December 29, 2005 will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after December 29, 2005.

In order to meet the fair value measurement objective, the Company utilizes the Black-Scholes option-pricing model to value compensation expense for share-based awards granted beginning in 2006 and developed estimates of various inputs including forfeiture rate, expected term life, expected volatility, and risk-free interest rate. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term of options granted is derived from the simplified method per ASC 718-10-30. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the Company’s employee stock options. Expected volatility is based on the comparative industry entity data. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero for option valuation.

The weighted-average estimated fair value of employee stock options granted during the year ended December 30, 2009 was $28.29 per share using the Black-Scholes model with the following weighted-average assumptions used to value the option grants: Expected volatility of 31%; Expected term life - 7.0 years; Forfeiture rate - 1.22%; Risk-free interest rates - 3.0%; and Expected dividends - 0%.

The weighted-average estimated fair value of employee stock options granted during the year ended December 31, 2008 was $42.14 per share using the Black-Scholes model with the following weighted-average assumptions used to value the option grants: Expected volatility of 31%; Expected term life - 7.0 years; Forfeiture rate - 1.22%; Risk-free interest rates -3.0%; and Expected dividends - 0%.

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

During the years ended December 26, 2007, December 31, 2008 and December 30, 2009, the Company recognized share-based compensation expense before tax of $373,000, $404,000 and $406,000, respectively, related to stock option grants after December 28, 2005. These expenses were included in other operating expenses consistent with the salary expense for the related optionees.

Upon consummation of an initial public offering of at least $50 million or a change in control of CAC, the Company would incur compensation expense related to the immediate vesting of the unvested portion of certain options. The expense will be determined by calculating the unrecognized compensation cost as of the date of the completion of the offering or the change in control.

As of December 30, 2009, there was total unrecognized compensation expense of $2.8 million related to unvested stock options which the Company expects to recognize over a weighted average period of 3.5 years.

In October 2008, the Board of Directors of CAC adopted a Restricted Stock Plan pursuant to which up to an aggregate of 5,000 shares of CAC common stock may be awarded to independent directors as compensation for their services.  No restricted stock awards were granted in 2008.  For fiscal 2009, there was not a material restricted stock expense.

20. COMMITMENTS AND CONTINGENCIES

Legal Matters

On or about April 16, 2004, former managers Haroldo Elias, Marco Ramirez and Javier Rivera filed a purported class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The parties reached an agreement to settle this matter for $8 million which was accrued for in the fourth quarter of 2009 and is included in accounts payable within the accompanying balance sheet and included in other operating expenses within the statement of operations.  The Court has granted preliminary approval of the classwide settlement and set a hearing for final approval on April 1, 2010.  We funded the settlement on January 14, 2010.

On or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against EPL in the Superior Court of the State of California, County of Los Angeles. Carlos Olvera replaced Mr. Amezcua as the named class representative on August 16, 2006. This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, failure to provide meal periods, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs.  This lawsuit was deemed related to and was included as part of the Elias settlement discussed above.

 On June 22, 2006, the Company filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company (Arch), seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, the Company in the EPL-Mexico v. EPL-USA trademark litigation settled in June 2008. The parties agreed to settle this matter for a payment by Arch to the Company of $4.5 million which was  recorded as a receivable as of December 30, 2009 and is included in accounts receivable within the accompanying balance sheet and included in other operating expenses within the statement of operations.  The basic terms of the agreement were confirmed in late December 2009 and the settlement payment was received by us on February 2, 2010.

In April 2007, Dora Santana filed a purported class action in state court in Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. The parties have agreed to settle this matter for approximately $0.9 million and have executed a Memorandum of Understanding. This amount was accrued for as of December 30, 2009 and is included in accounts payable on our balance sheet and included in other operating expenses within the statement of operations.  The Court granted preliminary approval of the settlement on February 25, 2010, and the parties currently await a formal court order setting the class notification deadlines as well as the hearing for final court approval.

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The parties have agreed to settle this matter for approximately $1.5 million and have executed a Settlement Agreement. This amount was accrued for as of December 30, 2009 and is included in accounts payable on the Company's balance sheet and included in other operating expenses within the statement of operations.   The Court granted preliminary approval of the settlement on February 25, 2010, and the parties currently await a formal court order setting the class notification deadlines as well as the hearing for final court approval.

On or about February 2, 2009, Sunset & Westridge, LLC, landlord of a restaurant site in St. George, Utah, filed suit against EPL in Superior Court for the County of Orange seeking declaratory relief for alleged breach of a commercial lease.  Plaintiff alleged that the Company wrongfully terminated the lease in question, citing force majeure delays as justification for missing the delivery date on the property.  The parties agreed to settle this matter in November 2009 for an immaterial amount which was paid in 2009 and the matter was dismissed on January 15, 2010.

Martin Penaloza, a former Assistant Manager, filed a purported class action on May 26, 2009 in Superior Court in Orange County, California.  The claims, requested remedies, and potential class in this case overlap those in the Delgado lawsuit and will be included in that settlement.

In September 2008, the excess insurance carrier in the settled Mexico trademark litigation, American International Specialty Lines Insurance Company, filed an action for declaratory judgment seeking to have the Court determine that it is not required to indemnify EPL for any amounts awarded against it (or paid in settlement) in the underlying Mexico trademark litigation.  This lawsuit was stayed pending the outcome of the Arch litigation described above, and is set for trial starting April 12, 2010.

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

Purchasing Commitments

The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants, respectively, which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 and 2012 with an estimated Company obligation totaling $5.8 million.

In March 2010, EPL executed a chicken supply contract with a vendor.  The agreement provides for prices and minimum quantities of chicken totaling $20.3 million that EPL must purchase from such vendor for a period of two years.  Additionally, EPL has a balance of one year remaining on contracts with certain other vendors for chicken. The estimated obligations on those contracts are $23.6 million.

21. RELATED PARTY TRANSACTIONS

On November 18, 2005, CAC entered into a Monitoring and Management Services Agreement with Trimaran Fund Management, L.L.C. (“Trimaran”), an affiliate of the majority owner of CAC and of certain directors, which provides for annual fees of $500,000 plus reasonable expenses. This Agreement was amended on December 26, 2007 to add an affiliate of the FS Parties (see Note 2) as a party to the Agreement. Such party shares in the fees payable under the Agreement. During the years ended December 26, 2007, December 31, 2008 and December 30, 2009, $624,000, $525,000 and $588,000, respectively, was expensed pursuant to this Agreement. These amounts are included in other operating expenses in the accompanying consolidated statements of operations.

In connection with our appeal of certain trademark litigation, EPL posted an appeal bond in the amount of $24,301,450. A portion of the appeal bond was collateralized by a $17,900,000 letter of credit arranged by Trimaran Fund II, LLC (“Trimaran Fund”). Trimaran Fund is a 20.6% member of the LLC and an affiliate of certain directors.  To compensate Trimaran Fund for this accommodation, on December 19, 2007, EPL and CAC entered into two agreements pursuant to which, among other things, EPL paid Trimaran Fund an up-front fee of $536,000, representing 3% of the amount of the letter of credit, and EPL agreed to reimburse Trimaran Fund for any amounts it paid in connection with the letter of credit.   These agreements were terminated following the settlement of this litigation and Trimaran Fund reimbursed EPL $277,000 of the $536,000 up front fee.

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

The Company had receivables from affiliated entities of $221,000 and $308,000 as of December 31, 2008 and December 30, 2009, respectively.

EXHIBIT INDEX

Exhibit No.	Footnote	Description

2.1	(18)	Purchase Agreement, dated May 14, 2009, by and among El Pollo Loco, Inc., EPL Intermediate, Inc., as guarantor, and Jefferies & Company, Inc., as initial purchaser.

3.1	(2)	Certificate of Incorporation of EPL Intermediate, Inc.

3.2	(13)	Amended and Restated Bylaws of EPL Intermediate, Inc. as of October 7, 2008

4.1	(5)	Indenture relating to the 2014 Notes, dated November 18, 2005, between EPL Intermediate, Inc. (as successor by merger to EPL Intermediate Finance Corp.) and The Bank of New York Trust Company, N.A.

4.2	(5)	Form of 2014 Note (included as Exhibit A to Exhibit 4.1)

4.3	(5)
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

4.7	(6)	Supplemental Indenture, dated November 2, 2005, between El Pollo Loco, Inc. and The Bank of New York as Trustee

4.8	(18)	Indenture relating to the 2012 Notes, dated as of May 22, 2009, among El Pollo Loco, Inc., EPL Intermediate, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee

4.9	(18)
Registration Rights Agreement relating to the 2012 Notes , dated as of May 22, 2009, among El Pollo Loco, Inc., EPL Intermediate, Inc., as guarantor, and Jefferies & Company, Inc., as initial purchaser.

10.1	(5)+	Employment Agreement, dated September 27, 2005, between El Pollo Loco, Inc. and Stephen E. Carley

10.2	(5)+	Employment Agreement, dated September 27, 2005, between El Pollo Loco, Inc. and Joseph Stein

10.3	(5) +	Amendment No. 1 to Stein Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Joseph Stein

10.4	(5) +	Employment Agreement, dated November 1, 2005, between El Pollo Loco, Inc. and Brian Berkhausen

10.5	(5) +	Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Karen Eadon

10.6	(14)+	Employment Agreement, dated June 28, 2007, between El Pollo Loco, Inc. and Jerry Lovejoy.

10.7	(14)+	Personal Travel Stipend for Stephen Carley.

10.8	(5) +	Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Jeanne Scott

10.9	(5) +	Employment Agreement, dated January 9, 2006, between El Pollo Loco, Inc. and Stephen Sather

10.10	(19)+	Employment Agreement dated June 24, 2009 between El Pollo Loco, Inc. and Gary Campanaro

10.11	(13)+	Chicken Acquisition Corp. 2008 Restricted Stock Plan for Directors and related Restricted Stock Award Agreement

10.12	(5) +	Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

10.13	(5) +	Amendment No. 1 to Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

10.14	(5) +	Amendment No. 2 to Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers

10.15	(5) +	Stockholders Agreement, dated November 18, 2005, among Chicken Acquisition Corp., Trimaran Pollo Partners, LLC and other shareholders

10.16	(14)+	Amendment No. 1 to Stockholders Agreement, dated on or about April 20, 2006, between Chicken Acquisition Corp. and Trimaran Pollo Partners, LLC.

10.17	(7)
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

10.20	(5)	Security Agreement, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

10.21	(5)	Securities Pledge Agreement, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

10.22	(5)	Guaranty, dated as of November 18, 2005, with Merrill Lynch Capital Corporation

10.23	(9) +	Form of Non-Qualified Stock Option Agreement for directors with Chicken Acquisition Corp.

10.24	(5) +	Form of Non-Qualified Stock Option Agreement for officers with Chicken Acquisition Corp.

10.25	(5) +	Chicken Acquisition Corp. 2005 Stock Option Plan

10.26	(16)	Confidential Settlement and Release Agreement dated June 18, 2008, between El Pollo Loco, Inc. and El Pollo Loco, S.A. de C.V.

10.27	(16)	Termination Agreement dated June 23, 2008, among El Pollo Loco, Inc., Chicken Acquisition Corp. and Trimaran Fund II, LLC

10.28		Form of Franchise Development Agreement

10.29		Form of Franchise Agreement

10.30	(1)+	Compensation of Independent Directors

10.31	(9)	Fiesta Brands Development Agreement dated August 10, 2006.

10.32	(8)	Amendment No. 1 to the Monitoring and Management Services Agreement, dated December 26, 2007, among Chicken Acquisition Corp., Trimaran Fund Management, LLC, and Freeman Spogli & Co. V, L.P.

10.33	(8)
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

10.35	*	Distribution Agreement dated August 15, 2005 between El Pollo Loco, Inc. and Meadowbrook Meat Company, Inc., and First Amendment thereto dated August 3, 2006*

10.36	(17)	Asset Purchase Agreement and Termination of Franchise Rights dated September 24, 2009, between EPL and Fiesta Brands, Inc.

10.37	(18)
Credit Agreement, dated as of May 22, 2009, among El Pollo Loco, Inc., EPL Intermediate, Inc., the Subsidiary Guarantors (as defined therein), the Lenders (as defined therein), Jefferies Finance LLC, as lead arranger, book manager, documentation agent for the Lenders, administrative agent for the Lenders and collateral agent for the Secured Parties (as defined therein), Jefferies Finance LLC, as syndication agent and Jefferies Finance LLC, as issuing bank for the Lenders

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

10.42	(14)+	Form of Amendment dated March 19, 2008, to the Officer Employment Agreements filed as exhibits 10.1, 10.2, 10.4, 10.5, 10.6, 10.8 and 10.9 hereto.

10.43	(14)+	Adjustment to Calculation of EBITDA Applicable to Executive Bonus Awards effective February 6, 2008.

10.44	(14)+	Definition of EBITDA applicable to Executive Bonus Awards pursuant to Amendment to Employment Agreements (Exhibit 10.42 hereto).

10.45	(15)*	Letter Agreement dated February 28, 2009, between El Pollo Loco, Inc. and Simmons Prepared Foods, Inc.*

Letter Agreement dated February 28, 2009, between El Pollo Loco, Inc. and Tyson Foods
10.46	(15)*
Letter Agreement dated February 28, 2009 between El Pollo Loco, Inc. and Koch Foods, Inc. *
10.47	(15)*
Letter Agreement dated February 28, 2009 between El Pollo Loco, Inc. and Pilgrim’s Pride
10.48	(15)*	Corporation *

12.1		Computation of Ratio of Earnings to Fixed Charges

14.1	(4)	El Pollo Loco, Inc. Code of Business Ethics & Conduct

21.1	(2)	Subsidiaries of EPL Intermediate, Inc.

31.1		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1		Press Release dated March 30, 2010.

Footnotes:
(1)	Incorporated by reference to EPL Intermediate, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 333-115644) filed on March 30, 2009.

(2)	Incorporated by reference to EPL Intermediate, Inc.’s Registration Statement on Form S-4 (File No. 333-115644) filed on May 19, 2004.

(3)	Incorporated by reference to El Pollo Loco, Inc.’s Registration Statement on Form S-4 (File No. 333-115486) filed on May 14, 2004.

(4)	Incorporated by reference to El Pollo Loco, Inc.’s Annual Report on Form 10-K for the year ended December 29, 2004 (File No. 333-115486) filed on March 28, 2005.

(5)	Incorporated by reference to EPL Intermediate, Inc.’s Form 10-K for the year ended December 27, 2005 (File No. 333-115644) filed on April 10, 2006.

(6)	Incorporated by reference to El Pollo Loco, Inc.’s Form 8-K filed on November 4, 2005.

(7)	Incorporated by reference to EPL Intermediate Inc.’s Registration Statement on Form S-4 (File No. 333-133318) filed on April 14, 2006.

(8)	Incorporated by reference to EPL Intermediate Inc.’s Form 8-K (File No. 333-115644) filed on January 2, 2008.

(9)	Incorporated by reference to EPL Intermediate Inc.’s Form 10-K (File No. 333-115644) filed March 23, 2007.

(10)	Incorporated by reference to EPL Intermediate Inc.’s Form 10-Q (File No. 333-115644) filed August 10, 2007.

(11)	Incorporated by reference to EPL Intermediate Inc.’s Form 10-Q (File No. 333-115644) filed May 14, 2007.

(12)	Incorporated by reference to EPL Intermediate, Inc.’s Form 8-K (File No. 333-115644) filed February 5, 2008.

(13)	Incorporated by reference to EPL Intermediate, Inc.’s Form 10-Q (File No. 333-115644) filed November 7, 2008.

(14)	Incorporated by reference to EPL Intermediate, Inc.’s Form 10-K (File No. 333-115644) filed March 24, 2008.

(15)	Incorporated by reference to EPL Intermediate, Inc.’s Form 10-Q (File No. 333-115644) filed May 12, 2009.

(16)	Incorporated by reference to EPL Intermediate, Inc.’s Form 10-Q (File No. 333-115644) filed August 11, 2008.

(17)	Incorporated by reference to EPL Intermediate, Inc.’s Form 10-Q (File No. 333-115644) filed November 16, 2009.

(18)	Incorporated by reference to EPL Intermediate, Inc.’s Form 8-K (File No. 333-115644) filed May 26, 2009.

(19)	Incorporated by reference to EPL Intermediate, Inc.’s Form 10-Q (File No. 333-115644) filed August 14, 2009.

+	Management contracts and compensatory plans and arrangements.

*	Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request.