Form 10-Q
period 2010-03-31
EPL Intermediate, Inc.
filed 2010-05-17
CIK 1289728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 17, 2010, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

Item 1.  Financial Statements

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands)

	DECEMBER 30,	MARCH 31,
	2009	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,277	$10,875
Restricted cash	131	131
Accounts and other receivables-net	9,607	6,148
Inventories	1,606	1,600
Prepaid expenses and other current assets	5,262	5,618
Deferred income taxes	327	327

Total current assets	28,210	24,699

PROPERTY OWNED—Net	77,344	77,034

PROPERTY HELD UNDER CAPITAL LEASES—Net	524	485

GOODWILL	249,924	249,924

DOMESTIC TRADEMARKS	91,788	91,788

OTHER INTANGIBLE ASSETS—Net	1,900	1,774

OTHER ASSETS	12,200	11,487

TOTAL ASSETS	$461,890	$457,191

See notes to condensed consolidated financial statements (unaudited).	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	DECEMBER 30,	MARCH 31,
	2009	2010
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Current portion of obligations under capital leases	$341	$276
Accounts payable	20,607	13,459
Accrued salaries	4,289	2,657
Accrued vacation	2,010	2,109
Accrued insurance	1,545	1,926
Accrued income taxes payable	15	61
Accrued interest	3,432	11,644
Accrued advertising	96	106
Other accrued expenses and current liabilities	5,239	5,101

Total current liabilities	37,574	37,339

NONCURRENT LIABILITIES:
Senior secured notes (2012 Notes)	130,407	130,561
Senior unsecured notes payable (2013 Notes)	106,347	106,389
PIK Notes (2014 Notes)	29,342	29,342
Obligations under capital leases—less current portion	1,763	1,708
Deferred income taxes	37,776	38,495
Other intangible liabilities—net	3,998	3,793
Other noncurrent liabilities	10,673	10,985

Total noncurrent liabilities	320,306	321,273

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding	-	-
Additional paid-in-capital	199,733	199,926
Accumulated Deficit	(95,723)	(101,347)

Total stockholder's equity	104,010	98,579

TOTAL	$461,890	$457,191

See notes to condensed consolidated financial statements (unaudited).	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended April 1,	13 Weeks Ended March 31,

	2009	2010

OPERATING REVENUE:
Restaurant revenue	$65,925	$63,418
Franchise revenue	4,708	4,574

Total operating revenue	70,633	67,992

OPERATING EXPENSES:
Product cost	20,961	19,778
Payroll and benefits	17,688	17,529
Depreciation and amortization	2,830	2,581
Other operating expenses	25,109	23,751

Total operating expenses	66,588	63,639

OPERATING INCOME	4,045	4,353

INTEREST EXPENSE—Net	6,044	9,232

CHANGE IN FAIR VALUE OF INTEREST RATE SWAP	(203)	-

OTHER INCOME	(452)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,344)	(4,879)

(BENEFIT) PROVISION FOR INCOME TAXES	(67)	745

NET LOSS	$(1,277)	$(5,624)

See notes to condensed consolidated financial statements (unaudited).

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended

	April 1,	March 31,
	2009	2010
CASH FLOWS - OPERATING ACTIVITIES:
Net loss	$(1,277)	$(5,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,830	2,581
Stock-based compensation expense	172	193
Interest accretion	961	196
Loss on disposal of assets	-	84
Gain on repurchase of bonds	(452)	-
Asset impairment	1,996	16
Closed store reserve	-	910
Amortization of deferred financing costs	327	692
Amortization of favorable / unfavorable leases	(47)	(79)
Deferred income taxes	(111)	718
Change in fair value of interest rate swap	(203)	-
Changes in operating assets and liabilities:
Accounts and other receivables-net	(23)	3,459
Inventories	142	6
Prepaid expenses and other current assets	(438)	(356)
Income taxes receivable / payable	43	46
Other assets	6	19
Accounts payable	(339)	(7,800)
Accrued salaries and vacation	(792)	(1,533)
Accrued insurance	(224)	381
Other accrued expenses and current and noncurrent liabilities	2,903	7,488

Net cash provided by operating activities	5,474	1,397

CASH FLOW -INVESTING ACTIVITIES
Purchase of property	(2,884)	(1,679)

CASH FLOWS - FINANCING ACTIVITIES
Payment of obligations under capital leases	(162)	(120)
Payments on debt	(255)	-
Repurchase of notes	(1,470)	-
Deferred financing costs	(117)	-

Net cash used in financing activities	(2,004)	(120)

See notes to condensed consolidated financial statements (unaudited).	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended
	April 1,	March 31,
	2009	2010
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$586	$(402)

CASH AND CASH EQUIVALENTS—
Beginning of period	1,076	11,277

CASH AND CASH EQUIVALENTS—
End of period	$1,662	$10,875

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest (net of amounts capitalized)	$1,574	$124

Income taxes, net	$-	$(20)

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$411	$681

See notes to the condensed consolidated financial statements (unaudited).	(concluded)

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2009 (File No. 333-115644) as filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2010.

The Company uses a 52-53 week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2009, which ended December 30, 2009, was a 52-week fiscal year. Fiscal year 2010, which will end December 29, 2010, is a 52-week year.

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

2. Cash

Restricted cash

As of March 31, 2010 and December 30, 2009, the Company had recorded $0.1 million as restricted cash on the accompanying condensed consolidated balance sheet.  This amount serves as collateral to Bank of America for the Company’s remaining Bank of America company credit cards as of  March 31, 2010 as the Company transferred its banking relationship to another commercial bank.

Concentration of credit risk

The Company maintains all of its cash at one commercial bank.  Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits.  Our balances in excess of the FDIC limits are uninsured.

3. Other Intangible Assets and Liabilities

Other intangible assets and liabilities consist of the following (in thousands):

	December 30, 2009			March 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Favorable leasehold interest	$5,862	$(3,962)	$1,900	$5,862	$(4,088)	$1,774
Unfavorable leasehold interest liability	$(9,156)	$5,158	$(3,998)	$(9,156)	$5,363	$(3,793)

Favorable leasehold interest represents the asset in excess of the approximate fair market value of the leases. The amount is being amortized over the approximate average life of the leases and is shown as other intangible assets-net on the accompanying condensed consolidated balance sheets.

Unfavorable leasehold interest liability represents the liability in excess of the approximate fair market value of the leases. The amount is being amortized over the approximate average life of the leases.  This amount is shown as other intangible liabilities-net on the accompanying condensed consolidated balance sheets. Amortization for other intangible assets and liabilities was $67,000 for the 13-week period ended April 1, 2009 and $79,000 for the 13-week period ended March 31, 2010.

The estimated net amortization credits for the Company’s favorable and unfavorable leasehold interests for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December
2010 (April 1st – December 29th)	$(248)
2011	(290)
2012	(275)
2013	(213)
2014	(227)
2015	(156)

4. Asset Impairment

The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. As a result of this review, the Company recorded an impairment charge of approximately $2.0 million in March 2009 for two under-performing company-operated stores that will continue to be operated. This impairment charge is included in other operating expenses in the accompanying condensed consolidated statements of operations.  No material impairment charges were recorded in the 13 weeks ended March 31, 2010.

5. Fair Value Measurement

The Company’s financial assets and liabilities, which include financial instruments as defined by ASC 820 include cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, long-term debt and derivatives. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses approximate fair value due to their short term maturities. Long term debt is considered by the Company to be representative of current market rates. Accordingly, the Company estimates that the recorded amounts approximate fair market value. The fair value of the Company’s derivative is determined based on observable inputs that are corroborated by market data.

The following table summarizes the valuation of the Company’s financial instrument by the fair value hierarchy as of April 1, 2009.
(dollars in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities at fair value:
Derivative financial instrument—2009	$—	$1,846	$—	$1,846

6. Stock-Based Compensation

As of March 31, 2010, options to purchase 286,992 shares of common stock of CAC were outstanding, including 65,740 options that are fully vested. The remaining options partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the sixth or seventh anniversary of the grant date or vesting 100% upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC. All options were granted with an exercise price equal to the fair value of the common stock on the date of grant.

Changes in stock options for the thirteen weeks ended March 31, 2010 are as follows:

				Weighted-
				Average
				Remaining
		Weighted- Average		Contractual Life	Aggregate Intrinsic
	Shares	Exercise Price		(in Years)	Value
Outstanding—December 30, 2009	289,217		$71.22
Grants (weighted-average fair value of $20.21 per share)	2,225		$46.00
Exercised	-	$
Canceled	4,450	$
Outstanding—March 31, 2010	286,992		$70.79	5.2	$2,425,806
Vested and expected to vest – March 31, 2010	283,491		$70.79	5.2	$2,425,806
Exercisable – March 31, 2010	65,740		$9.10	1.8	$2,425,806

The intrinsic value is calculated as the difference between the estimated market value as of March 31, 2010 and the exercise price of options that are outstanding and exercisable.

As of March 31, 2010, there was total unrecognized compensation expense of $2.8 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 3.25 years or earlier in the event of an initial public offering of our common stock or change in control.

In accordance with the Restricted Stock Plan adopted in 2008, the Company granted 404 shares in 2009 of which 50% vested in January 2010 and granted 598 shares in the first quarter of 2010, none of which have vested.  The restricted stock expense recorded in the thirteen weeks ended March 31, 2010 related to these vested shares was immaterial.

7. Commitments and Contingencies

Legal Matters

On or about April 16, 2004, former managers Haroldo Elias, Marco Ramirez and Javier Rivera filed a purported class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The parties reached an agreement to settle this matter for $8 million which was accrued for in the fourth quarter of 2009. The Company funded the settlement on January 14, 2010.  The Court granted final approval of the classwide settlement and entered Final Judgment at a hearing on April 20, 2010.

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

On June 22, 2006, the Company filed a complaint for declaratory relief, breach of written contract and bad faith against Arch Specialty Insurance Company (Arch), seeking damages and equitable relief for Arch’s refusal to carry out the obligations of its insurance contract to defend and indemnify, among other things, the Company in the EPL-Mexico v. EPL-USA trademark litigation settled in June 2008. The parties agreed to settle this matter for a payment by Arch to the Company of $4.5 million which was recorded as a receivable as of December 30, 2009. The basic terms of the agreement were confirmed in late December 2009 and the settlement payment was received by the Company on February 2, 2010.  The appeal was dismissed on February 23, 2010.

In April 2007, Dora Santana filed a purported class action in state court in Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. The parties have agreed to settle this matter for approximately $0.9 million and have executed a Settlement Agreement. This amount was accrued for as of December 30, 2009. The Court granted preliminary approval of the settlement on February 25, 2010. A hearing for final court approval is scheduled for July 22, 2010.

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The parties have agreed to settle this matter for approximately $1.5 million and have executed a Settlement Agreement. This amount was accrued for as of December 30, 2009.  The Court granted preliminary approval of the settlement on February 25, 2010, and the hearing for final court approval has been set for August 20, 2010.

Martin Penaloza, a former Assistant Manager, filed a purported class action on May 26, 2009 in Superior Court in Orange County, California. The claims, requested remedies, and potential class in this case overlap those in the Delgado lawsuit and will be included in that settlement.

In September 2008, the excess insurance carrier in the settled Mexico trademark litigation, American International Specialty Lines Insurance Company, filed an action for declaratory judgment seeking to have the Court determine that it is not required to indemnify EPL for any amounts awarded against it (or paid in settlement) in the underlying Mexico trademark litigation. This lawsuit was stayed pending the outcome of the Arch litigation described above, and trial is currently underway.  No amounts have been accrued related to this matter as of March 31, 2010.

The Company is also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these other actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources. A significant increase in the number of claims or an increase in amounts owing under successful claims could materially adversely affect our business, financial condition, results of operation and cash flows.  In 2009, we accrued $10.4 million for litigation settlements inclusive of the matters discussed above. Due to payments made during the first quarter of 2010, the remaining accrued liability was $3.0 million at March 31, 2010.

Purchasing Commitments

The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 and 2012 with an estimated Company obligation totaling $7.1 million.

In March 2010, EPL executed a chicken supply contract with a vendor that has pricing relatively flat compared to the prior year’s expired contract.  The agreement provides for prices and minimum quantities of chicken totaling $20.3 million that EPL must purchase from such vendor for a period of two years.  Additionally, EPL has a balance of approximately 10 months remaining on contracts with certain other vendors for chicken totaling approximately $20.2 million.

EPL has a fixed price steak supply contract with a vendor that was finalized in 2010.  The contract requires that the Company purchase a quantity totaling approximately $3.7 million and expires on December 31, 2010.  At March 31, 2010, our remaining obligation under the contract was approximately $2.5 million.

Contingent Lease Obligations

As a result of assigning our interest in obligations under real estate leases in connection with the sale of Company-owned restaurants to some of our franchisees, we are contingently liable on six lease agreements.  These leases have various terms, the latest of which expires in 2015.  As of March 31, 2010, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $1.3 million.  The present value of these potential payments discounted at our estimated pre-tax cost of debt at March 31, 2010 was approximately $1.0 million. Our franchisees are primarily liable on the leases.  We have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the leases.  We believe these cross-default provisions reduce the risk that we will be required to make payments under these leases.

8. Senior Secured Notes (2009 Notes)

In December 2003, EPL issued notes, consisting of $110.0 million of senior secured notes (the “2009 Notes”) accruing interest at 9.25% per annum due December 2009. In May of 2009, the Company repurchased, at par, the remaining outstanding $250,000 balance of these 2009 Notes.

9. Senior Secured Notes (2012 Notes)

On May 22, 2009, EPL issued $132.5 million aggregate principal amount of 11¾% senior secured notes due December 1, 2012 (the “2012 Notes”) in a private placement.  EPL sold the 2012 Notes at an issue price equal to 98.0% of the principal amount, resulting in gross proceeds to EPL of $129.9 million before expenses and fees.  At March 31, 2010, the Company had $130.6 million outstanding in aggregate principal amount of the 2012 Notes. The principal value of the 2012 Notes will increase (representing accretion of original issue discount) from the date of original issuance so that the accreted value of the 2012 Notes will be equal to the full principal amount of $132.5 million at maturity. Interest is payable each year in June and December beginning December 1, 2009. The 2012 Notes are guaranteed by Intermediate and are secured by a second priority lien on substantially all of the Company’s assets, which includes all of the outstanding common stock of EPL.  The 2012 Notes may be redeemed at a premium, at the discretion of EPL, after March 1, 2011, or sooner in connection with certain equity offerings. If EPL undergoes certain changes of control, each holder of the notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount.  The Indenture governing the 2012 Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to incur additional indebtedness, pay dividends or certain restricted payments, make certain investments, sell assets, create liens, merge and enter into certain transactions with its affiliates. As of March 31, 2010, EPL’s fixed charge coverage ratio was 1:18 to 1:00 which does not meet the required 2:00 to 1:00 coverage ratio. Accordingly, EPL is not permitted to incur additional indebtedness. A failure to comply with this ratio affects only EPL's ability to incur additional indebtedness and does not constitute a default under the 2012 notes.

EPL incurred direct finance costs of approximately $9.2 million in connection with this offering and registration of these notes. These costs have been capitalized and are included in other assets in the accompanying condensed consolidated balance sheets, and the related amortization is reflected as a component of interest expense in the accompanying condensed consolidated statement of operations. The Company used the net proceeds from the 2012 Notes to repay the credit facility with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A. (see Note 11) and its 2009 Notes (see Note 8), and for general corporate purposes. In December 2009, we completed the exchange of these notes for registered, publicly tradable notes that have substantially identical terms of these notes.

10. Senior Unsecured Notes Payable (2013 Notes)

EPL has outstanding $106.4 million aggregate principal amount of 11¾% senior notes due November 15, 2013 (the "2013 Notes"). Interest is payable in May and November beginning May 15, 2006. The 2013 Notes are unsecured, are guaranteed by Intermediate, and may be redeemed, at the discretion of the issuer, after November 15, 2009. The indenture contains certain provisions which may prohibit EPL’s ability to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock, among other items.

In October 2006, EPL completed the exchange of the 2013 Notes for registered, publicly tradable notes that have substantially identical terms as the 2013 Notes. The costs incurred in connection with the offering of the 2013 Notes have been capitalized and are included in other assets in the accompanying condensed consolidated balance sheets, and the related amortization is reflected as a component of interest expense in the accompanying condensed consolidated financial statements. The Company used the proceeds from the 2013 Notes to purchase substantially all of the outstanding 2009 Notes (Note 8).

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

As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. Intermediate has no material assets or operations; the Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the 2012 Notes (see Note 9) have restrictions that limit distributions or dividends that may be paid by EPL to Intermediate. Conditions that would allow for distributions or dividends to be made include compliance with a fixed charge coverage ratio test (as defined in the applicable indentures) and cash received from the proceeds of new equity contributions. As of March 31, 2010, EPL is restricted from incurring additional indebtedness, as it does not currently meet the 2:00 to 1:00 fixed charge coverage ratio required under its 2012 and 2013 Notes. This restriction does not apply to the existing loan availability of $6.2 million under the revolving line of credit. There are also some allowed distributions, payments and dividends for other specific events. Distributions, dividends or investments would also be limited to 50% of consolidated net income under certain circumstances.

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

The credit facility required the prepayment of the term loan in an amount equal to 50% of Excess Operating Cash Flow if, at the end of the fiscal year, the Consolidated Leverage Ratio was less than 5:00 to 1:00. Excess Operating Cash Flow was defined as an amount equal to Consolidated EBITDA minus Consolidated Financial Obligations and other specific payments and adjustments. The Excess Operating Cash Flow for 2008 was $9.4 million. The Company made the required prepayment of $4.7 million in April 2009.

In the past, to help mitigate risk, the Company entered into an interest rate swap agreement. The agreement was terminated in the second quarter of 2009. The interest rate swap agreement was intended to reduce interest rate risk associated with variable interest rate debt. The Company had $0.2 million of income during the thirteen weeks ended April 1, 2009 related to the change in the fair value of the interest rate swap agreement.

12. Revolving Credit Facility

On May 22, 2009, EPL entered into a credit agreement (the "Credit Facility") with Intermediate as guarantor, Jefferies Finance LLC, as administrative and syndication agent and the various lenders. The Credit Facility provides for a $12.5 million revolving line of credit with borrowings limited at any time to the lesser of (i) $12.5 million and (ii) the Company’s consolidated cash flow for the most recently completed trailing twelve consecutive months. Utilizing the Credit Facility, $6.3 million of letters of credit were issued and outstanding as of March 31, 2010.

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

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) incur additional indebtedness or issue preferred stock; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) make certain restricted payments; (vi) make investments, loans or advances; (vii) make certain acquisitions; (viii) engage in certain transactions with affiliates; (ix) change the Company’s lines of business or fiscal year; and (x) engage in speculative hedging transactions. In addition, the Credit Facility requires the Company to maintain, on a consolidated basis, a minimum level of consolidated cash flow at all times. As of March 31, 2010, the Company was in compliance with all of the financial covenants contained in the Credit Facility and had $6.2 million available for borrowings under the revolving line of credit.

13. PIK Notes (2014 Notes)

At March 31, 2010, Intermediate had $29.3 million outstanding in aggregate principal amount of the 14½% PIK notes due 2014.  No cash interest accrued on these notes prior to November 15, 2009. Instead, the principal value of these notes increased (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14½% per annum compounded annually, so that the accreted value of these notes on November 15, 2009 was equal to the full principal amount of $29.3 million due at maturity.

Beginning on November 15, 2009, cash interest accrued on these notes at an annual rate of 14½% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. The indenture governing these notes restricts Intermediate’s and EPL’s ability to, among other items, incur additional indebtedness, sell assets, engage in transactions with affiliates and issue or sell preferred stock. The indenture governing these notes also limits the ability of EPL to make dividend or other payments to Intermediate and for Intermediate or EPL to make payments to El Pollo Loco Holdings, Inc., the immediate parent corporation.  As of March 31, 2010, EPL is restricted from making distributions, payments or dividends to Intermediate above an aggregate amount  of $5 million, as EPL does not currently meet the 2.0 to 1 fixed charge coverage ratio required under EPL’s 2012 and 2013 Notes.  There are some allowed distributions, payments and dividends for specific events.

These notes are effectively subordinated to all existing and future indebtedness and other liabilities of EPL. These notes are unsecured and are not guaranteed. If any of these notes are outstanding at May 15, 2011, Intermediate is required to redeem for cash a portion of each note then outstanding at 104.5% of the accreted value of such portion of such note, plus accrued and unpaid interest, if any. This payment is currently estimated to be approximately $10.6 million. Additionally, Intermediate may, at its discretion, redeem any or all of these notes, subject to certain provisions contained in the indenture governing these notes. As a holding company, Intermediate has no direct operations and substantially no assets other than ownership of 100% of the stock of EPL.  Intermediate’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations.  EPL is a separate and distinct legal entity and has no obligation to make funds available to Intermediate.  See Note 15 for condensed consolidating financial statements of Intermediate and EPL.

In October 2006, Intermediate completed the exchange of these notes for registered, publicly tradable notes that have substantially identical terms as these notes. The costs incurred in connection with the registration of these notes were capitalized and included in other assets in the consolidated balance sheets and the related amortization was reflected as a component of interest expense in the condensed consolidated statements of operations.

14. Income Taxes

The Company’s taxable income or loss is included in the consolidated federal and state income tax returns of CAC. The Company records its provision for income taxes based on its separate stand-alone operating results using the asset and liability method.

As of December 30, 2009 and March 31, 2010, the Company has no material unrecognized tax benefits.

      The Company will continue to classify income tax penalties and interest as part of the provision for income taxes in its Condensed Consolidated Statements of Operations. The Company has not recorded accrued interest and penalties on uncertain tax positions as of March 31, 2010. The Company’s liability for uncertain tax positions is reviewed periodically and is adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new uncertain tax positions, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

The Company recorded a full valuation allowance on its deferred tax assets in 2009 due to uncertainties surrounding the Company’s ability to generate future taxable income to realize such deferred income tax assets.  In evaluating the need for a valuation allowance, the Company made judgments and estimates related to future taxable income, the timing of the reversal of temporary differences and facts and circumstances.  The Company continues to maintain a full valuation allowance against its deferred tax assets as of March 31, 2010.  However, subsequent changes in facts and circumstances that affect the Company’s judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the valuation allowance.

15. Financial Information for Parent Guarantor and Subsidiary

The following presents condensed consolidating financial information for the Company, segregating: (1) Intermediate, the parent which has unconditionally guaranteed, jointly and severally the 2012 Notes and has pledged its investment in the common stock of EPL as collateral for the 2012 Notes; and (2) EPL, the issuer of the 2012 Notes that also unconditionally guaranteed, jointly and severally the 2012 Notes.  EPL is a wholly owned subsidiary of Intermediate.

As of March 31, 2010 and for the Thirteen Weeks Ended March 31, 2010
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
ASSETS
Current Assets	$25,006	$126,141	$151,147	$(126,448)	$24,699
Property and Equipment	77,519	-	77,519	-	77,519
Other Assets	354,717	3,275	357,992	(3,019)	354,973
Total Assets	457,242	129,416	586,658	(129,467)	457,191

LIABILITIES & EQUITY
Current liabilities	38,770	1,588	40,358	(3,019)	37,339
Non-current liabilities	292,485	29,249	321,734	(461)	321,273
Equity	125,987	98,579	224,566	(125,987)	98,579
Total Liabilities & Equity	457,242	129,416	586,658	(129,467)	457,191

Revenues	67,992	-	67,992	-	67,992
Operating Expenses	63,574	65	63,639	-	63,639
Operating income (loss)	4,418	(65)	4,353	-	4,353
Investment in subsidiary	-	4,574	4,574	(4,574)	-
Interest Expense and other	8,155	1,077	9,232	-	9,232
Provision (Benefit) for income taxes	837	(92)	745	-	745
Net Income (loss)	(4,574)	(5,624)	(10,198)	4,574	(5,624)

Cash flow provided by (used in) operations	1,398	(1)	1,397	-	1,397
Cash flow used in investing activities	(1,679)	-	(1,679)	-	(1,679)
Cash flow used in financing activities	(120)	-	(120)	-	(120)
Net decrease in cash	(401)	(1)	(402)	-	(402)
Cash and equivalents at beginning of period	11,126	151	11,277	-	11,277
Cash and equivalents at end of period	10,725	150	10,875	-	10,875

As of December 30, 2009
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
ASSETS
Current Assets	$28,516	$130,524	$159,040	$(130,830)	$28,210
Property and Equipment	77,868	-	77,868	-	77,868
Other Assets	355,541	3,342	358,883	(3,071)	355,812
Total Assets	461,925	133,866	595,791	(133,901)	461,890

LIABILITIES & EQUITY
Current liabilities	40,132	514	40,646	(3,072)	37,574
Non-current liabilities	291,425	29,342	320,767	(461)	320,306
Equity	130,368	104,010	234,378	(130,368)	104,010
Total Liabilities & Equity	461,925	133,866	595,791	(133,901)	461,890

For the Thirteen Weeks Ended April 1, 2009
(in thousands)

Revenues	70,633	-	70,633	-	70,633
Operating Expenses	66,504	84	66,588	-	66,588
Operating income (loss)	4,129	(84)	4,045	-	4,045
Investment in subsidiary	-	312	312	(312)	-
Interest Expense and other	4,457	932	5,389	-	5,389
Benefit for income taxes	(16)	(51)	(67)	-	(67)
Net Income (loss)	(312)	(1,277)	(1,589)	312	(1,277)

Cash flow provided by operations	5,474	-	5,474	-	5,474
Cash flow used in investing activities	(2,884)	-	(2,884)	-	(2,884)
Cash flow used in financing activities	(2,004)	-	(2,004)	-	(2,004)
Net increase in cash	586	-	586	-	586
Cash and equivalents at beginning of period	926	150	1,076	-	1,076
Cash and equivalents at end of period	1,512	150	1,662	-	1,662

16. New Accounting Pronouncements

Consolidation of Variable Interest Entities – Amended
(Included in Accounting Standards Codification (“ASC”) 810 “Consolidation”; previously SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)  In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”) which amends the consolidation guidance that applies to variable interest entities under FIN 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The adoption of ASC 810 “Consolidation” did not have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and related notes thereto included elsewhere in this filing.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include but are not limited to the adverse impact of economic conditions on our operating results and financial condition, on our ability to comply with the terms and covenants of our debt agreements and on our ability to pay or to refinance our existing debt or to obtain additional financing; our substantial level of indebtedness; food-borne-illness incidents; negative publicity, whether or not valid; increases in the cost of chicken;  our dependence upon frequent deliveries of food and other supplies; our vulnerability to changes in consumer preferences and economic conditions; our sensitivity to events and conditions in the greater Los Angeles area, our largest market; our ability to compete successfully with other quick service and fast casual restaurants; our ability to expand into new markets; our reliance on our franchisees, who have also been adversely impacted by the recession; matters relating to labor laws and the adverse impact of related litigation, including wage and hour class actions; our ability to support our  franchise system; our ability to renew leases at the end of their term; the impact of applicable federal, state or local government regulations; our ability to protect our name and logo and other proprietary information; litigation we face in connection with our operations. . Actual results may differ materially due to these risks and uncertainties and those described in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 30, 2010, as updated from time to time in our quarterly reports and current reports filed with the Commission.

We use a 52-53 week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2009, which ended December 30, 2009, was a 52-week fiscal year. Fiscal year 2010 which will end December 29, 2010, is also a 52-week fiscal year.

References to “our restaurant system” or “system-wide” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

Overview

EPL Intermediate, Inc. (“Intermediate”) through its wholly-owned subsidiary El Pollo Loco, Inc. (“EPL” and together with Intermediate, the “Company,” “we,” “us” and “our”) owns, operates and franchises restaurants specializing in marinated flame-grilled chicken. Our distinct menu, inspired by the kitchens of Mexico, features our authentic recipe flame-grilled chicken, which along with our service format and value price points, serves to differentiate our unique brand.  We offer high-quality, freshly-prepared food commonly found in fast casual restaurants, while at the same time providing the value and convenience typically available at traditional QSR chains.  Our restaurants are located principally in California, with additional restaurants in Arizona, Colorado, Connecticut, Georgia, Illinois, Missouri, Nevada, New Jersey, Oregon, Texas, Utah, and Virginia. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-thru convenience.

Our store counts at April 1, 2009, March 31, 2010 and December 30, 2009 are set forth below:

El Pollo Loco Restaurants

	April 1, 2009	March 31, 2010	December 30, 2009
Company-owned	166	171	172
Franchised	251	241	243
System-wide	417	412	415

During the 13 weeks ended March 31, 2010, the Company did not open any new restaurants and closed one restaurant. During this same 13week period, our franchisees did not open any new restaurants and closed two restaurants.

We plan to open a total of two company-operated restaurants in fiscal 2010. We believe our franchisees will open a total of three to four new restaurants in fiscal 2010.  The growth in new restaurant openings and the rate of restaurant closings have been, and are expected to continue to be, negatively impacted by the economic climate, as discussed below.  In response to this challenging economic environment, we are adjusting our growth strategy for the future to focus on a new generation (Gen3) reduced cost restaurant that we believe will appeal to both single unit and multi-unit franchisees.  The Gen3 is designed to offer the same features (with fewer seats and no salsa bar) of a typical 2,600 square foot free-standing drive-thru restaurant, at about half the cost.  The Gen3, which will range from 1,800 to 2,200 square feet, will have reduced construction costs and a shorter build-out period than our existing restaurant design.

At the end of the first quarter of 2010, we had 19 system-wide restaurants open in markets east of the Rockies. The 19 open stores are experiencing a wide range of sales volumes, and a majority of them have sales volumes that are significantly less than the chain average due to the lack of brand awareness in the new markets.

Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters our comparable restaurant base for the calculation of same-store sales the first full week after the 15-month anniversary of its opening. For the 13 weeks ended March 31, 2010, same-store sales for restaurants system-wide decreased 6.7% compared to the corresponding period in 2009. System-wide same-store sales include same-store sales at all company-owned stores and franchise-owned stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenues) and contribute to advertising pools based on a percentage of their sales.  Same-store sales at company-operated restaurants decreased 5.4% for the 13 weeks ended March 31, 2010 compared to the 13 weeks ended April 1, 2009.

Changes in company-operated restaurant revenue reflect changes in the number of company-operated restaurants and changes in same-store sales, which are impacted by price and transaction volume changes.  The depressed economy and increased unemployment, especially in California, negatively impacted our transaction volume in the first quarter of 2010. Consumers are eating out less, and when they do eat out, are more sensitive to price increases and are looking for specials and promotions. This has an impact on both same-store sales and on restaurant margins. We believe 2010 will be as challenging as 2009 from an economic standpoint and will make it difficult to achieve same-store sales growth. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics.  In California, our largest market, at March 2010, unemployment was 12.6% compared to 9.7% nationally.

Franchise revenue consists of royalties, initial franchise fees revenue, IT support services fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. During 2009 and first quarter 2010, due to adverse economic conditions, some of our franchises were late in the payment of franchise fees due us and one franchisee filed for bankruptcy in 2009 (we purchased four of its stores and five other stores were closed).   As of March 31, 2010, we had commitments from franchisees to open 75 restaurants at various dates through 2024. However, the current adverse economic and liquidity conditions have caused some franchisees to delay the opening of new restaurants under existing development agreements or to terminate such agreements.  As a result of these conditions, we estimate that as few as 18 of those restaurants could open. As of March 31, 2010 we were legally authorized to market franchises in 40 states. We have entered into development agreements that usually result in area development fees being recognized as the related restaurants open.  Due to the recession and associated liquidity crisis, most of our developing franchisees are having a difficult time obtaining financing for new restaurants. Additionally, some of our franchisees that operate other restaurant concepts have incurred significant loss of cash flow due to declining sales in these other concepts, as well as their El Pollo Loco restaurants. This has had the effect of slowing development of new El Pollo Loco restaurants, especially in new markets.  In addition, the economic conditions have had a negative effect on our ability to recruit and financially qualify new single-unit and developing franchisees.  We expect these trends to continue at least through 2010.  We expect that many of the franchisees who have development agreements will not be able to meet the new unit opening dates required under the agreements. There were two franchise development agreements that were terminated in the quarter and as a result, the Company recognized approximately $240,000 of income related to those terminations in the first quarter of 2010.

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

Product cost, which includes food and paper costs, is our largest single expense. Chicken accounts for the largest part of product cost, which was approximately 10.7% of revenue for company-owned restaurants in the first thirteen weeks ended March 31, 2010.  These costs are subject to increase or decrease based on commodity cost changes and depend in part on the success of controls we have in place to manage product cost in the restaurants. We currently have three contracts for chicken.  Two of the contracts have a floor and ceiling price for chicken which expire in February 2011.   In March 2010, we entered into a new contract for two years that has a fixed price for the term of the agreement.  The new chicken contract that we entered into in 2010 has pricing that is relatively consistent compared to the prior year’s expired contract.

Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation, including minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. Should there be any increases in minimum wages, there is no assurance that we will be able to increase menu prices in the future to offset any of these increased costs. Workers’ compensation insurance costs are subject to a number of factors, including the impact of legislation. We have seen an overall reduction in the number of workers’ compensation claims due to employee safety initiatives that we implemented in 2002.  This has resulted in lower workers’ compensation expenses in the thirteen weeks ended March 31, 2010, compared to the period in 2009. We self-insure employee health benefits.  We cannot estimate at this time the effect that the recently passed healthcare reform legislation will have on our self insurance programs or on our business, financial condition, results of operations or cash flow, although we expect that it will increase our health insurance costs significantly and, accordingly, have a negative impact on us and on some of our franchisees.

Depreciation and amortization expense consists primarily of depreciation of property and equipment of our restaurants.

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

General and administrative expense includes all corporate and administrative functions that support existing operations and provide the infrastructure to facilitate our growth. These expenses are impacted by litigation costs, directors and officers insurance, compliance with laws relating to corporate governance and public disclosure, and audit and tax fees.

2010 First Quarter Initiatives

  In January 2010, we introduced a new protein, steak, to our menu as a limited time offer promotion.   The citrus-marinade and signature flame-grilling technique on our steak products provides an additional choice for our customers to enjoy, in addition to our flame-grilled chicken products. As of the thirteen weeks ended March 31, 2010, the limited time steak offerings were approximately 7.5% of our total sales mix as a percent of restaurant sales and after evaluation, steak has become a permanent addition to our menu.

We are currently “refreshing” the majority of our company-owned stores to improve the appearance of our units. The “refresh” scope of work may include a fresh coat of paint to the interior and/or exterior, wallpaper, restroom finishes, replace lighting and ceilings and replace tables, chairs, and artwork in the restaurants. As of April 2010, the Company had “refreshed” approximately 99 restaurants. The “refresh” of an approximate target of 116 company-owned restaurants is expected to be completed by the end of June 2010.  We estimate our total cost to “refresh” Company stores to be approximately $3.0 million. Additionally, over 100 franchisee-owned restaurants have been scoped for the “refresh” program in 2010.  In order to conserve capital until our operating results improve, the Company believes this is the best alternative to a complete and more expensive “re-image” program at this time.

Results of Operations

Our operating results for the 13 weeks ended April 1, 2009 and March 31, 2010 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended
	April 1, 2009	March 31, 2010
Operating Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	31.8	31.2
Payroll and benefits	26.8	27.6
Depreciation and amortization	4.3	4.1
Other operating expenses	38.1	37.5
Operating income	6.1	6.9
Interest expense-net	9.2	14.6

Change in fair value of interest rate swap	(0.3)	0.0
Other income	(0.7)	0.0

Loss before provision for income taxes	(2.0)	(7.7)
Provision (benefit) for income taxes	(0.1)	1.2
Net loss	(1.9)	(8.9)
Supplementary Operating Statement Data:
Restaurant other operating expense	22.8	24.8
Franchise expense	1.5	1.6
General and administrative expense (1)	13.8	11.1
Total other operating expenses	38.1	37.5

(1) General and administrative expenses as a percent of total operating revenue for 2009 and 2010 were 12.8% and 10.3%, respectively.

13 Weeks Ended March 31, 2010 Compared to 13 Weeks Ended April 1, 2009

Restaurant revenue decreased $2.5 million, or 3.8%, to $63.4 million for the 13 weeks ended March 31, 2010 from $65.9 million for the 13 weeks ended April 1, 2009. This decrease was primarily due to a reduction of $3.5 million in restaurant revenue resulting from a 5.4% decrease in company-operated same-store sales for the 2010 period from the 2009 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s fifteen-month anniversary. The components of the company-operated comparable sales decrease were attributed to a transaction decrease of 6.9%, and a check average increase of 1.7%. Check average increased and transactions decreased in the first quarter of 2010 compared to the first quarter of 2009 mainly due to deep discount promotions in the first quarter of 2009 that increased traffic and lowered check averages in that period.  In addition, the company-operated same-store sales decrease reflects intense competition and a general sales softness in the QSR industry due to higher unemployment, the recession and other adverse economic and consumer confidence factors that escalated in 2009 and are expected to continue through the remainder of 2010 and possibly into 2011.  The decrease was also due to lost sales of $0.3 million from the closure of two company-operated restaurants in 2010 of which one was managed by EPL through a management agreement with a franchisee and $0.3 million for a restaurant closed in 2009. Additionally, revenue decreased $0.3 million for restaurants opened in 2008, but not yet in the comparable store base.  These decreases were partially offset by $0.9 million of revenue from four restaurants opened in fiscal 2009 and also by $0.9 million of revenue from four restaurants purchased from a franchisee in September 2009.

Franchise revenue decreased $0.1 million, or 2.8%, to $4.6 million for the 13 weeks ended March 31, 2010 from $4.7 million for the 13 weeks ended April 1, 2009. This decrease is due primarily to lower royalties and percentage rent income, which are based on sales, resulting from a 7.5% decrease in franchise-operated same-store sales for the 2010 period from the 2009 period.  Franchise-operated same-store sales were impacted by the same adverse factors that affected company-operated same-store sales described above. Additionally, revenue was impacted by the closure of one and thirteen franchise units in 2010 and 2009, respectively and partially offset by the five openings in 2009. The decrease in franchise revenue was partially offset by $0.2 million in revenue recognized on nonrefundable advance payments due to nonperformance of certain obligations within the development agreements with two of our franchisees.

Product costs decreased $1.2 million, or 5.6%, to $19.8 million for the 13 weeks ended March 31, 2010 from $21.0 million for the 13 weeks ended April 1, 2009. This decrease resulted primarily from lower sales due to the decrease in company-operated same-store sales for the 2010 period. This decrease was partially offset by the additional restaurants opened.

  Product cost as a percentage of restaurant revenue was 31.2% for the 13 weeks ended March 31, 2010 compared to 31.8% for the 13 weeks ended April 1, 2009. This decrease resulted primarily from certain contracts for non-ingredient items that were renewed with favorable pricing compared to the prior year and promotions in the prior year which featured deep discounts.  These decreases were partially offset by the introduction of our steak products which have a lower gross margin than our overall chicken products. Overall, we expect pressure on commodity costs for the remainder of 2010.

Payroll and benefit expenses decreased $0.2 million, or 0.9%, to $17.5 million for the 13 weeks ended March 31, 2010 from $17.7 million for the 13 weeks ended April 1, 2009.  This decrease resulted from fewer employees needed to support the lower sales volume for the 2010 period. The decrease was partially offset by increased labor costs required to train our restaurant employees for our steak product introduction and the additional restaurants opened.

As a percentage of restaurant revenue, these costs increased 0.8% to 27.6% for the 2010 period from 26.8% for the 2009 period mainly due to  the deleverage caused by lower sales and increased training mentioned above.

Depreciation and amortization decreased $0.2 million, or 8.8%, to $2.6 million for the 13 weeks ended March 31, 2010 compared to $2.8 million for the 13 weeks ended April 1, 2009.   This decrease was mainly attributed to a portion of our point of sale equipment in our restaurants becoming fully depreciated and no longer having amortization expense of our franchise network intangible asset that was fully impaired in 2009.  These decreases were partially offset by additional restaurants opened.

 Depreciation and amortization as a percentage of restaurant revenue decreased slightly to 4.1% for the thirteen weeks ended March 31, 2010 compared with 4.3% for the thirteen weeks ended April 1, 2009.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $0.7 million, or 4.5%, to $15.7 million for the 13 weeks ended March 31, 2010 from $15.0 million for the 13 weeks ended April 1, 2009. This increase is mainly attributed to the reasons noted below.

Restaurant other operating expense as a percentage of restaurant revenue increased to 24.8% for the 2010 period from 22.8% for the 2009 period. The increase was due to higher advertising expense of 0.8% as a percentage of restaurant revenue or $0.4 million.  Advertising expense each quarter may be above or below our planned annual rate of approximately 4% of revenue, depending on the timing of marketing promotions and the relative weights and price of media spending. The increase was also attributed to higher utility expense of 0.4% of restaurant revenue, or $0.2 million mainly due to an increase in natural gas prices. The increase was also attributed to higher repair and maintenance cost in the current period of 0.3% as a percentage of restaurant revenue, or $0.2 million.  The expense was higher as the timing of repairs can fluctuate, and also due to the deleverage caused by the lower sales in the current period.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense remained flat at $1.0 million for the 13 weeks ended March 31, 2010 and April 1, 2009.

General and administrative expense decreased $2.1 million, or 22.6%, to $7.0 million for the 13 weeks ended March 31, 2010 from $9.1 million for the 13 weeks ended April 1, 2009. The decrease was mainly attributed to a decrease in asset impairment charges in 2010 of $2.0 million partially offset by an increase in closed store reserve charges of $0.9 million and lower: legal fees of $0.4 million, salaries and wages of $0.2 million due to reduced headcount due to work force reductions in 2009, severance of $0.2 million and outside services of $0.1 million.

General and administrative expense as a percentage of total revenue decreased 2.5% to 10.3% for the 13 weeks ended March 31, 2010 from 12.8% for the 13 weeks ended April 1, 2009. The decrease was due to the reasons noted above which was partially offset by lower total revenue.

Interest expense, net of interest income, increased $3.2 million, or 53%, to $9.2 million for the 13 weeks ended March 31, 2010 from $6.0 million for the 13 weeks ended April 1, 2009. Due to issuing $132,500,000 aggregate principal amount of 11¾% senior secured notes in May, 2009 and paying off our 2009 senior secured notes, our average debt balances for the 13 weeks ended March 31, 2010, increased to $268.2 million compared to $240.7 million for the thirteen weeks ended April 1, 2009 and our average interest rate increased to 12.55% for the thirteen weeks ended March 31, 2010 compared to 8.86% for the 2009 period.

The Company had $0.2 million in income for the 2009 period related to the change in the fair value of the interest rate swap agreement.  The fixed interest rate that the Company agreed to pay was higher than the floating rate estimated for the life of the agreement.  The Company terminated the interest rate swap agreement in the second quarter of 2009.

The Company had $0.5 million in other income in the 2009 period attributed to a net gain on the repurchase of a portion of the 2013 notes.  This gain was net of the portion of the deferred finance costs associated with the notes.  No bonds were repurchased in the first quarter of 2010.

Despite having a loss for the thirteen weeks ended March 31, 2010, we had a provision for income tax expense of $0.7 million, primarily related to the effect of changes in our deferred taxes and the related effect of maintaining a full valuation allowance against certain of our deferred tax assets as of March 31, 2010. For the thirteen weeks ended April 1, 2009, we had an income tax benefit of $0.1 million.

As a result of the factors noted above, we had a net loss of $5.6 million for the 13 weeks ended March 31, 2010 compared to a net loss of $1.3 million for the 13 weeks ended April 1, 2009.

13 Weeks Ended April 1, 2009 Compared to 13 Weeks Ended March 26, 2008

Restaurant revenue decreased $0.4 million, or 0.6%, to $65.9 million for the 13 weeks ended April 1, 2009 from $66.3 million for the 13 weeks ended March 26, 2008. This decrease was primarily due to a reduction of $3.6 million in restaurant revenue resulting from a 5.4% decrease in company-operated same-store sales for the 2009 period from the 2008 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s fifteen-month anniversary. The components of the company-operated comparable sales decrease were price increases totaling approximately 3.6% in May, October and various other times after March 26, 2008, a transaction decrease of 4.5%, and a menu mix decrease of 4.5%. The transaction decrease reflects intense competition and a general sales softness in the QSR industry due to higher unemployment, the recession and other adverse economic and consumer confidence factors that escalated in the first quarter of 2009 and are expected to continue through at least the remainder of 2009.  The decrease was also due to lost sales of $0.4 million from the closure of three company-operated restaurants in 2008.  The decrease was partially offset by an increase in restaurant revenue of $3.4 million from ten restaurants opened in 2007 and 2008 and also by $0.2 million from one restaurant opened in 2009.

Franchise revenue decreased $0.2 million, or 3.0%, to $4.7 million for the 13 weeks ended April 1, 2009 from $4.9 million for the 13 weeks ended March 26, 2008. This decrease is due primarily to decreased royalties and percentage rent income, which is based on sales, resulting from a 6.4% decrease in franchise-operated same-store sales for the 2009 period from the 2008 period.  Franchise-operated same-store sales were impacted by the same adverse factors that affected company-operated same-store sales described above.

Product costs decreased $0.6 million, or 2.9%, to $21.0 million for the 13 weeks ended April 1, 2009 from $21.6 million for the 13 weeks ended March 26, 2008. This decrease resulted primarily from lower sales due to the decrease in company-operated same-store sales for the 2009 period.

Product cost as a percentage of restaurant revenue was 31.8% for the 13 weeks ended April 1, 2009 compared to 32.6% for the 13 weeks ended March 26, 2008. This 0.8% decrease resulted primarily from the menu price increases taken in May and October 2008, partially offset by increases in commodity cost. Overall, we expect continued pressure on commodity costs in 2009.

Payroll and benefit expenses remained flat at $17.7 million for the 13 weeks ended April 1, 2009 and March 26, 2008.

As a percentage of restaurant revenue, these costs increased 0.1% to 26.8% for the 2009 period from 26.7% for the 2008 period due to the decrease in restaurant revenue.

Depreciation and amortization decreased $0.2 million, or 5.2%, to $2.8 million for the 13 weeks ended April 1, 2009 compared to $3.0 million for the 13 weeks ended March 26, 2008. This decrease is mainly attributed to some of the point of sale equipment in our restaurants becoming fully depreciated at the end of 2008.

 These costs as a percentage of restaurant revenue decreased slightly to 4.3% for the 2009 period compared with 4.5% for the 2008 period.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $0.3 million, or 2.4%, to $15.0 million for the 13 weeks ended April 1, 2009 from $14.7 million for the 13 weeks ended March 26, 2008. This increase is mainly attributed to new restaurants and the reasons noted below.

Restaurant other operating expense as a percentage of restaurant revenue increased to 22.8% for the 2009 period from 22.1% for the 2008 period. The increase in operating costs was due to a 0.6% increase in occupancy costs as a percentage of revenue, which was primarily a result of higher rent expense in the current period mainly due to new stores in the current period. The increase was also attributed to higher advertising expense of 0.2% as a percentage of revenue. Advertising expense each quarter may be above or below our planned annual rate of approximately 4% of revenue, depending on the timing of marketing promotion and the relative weights and price of media spending. The increase was also attributed to higher credit card fees of 0.1% as a percentage of revenue which was due to a higher number of credit card transactions and increased credit card fees. The increase in restaurant other operating expense was partially offset by a decrease of 0.3% in utilities as a percentage of revenue which was mainly due to lower gas prices in the current period and also a 0.2% decrease in preopening costs as a percentage of  revenue due to fewer stores opened in the current period.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense remained flat at $1.0 million for the 13 weeks ended April 1, 2009 and March 26, 2008.

General and administrative expense increased $2.2 million, or 33.2%, to $9.1 million for the 13 weeks ended April 1, 2009 from $6.9 million for the 13 weeks ended March 26, 2008. The increase was primarily attributed to an impairment charge in the current period of $2.0 million, which was recorded by the Company for two under-performing company-operated stores that will continue to operate and also due to a gain on sale of land of $0.3 million in the 2008 period that did not recur in the current period, partially offset by a decrease in legal fees of $0.2 million in the current period.

General and administrative expense as a percentage of total revenue increased 3.1% to 12.8% for the 13 weeks ended April 1, 2009 from 9.7% for the 13 weeks ended March 26, 2008. This increase was attributed to the reasons noted above and lower revenue.

Interest expense, net of interest income, decreased $1.2 million, or 15.7%, to $6.0 million for the 13 weeks ended April 1, 2009 from $7.2 million for the 13 weeks ended March 26, 2008. Our average debt balances for the 2009 period decreased to $240.7 million compared to $256.8 million for the 2008 period and our average interest rate decreased to 8.86% for the 2009 period compared to 10.46% for the 2008 period.

The Company had $0.2 million in income in the 2009 period related to the change in the fair value of the interest rate swap agreement.  The fixed interest rate that the Company agreed to pay was higher than the floating rate estimated for the life of the agreement that it will receive, resulting in an estimated $1.8 million liability at April 1, 2009.  This is a reduction of the liability that was recorded at December 2008, resulting in income of $0.2 million. The amount of the liability will increase or decrease over the term of the swap agreement based on increases or decreases to the Libor rate.

The Company had $0.5 million in other income in the 2009 period attributed to a net gain on the repurchase of a portion of the 2013 Notes.  This gain is net of the portion of the deferred finance costs associated with the notes.

Our provision for income taxes consisted of an income tax benefit of $0.1 million and $0.3 million for the 13-week periods ended April 1, 2009 and March 26, 2008, respectively, for an effective tax rate of 5.0% for 2009 and 37.1% for 2008.

As a result of the factors above we had a net loss of $1.3 million and $0.5 million for the 13 weeks ended April 1, 2009 and March 26, 2008, respectively, or (1.9)% and (0.7)% as a percentage or restaurant revenue, for the 13 weeks ended April 1, 2009 and March 26, 2008, respectively.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. At March 31, 2010, our total debt was $268.3 million, compared to $268.2 million at December 30, 2009. Assuming we don’t buy back any of these outstanding bonds, in May 2011, Intermediate is required to make a redemption of a portion of our 2014 Notes at an estimated cost of approximately $10.6 million.  See “Debt and Other Obligations” below. Our ability to make payments on our indebtedness, and to fund planned capital expenditures will depend on our available cash and our ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash of $10.9 million at March 31, 2010 and the approximately $6.2 million that EPL had available at March 31, 2010, under its credit agreement will be adequate to meet our liquidity needs for the next 12 months. The current economic crisis and resulting severely constrained liquidity conditions, however, could make it more difficult or costly for us to obtain debt financing or to refinance our existing debt if it becomes necessary, and could make sources of liquidity unavailable. See “Debt and Other Obligations”.

In the 13 week period ended March 31, 2010, our capital expenditures totaled $1.7 million, consisting mainly of $1.1 million for restaurant image “refreshes” and $0.5 million for capitalized repairs of existing sites. Due to a reduced number of expected new store openings in 2010 compared to prior years but increased restaurant image “refreshes” in 2010, we expect our capital expenditures for 2010 to be approximately $7.0 to $8.0 million.

Cash and cash equivalents, including restricted cash, decreased $0.4 million from $11.4 million at December 31, 2009 to $11.0 million at March 31, 2010. See “Working Capital and Cash Flows” below for information explaining this decrease.  We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity and capital needs.  If we acquire additional restaurants from franchisees, our debt service requirements could increase.  In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions.  If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity.  We cannot provide assurance that we will be able to refinance any of our indebtedness, if necessary, on commercially reasonable terms or at all.

As discussed in Note 7, Commitments and Contingencies in our condensed and consolidated financial statements, we are involved in various lawsuits, including wage and hour class action lawsuits. In order to mitigate the adverse effects of these cases, such as on-going legal expense, diversion of management time, and the risk of a substantial judgment against us (which could occur even if we believe we have a strong legal basis for our position), we have in the past, and may in the future, settle these cases. Any substantial settlement payments or damage awards against us if the cases go to trial could have a material adverse effect on our liquidity and financial condition. In fiscal 2009 we agreed to settle various lawsuits for payments totaling $10.4 million of which $8.0 million were made in January 2010. These payments were partially offset by a $4.5 million settlement award we received in February 2010.

As a holding company, the stock of EPL constitutes our only material asset. EPL conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to us and currently has restrictions that limit distributions or dividends to be paid by EPL to us. Furthermore, subject to certain restrictions, EPL is permitted under the terms of EPL’s senior secured credit facilities and the indentures governing the 2012 Notes, 2013 Notes and 2014 Notes to incur additional indebtedness that may severely restrict or prohibit EPL from making distributions or loans, or paying dividends, to us. If we are unable to obtain cash from EPL or other sources, we will not be able to meet our debt and other obligations. For the cash interest payment of approximately $2.1 million that was due on May 15, 2010 for the 2014 Notes, EPL made a cash dividend distribution to Intermediate to fully cover this cash interest payment.  As mentioned in this paragraph, EPL may or may not make future funds available to Intermediate to service its debt. See “Debt and Other Obligations – 2014 and 2013 Notes” for a description of a mandatory debt redemption obligation we have in May 2011.

Working Capital and Cash Flows

We presently have, in the past have had, and may have in the future, negative working capital balances. The working capital deficit principally is the result of our interest expense, lower sales and margins, and capital expenditures.  We typically do not have significant receivables or inventories and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales and franchise revenue not needed immediately to pay for food and supplies or to finance receivables or inventories typically have been used for the capital expenditures referenced above and/or debt service payments under our existing indebtedness. We expect our negative working capital balances to continue to increase, based on the continuation of the economic downturn and our plan to continue to open new restaurants.

During the 13 weeks ended March 31, 2010, our cash and cash equivalents, including restricted cash, decreased by $0.4 million to $11.0 million from the period ended December 30, 2009. This decrease was due to the $1.7 million used for capital expenditures and $0.1 million of capital lease payments offset by the $1.4 million in cash provided from operating activities. The $1.2 million decline in capital expenditures for the 13 week period 2010 compared to 2009 was mainly due to decreased spending on new restaurants as we concentrated on “refreshing” the majority of our units.

Debt and Other Obligations

Credit Facility

On May 22, 2009, EPL entered into a credit agreement (the "Credit Facility") with Intermediate as guarantor, Jefferies Finance LLC, as administrative and syndication agent, and the various lenders. The Credit Facility provides for a $12.5 million revolving line of credit with borrowings limited at any time to the lesser of (i) $12.5 million and (ii) the Company’s consolidated cash flow for the most recently completed trailing twelve consecutive months.  EPL has $6.3 million of letters of credit outstanding as of March 31, 2010.

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

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) incur additional indebtedness or issue preferred stock; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) make certain restricted payments; (vi) make investments, loans or advances; (vii) make certain acquisitions; (viii) engage in certain transactions with affiliates; (ix) change the Company’s lines of business or fiscal year; and (x) engage in speculative hedging transactions. In addition, the Credit Agreement will require the Company to maintain, on a consolidated basis, a minimum level of consolidated cash flow at all times. As of March 31, 2010, the Company was in compliance with all of the financial covenants contained in the Credit Facility and had $6.2 million available for borrowings under the revolving line of credit.

2012 Notes

On May 22, 2009, EPL issued $132,500,000 aggregate principal amount of 11 3/4% senior secured notes due December 1, 2012 (the “2012 Notes”) in a private placement. EPL sold the 2012 Notes at an issue price equal to 98.0% of the principal amount, resulting in gross proceeds to EPL of $129,850,000 before expenses and fees. Interest is payable each year in June and December beginning December 1, 2009. The 2012 Notes are guaranteed by Intermediate and are secured by a second priority lien on substantially all of the Company’s assets. The 2012 Notes may be redeemed at a premium, at the discretion of EPL, after March 1, 2011, or sooner in connection with certain equity offerings. If EPL undergoes certain changes of control, each holder of the notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount. The Indenture governing the 2012 Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to incur additional indebtedness; pay dividends or certain restricted payments; make certain investments; sell assets; create liens; merge; and enter into certain transactions with its affiliates. As of March 31, 2010, we had $130.6 million outstanding in aggregate principal amount under our 2012 Notes. The principal value of the 2012 Notes will increase (representing accretion of original issue discount) from the date of original issuance so that the accreted value of the 2012 Notes will be equal to the full principal amount of $132.5 million at maturity.

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

As of March 31, 2010, we calculated our “fixed charge coverage ratio” (as defined in the indenture governing the 2012 Notes) at 1.18 to 1. The indenture permits us to incur indebtedness or issue disqualified stock, and the Company’s restricted subsidiaries to incur indebtedness or issue preferred stock, if our fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2.0 to 1, as determined on a pro forma basis as if such indebtedness had been incurred or the disqualified stock or the preferred stock had been issued at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness under the terms of the 2012 Notes. A failure to meet the ratios affects only our ability to incur additional indebtedness and does not constitute a default under these Notes.

2014 and 2013 Notes

         At March 31, 2010, Intermediate had $29.3 million outstanding in aggregate principal amount of 14½% Senior Discount Notes due 2014. No cash interest accrued on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes increased (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½ % per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 was equal to the full principal amount of $29.3 million at maturity. Beginning on November 15, 2009, interest accrues on the 2014 Notes at an annual rate of 14 ½ % per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. The 2014 Notes are unsecured and are not guaranteed.

If any of the 2014 Notes are outstanding at May 15, 2011, Intermediate is required to redeem for cash a portion of each note then outstanding at 104.5% of the accreted value of such portion of such note, plus accrued and unpaid interest, if any. Based on the principal amount of the 2014 Notes outstanding at March 31, 2010, it is estimated that we will be required to pay approximately $10.6 million in May 2011 to satisfy the mandatory redemption requirement. Additionally, we may, at our discretion, redeem any or all of these notes, subject to certain provisions contained in the indenture governing these notes.  As a holding company, Intermediate has no direct operations and substantially no assets other than ownership of 100% of the stock of EPL. Intermediate’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations, EPL is a separate and distinct legal entity and has no obligation to make funds available to Intermediate.  See Note 15 to our Condensed Consolidated Financial Statements for condensed consolidating financial statements of Intermediate and EPL.

As of March 31, 2010, we had $106.4 million outstanding in aggregate principal amount of 11 3/4% senior secured notes due 2013.

As of March 31, 2010, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as defined in the indenture governing the 2014 Notes) at 1.15 to 1 and 7.01 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. The indenture permits us to incur indebtedness that (a) is contractually subordinated to the 2014 Notes, (b) has a maturity date after November 15, 2014, and (c) does not provide for payment of cash interest prior to November 15, 2014. The indenture also permits us to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2.0 to 1, and if our consolidated leverage ratio would have been equal to or less than 7.5 to 1, all as determined on a pro forma basis as if such indebtedness had been incurred at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness under the terms of the 2013 and 2014 Notes. A failure to meet the ratios affects only our ability to incur additional indebtedness and does not constitute a default under these Notes.

Other Obligations

At March 31, 2010, we had outstanding letters of credit totaling $6.3 million, which served primarily as collateral for our various workers’ compensation insurance programs.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to recoverability of fixed assets, intangible assets, closed restaurants, workers’ compensation insurance, the cost of our self-insured health benefits, the realization of gross deferred tax assets, tax reserves, and contingent liabilities including the outcome of litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies and estimates is included in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 30, 2010.

Litigation Contingency

As discussed in Note 7 to our Condensed Consolidated Financial Statements in Part I of this Report, we are subject to employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws in the ordinary course of business.  These claims may divert our financial and management resources that would otherwise be used to benefit our operations. In recent years a number of restaurant companies have been subject to wage and hour class action lawsuits alleging violations of federal and state labor laws.  A number of these lawsuits have resulted in the payment of substantial damages by the defendants.  We are currently a defendant in several wage and hour class action lawsuits.  Since our insurance carriers have denied coverage of these claims, a significant judgment against us could adversely affect our financial condition and adverse publicity resulting from these allegations could adversely affect our business. In an effort to mitigate these adverse consequences, we have in the past, and could in the future, seek to settle certain of these lawsuits.  The on-going expense of these lawsuits, and any substantial settlement payment or judgment against us, could adversely affect our business, financial condition, operating results or cash flows.   In 2009, we accrued $10.4 million for litigation settlements. Due to payments made during the first quarter of 2010, the remaining accrued liability was $3.0 million at March 31, 2010.

Off-Balance Sheet and Other Arrangements

As of March 31, 2010 and April 1, 2009, we had approximately $6.3 million and $6.3 million, respectively, of borrowing capacity on the revolving portion of our senior credit facility pledged as collateral to secure outstanding letters of credit.

As a result of assigning our interest in obligations under real estate leases in connection with the sale of company-owned restaurants to some of our franchisees, we are contingently liable on six lease agreements.  These leases have various terms, the latest of which expires in 2015.  As of March 31, 2010, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $1.3 million.  The present value of these potential payments discounted at our estimated pre-tax cost of debt at March 31, 2010 was approximately $1.0 million. Our franchisees are primary liable on the leases.  We have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the leases.  We believe these cross-default provisions reduce our risk that we will be required to make payments under these leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates. We are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under EPL’s senior secured credit facility that bears interest at floating rates. As of March 31, 2010, we had no amounts outstanding under this facility.

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

Item 4T. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2010. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in our SEC filings and submissions is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

There have been no changes in our internal control over financial reporting that occurred during our 13 weeks ended March 31, 2010 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 7 to our Condensed Consolidated Financial Statements in Part I of this Report is incorporated herein by this reference.

Also see our Annual Report on Form 10-K for the year ended December 30, 2009 as filed with the SEC on March 30, 2010.

Item 5.  Other Information

On May 17, 2010, the Company issued a press release reporting results of operations for the first quarter ended March 31, 2010.  A copy of the press release is being furnished as Exhibit 99.1 hereto and is incorporated herein by this reference. We do not intend for this exhibit to be incorporated by reference into any other filings we make with the SEC. This information is provided in this Report in response to Item 2.02, Results of Operations and Financial Condition, and Item 9.01, Financial Statements and Exhibits, of Form 8-K in lieu of filing a Form 8-K.

Item 6. Exhibits

Exhibit
Number	Description of Documents

10.1	Agreement dated February 26, 2010, between El Pollo Loco, Inc. and Koch Foods, Inc.*

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1	Press Release dated May 17, 2010

*Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPL INTERMEDIATE, INC.

Date: May 17, 2010	By:	/s/ Stephen E. Carley
Stephen E. Carley
President

	By:	/s/ Gary Campanaro
Gary Campanaro
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Documents

10.1	Agreement dated February 26, 2010, between El Pollo Loco, Inc. and Koch Foods, Inc.*

31.1	Certification Pursuant to Rule 13-a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1	Press Release dated May 17, 2010

*Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request.