Form 10-Q
period 2010-06-30
EPL Intermediate, Inc.
filed 2010-08-12
CIK 1289728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 12, 2010, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

TABLE OF CONTENTS

Item 1.  Financial Statements

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands)

	DECEMBER 30,	JUNE 30,
	2009	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,277	$3,435
Restricted cash	131	131
Accounts and other receivables-net	9,607	5,341
Inventories	1,606	1,657
Prepaid expenses and other current assets	5,262	4,789
Deferred income taxes	327	327

Total current assets	28,210	15,680

PROPERTY OWNED—Net	77,344	75,295

PROPERTY HELD UNDER CAPITAL LEASES—Net	524	451

GOODWILL	249,924	249,924

DOMESTIC TRADEMARKS	91,788	91,788

OTHER INTANGIBLE ASSETS—Net	1,900	1,672

OTHER ASSETS	12,200	11,000

TOTAL ASSETS	$461,890	$445,810

See notes to condensed consolidated financial statements (unaudited).	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	DECEMBER 30,	JUNE 30,
	2009	2010
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Current portion of obligations under capital leases	$341	$226
Current portion of PIK Notes (2014 Notes)	-	10,600
Accounts payable	20,607	12,261
Accrued salaries	4,289	3,937
Accrued vacation	2,010	2,124
Accrued insurance	1,545	1,836
Accrued income taxes payable	15	34
Accrued interest	3,432	3,237
Accrued advertising	96	-
Other accrued expenses and current liabilities	5,239	4,456

Total current liabilities	37,574	38,711

NONCURRENT LIABILITIES:
Senior secured notes (2012 Notes)	130,407	130,716
Senior unsecured notes payable (2013 Notes)	106,347	106,431
PIK Notes (2014 Notes)-less current portion	29,342	18,742
Obligations under capital leases—less current portion	1,763	1,660
Deferred income taxes	37,776	38,523
Other intangible liabilities—net	3,998	3,599
Other noncurrent liabilities	10,673	10,847

Total noncurrent liabilities	320,306	310,518

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock, $.01 par value—100 shares authorized; 100 shares issued and outstanding	-	-
Additional paid-in-capital	199,733	199,958
Accumulated Deficit	(95,723)	(103,377)

Total stockholder's equity	104,010	96,581

TOTAL	$461,890	$445,810

See notes to condensed consolidated financial statements (unaudited).	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 1,	June 30,	July 1,	June 30,
	2009	2010	2009	2010
OPERATING REVENUE:
Restaurant revenue	$67,779	$66,512	$133,704	$129,930
Franchise revenue	4,885	4,723	9,593	9,297

Total operating revenue	72,664	71,235	143,297	139,227

OPERATING EXPENSES:
Product cost	22,199	20,769	43,160	40,546
Payroll and benefits	18,082	17,378	35,770	34,907
Depreciation and amortization	2,806	2,612	5,636	5,194
Other operating expenses	25,437	23,235	50,546	46,986

Total operating expenses	68,524	63,994	135,112	127,633

OPERATING INCOME	4,140	7,241	8,185	11,594

INTEREST EXPENSE—Net	8,382	9,243	14,426	18,475

OTHER EXPENSE	646	-	443	-

OTHER INCOME	-	-	(452)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,888)	(2,002)	(6,232)	(6,881)

PROVISION FOR INCOME TAXES	19,609	29	19,542	773

NET LOSS	$(24,497)	$(2,031)	$(25,774)	$(7,654)

See notes to condensed consolidated financial statements (unaudited).

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	26 Weeks Ended
	July 1,	June 30,
	2009	2010
CASH FLOWS - OPERATING ACTIVITIES:
Net loss	$(25,774)	$(7,654)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,636	5,194
Stock-based compensation expense	237	348
Interest accretion	2,040	393
Loss on disposal of assets	-	145
Gain on repurchase of bonds	(452)	-
Asset impairment	1,996	1,306
Closed store reserve	-	969
Amortization of deferred financing costs	2,144	1,449
Amortization of favorable / unfavorable leases	(89)	(171)
Deferred income taxes	19,542	747
Change in fair value of interest rate swap	231	-
Changes in operating assets and liabilities:
Accounts and other receivables-net	(1,084)	4,266
Inventories	77	(51)
Prepaid expenses and other current assets	(575)	473
Income taxes receivable / payable	(38)	19
Other long term assets	(132)	(256)
Accounts payable	4,421	(9,208)
Accrued salaries and vacation	648	(238)
Accrued insurance	(25)	291
Other accrued expenses and current and noncurrent liabilities	(1,956)	(1,868)

Net cash provided by (used in) operating activities	6,847	(3,846)

CASH FLOWS -INVESTING ACTIVITIES
Purchase of property	(4,362)	(3,657)
Proceeds from asset disposition	-	2
Restricted cash	(6,723)	-
Net cash used in investing activities	(11,085)	(3,655)

CASH FLOWS - FINANCING ACTIVITIES
Repurchase of common stock	(602)	(123)
Payment of obligations under capital leases	(324)	(218)
Proceeds from borrowings	133,850	-
Payments on debt	(108,603)	-
Repurchase of notes	(1,470)	-
Deferred financing costs	(9,094)	-

Net cash provided by (used in) financing activities	13,757	(341)

See notes to condensed consolidated financial statements (unaudited).	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	26 Weeks Ended
	July 1,	June 30,
	2009	2010
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$9,519	$(7,842)

CASH AND CASH EQUIVALENTS—
Beginning of period	1,076	11,277

CASH AND CASH EQUIVALENTS—
End of period	$10,595	$3,435

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$8,874	$16,824

Income taxes, net	$38	$7

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$200	$891

See notes to the condensed consolidated financial statements (unaudited).	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly-Owned Subsidiary of El Pollo Loco Holdings, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. EPL Intermediate, Inc. (“Intermediate”) and its wholly owned subsidiary El Pollo Loco, Inc. (“EPL” and jointly with Intermediate, the “Company,”) prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year or any other future periods.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2009 (File No. 333-115644) as filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2010.

Intermediate is a wholly-owned subsidiary of El Pollo Loco Holdings, Inc. (“Holdings”), which is a wholly owned indirect subsidiary of Chicken Acquisition Corp. (“CAC”) which is 99% owned by Trimaran Pollo Partners, LLC (the “LLC”). The Company’s activities are performed principally through Intermediate’s wholly-owned subsidiary, EPL, which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco®.

The Company uses a 52-53 week fiscal year ending on the last Wednesday of the calendar year.  In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations.  Fiscal year 2009, which ended December 30, 2009, was a 52-week fiscal year.  Fiscal year 2010, which will end December 29, 2010, is also a 52-week year.

2. Cash

Concentration of credit risk

The Company maintains all of its cash at one commercial bank.  Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits.  Our balances in excess of the FDIC limits are uninsured.

Liquidity

The Company’s principal liquidity requirements are to service its debt and meet capital expenditure needs. At June 30, 2010, the Company’s total debt was $268.4 million. Assuming the Company does not repurchase any of the outstanding 2014 Notes (as defined below), in May 2011 Intermediate is required to make a mandatory redemption of a portion of our 2014 Notes at an estimated cost of approximately $10.6 million along with the interest payment that will then be due.  The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures will depend on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations,  the Company believes that its cash flow from operations, available cash of $3.4 million at June 30, 2010, available borrowings under the credit facility (which availability was approximately $6.2 million at June 30, 2010), and funds from CAC will be adequate to meet the Company’s liquidity needs for the next 12 months.  Under the covenants governing the Company’s outstanding Notes, EPL is limited on the amount that it can distribute to Intermediate, including amounts that Intermediate could use to fund its debt service.  The Company’s results of operations as well as current economic and constrained liquidity conditions could make it more difficult or costly to obtain additional debt financing or to refinance its existing debt when it becomes necessary (assuming such financing is then available to the Company), or could otherwise make alternative sources of liquidity or financing costly or unavailable.

3. Restricted cash

As of December 30, 2009 and June 30, 2010, the Company had recorded $0.1 million as restricted cash on the accompanying condensed consolidated balance sheet.  This amount serves as collateral to Bank of America for the Company’s Bank of America company credit cards as of  June 30, 2010 as the Company transferred its banking relationship from Bank of America to another commercial bank.

4. Other Intangible Assets and Liabilities

Other intangible assets and liabilities consist of the following (in thousands):

	December 30, 2009			June 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Favorable leasehold interest	$5,862	$(3,962)	$1,900	$5,862	$(4,190)	$1,672
Unfavorable leasehold interest liability	$(9,156)	$5,158	$(3,998)	$(9,156)	$5,557	$(3,599)

Favorable leasehold interest represents the asset in excess of the approximate fair market value of the leases. The amount is being amortized over the approximate average life of the leases and is shown as other intangible assets-net on the accompanying condensed consolidated balance sheets.

Unfavorable leasehold interest liability represents the liability in excess of the approximate fair market value of the leases. The amount is being amortized over the approximate average life of the leases.  This amount is shown as other intangible liabilities-net on the accompanying condensed consolidated balance sheets. Amortization for other intangible assets and liabilities was $140,000 for the 26-week period ended July 1, 2009 and $171,000 for the 26-week period ended June 30, 2010.

The estimated net amortization credits for the Company’s favorable and unfavorable leasehold interests for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December
2010 (July 1 – December 29)	$(157)
2011	(290)
2012	(275)
2013	(213)
2014	(227)
2015	(156)

5. Asset Impairment

The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. As a result of this review, the Company recorded an impairment charge of approximately $2.0 million in March 2009 for two under-performing company-operated stores that will continue to be operated. The Company recorded an impairment charge of approximately $1.3 million in June 2010 for one under-performing company-operated store that will continue to be operated.  These impairment charges are included in other operating expenses in the accompanying condensed consolidated statements of operations.

6. Fair Value Measurement

The Company’s financial assets and liabilities, which include financial instruments as defined by Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures, to Certain Financial Instruments, include cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses, long-term debt and derivatives. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses approximate fair value due to their short term maturities. Long term debt is considered by the Company to be representative of current market rates. Accordingly, the Company estimates that the recorded amounts approximate fair market value. The fair value of the Company’s derivative is determined based on observable inputs that are corroborated by market data.

The following table summarizes the valuation of the Company’s financial instrument by the fair value hierarchy as of July 1, 2009.
(dollars in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities at fair value:
Derivative financial instrument—2009	$—	$1,846	$—	$1,846

7. Stock-Based Compensation

As of June 30, 2010, options to purchase 279,858 shares of common stock of CAC were outstanding, including 58,606 options that are fully vested. The remaining options partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the sixth or seventh anniversary of the grant date or vesting 100% upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC. All options were granted with an exercise price equal to the fair value of the common stock on the date of grant.

Changes in stock options for the twenty-six weeks ended June 30, 2010 are as follows:

			Weighted-
			Average
			Remaining
		Weighted- Average	Contractual Life	Aggregate Intrinsic
	Shares	Exercise Price	(in Years)	Value
Outstanding—December 30, 2009	289,217	$71.22
Grants (weighted-average fair value of $20.21 per share)	2,225	$46.00
Exercised	(7,134)	$3.84
Canceled	(4,450)	$
Outstanding—June 30, 2010	279,858	$72.49	5.1	$2,125,054
Vested and expected to vest – June 30, 2010	276,444	$72.49	5.1	$2,125,054
Exercisable – June 30, 2010	58,606	$9.74	1.7	$2,125,054

The intrinsic value is calculated as the difference between the estimated market value as of June 30, 2010 and the exercise price of options that are outstanding and exercisable.

As of June 30, 2010, there was total unrecognized compensation expense of $2.7 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 3.0 years or earlier in the event of an initial public offering of our common stock or change in control.

In accordance with the Restricted Stock Plan adopted in 2008, the Company granted 404 shares in 2009 of which 50% vested in January 2010 and granted 598 shares in the first quarter of 2010, none of which have vested.  The restricted stock expense recorded in the twenty-six weeks ended June 30, 2010 related to these vested shares was immaterial.

1,000 shares of common stock of CAC were issued to a director during the second quarter of 2010.  In accordance with this issuance, compensation expense of $46,000 was recognized during the second quarter of 2010.

8. Commitments and Contingencies

Legal Matters

As previously disclosed in earlier reports filed with the Securities and Exchange Commission, the Company entered into an agreement in the fourth quarter of 2009 to settle for $8.0 million a purported class action lawsuit brought by former managers Haroldo Elias, Marco Ramirez and Javier Rivera. The Company funded the settlement on January 14, 2010 and the Superior Court of the State of California, County of Los Angeles, granted final approval of the class wide settlement and entered Final Judgment at a hearing on April 20, 2010.  This settlement also included and settled the previously disclosed purported class action complaint filed by Salvador Amezcua.

In April 2007, Dora Santana filed a purported class action in state court in Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. The parties have agreed to settle this matter for approximately $0.8 million and have executed a Settlement Agreement. This amount has been fully accrued for during the prior year and is included in the accompanying condensed consolidated balance sheets in accounts payable as of June 30, 2010.  The Court granted preliminary approval of the settlement on February 25, 2010. A hearing for final court approval is scheduled for August 16, 2010.

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The parties have agreed to settle this matter for approximately $1.7 million and have executed a Settlement Agreement. This amount has been fully accrued for during the prior year and is included in the accompanying condensed consolidated balance sheets in accounts payable as of June 30, 2010. The Court granted preliminary approval of the settlement on February 25, 2010, and the hearing for final court approval has been set for August 20, 2010.

Martin Penaloza, a former Assistant Manager, filed a purported class action on May 26, 2009 in Superior Court in Orange County, California. The claims, requested remedies, and potential class in this case overlap those in the Delgado lawsuit described above and will be included in that settlement.

In September 2008, American International Specialty Lines Insurance Company (AISLIC) from whom the Company acquired excess insurance coverage, filed an action for declaratory judgment seeking to have the court determine that it is not required to indemnify EPL for any amounts awarded against it (or paid in settlement) in connection’s with the previously settled EPL-Mexico v. EPL-USA trademark litigation. The court issued a tentative ruling that there was no coverage due to the intellectual property exclusion contained in the AISLIC policy.  In July 2010, the parties agreed to settle this matter for payment to the Company of $75,000 and a waiver of fees and costs by AISLIC.

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

Purchasing Commitments

The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 and 2012 with an estimated Company obligation totaling $4.2 million.

In March 2010, EPL executed a chicken supply contract with a vendor that has pricing relatively flat compared to the prior year’s expired contract.  The agreement provides for prices and minimum quantities of chicken totaling $20.3 million that EPL must purchase from such vendor for a period of two years.  Additionally, EPL has a balance of approximately 8 months remaining on contracts with certain other vendors for chicken totaling approximately $17.4 million.

EPL has a fixed price steak supply contract with a vendor that was entered into in January 2010.  The contract requires that the Company purchase a quantity totaling approximately $3.7 million and expires on December 31, 2010.  At June 30, 2010, our remaining obligation under the contract was approximately $1.6 million.

Contingent Lease Obligations

As a result of assigning our interest in obligations under real estate leases in connection with the sale of Company-owned restaurants to some of our franchisees, we are contingently liable on six lease agreements.  These leases have various terms, the latest of which expires in 2015.  As of June 30, 2010, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $1.2 million.  The present value of these potential payments discounted at our estimated pre-tax cost of debt at June 30, 2010 was approximately $0.9 million. Our franchisees are primarily liable on the leases.  We have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the leases.  We believe these cross-default provisions reduce the risk that we will be required to make payments under these leases.

9. Senior Secured Notes (2012 Notes)

On May 22, 2009, EPL issued $132.5 million aggregate principal amount of 11¾% senior secured notes due December 1, 2012 (the “2012 Notes”) in a private placement.  EPL sold the 2012 Notes at an issue price equal to 98.0% of the principal amount, resulting in gross proceeds to EPL of $129.9 million before expenses and fees.  At June 30, 2010, the Company had $130.7 million outstanding in aggregate principal amount of the 2012 Notes. The principal value of the 2012 Notes will increase (representing accretion of original issue discount) from the date of original issuance so that the accreted value of the 2012 Notes will be equal to the full principal amount of $132.5 million at maturity. Interest is payable each year in June and December beginning December 1, 2009. The 2012 Notes are guaranteed by Intermediate and are secured by a second priority lien on substantially all of the Company’s assets, which includes all of the outstanding common stock of EPL.  The 2012 Notes may be redeemed at a premium, at the discretion of EPL, after March 1, 2011, or sooner in connection with certain equity offerings. If EPL undergoes certain changes of control, each holder of the notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount.  The Indenture governing the 2012 Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to incur additional indebtedness, pay dividends or certain restricted payments, make certain investments, sell assets, create liens, merge and enter into certain transactions with its affiliates. As of June 30, 2010, EPL’s fixed charge coverage ratio was 1:24 to 1:00 which does not meet the coverage ratio of 2:00 to 1:00 which EPL must meet in order to incur additional indebtedness (other than indebtedness under our revolving credit facility) and make dividend and other restricted payments in an aggregate amount in excess of $2.9 million. A failure to comply with this ratio affects only EPL's ability to incur additional indebtedness and make certain dividend and other restricted payments, but does not constitute a default under the 2012 notes.

EPL incurred direct finance costs of approximately $9.2 million in connection with this offering and registration of these notes. These costs have been capitalized and are included in other assets in the accompanying condensed consolidated balance sheets, and the related amortization is reflected as a component of interest expense in the accompanying condensed consolidated statement of operations. The Company used the net proceeds from the 2012 Notes to repay certain indebtedness and for general corporate purposes. In December 2009, we completed the exchange of these notes for registered, publicly tradable notes that have substantially identical terms of these notes.

10. Senior Unsecured Notes Payable (2013 Notes)

EPL has outstanding $106.4 million aggregate principal amount of 11¾% senior notes due November 15, 2013 (the "2013 Notes"). Interest is payable in May and November beginning May 15, 2006. The 2013 Notes are unsecured, are guaranteed by Intermediate, and may be redeemed at a premium, at the discretion of the issuer. The indenture contains certain provisions which may prohibit EPL’s ability to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock and make certain dividends and other restricted payments, among other items.  As of June 30, 2010, EPL’s fixed charge coverage ratio was 1:15 to 1:00 which does not meet the coverage ratio of 2:00 to 1:00 which EPL must meet in order to incur additional indebtedness (other than indebtedness under our revolving credit facility) and make dividend and other restricted payments in an aggregate amount in excess of $2.9 million.  A failure to comply with this ratio affects only EPL’s ability to incur additional indebtedness and make certain dividend and other restricted payments, but does not constitute a default under the 2013 notes.

In October 2006, EPL completed the exchange of the 2013 Notes for registered, publicly tradable notes that have substantially identical terms as the 2013 Notes. The costs incurred in connection with the offering of the 2013 Notes have been capitalized and are included in other assets in the accompanying condensed consolidated balance sheets, and the related amortization is reflected as a component of interest expense in the accompanying condensed consolidated financial statements. The Company used the proceeds from the 2013 Notes to refinance certain indebtedness of the Company.

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

11. Revolving Credit Facility

On May 22, 2009, EPL entered into a credit agreement (the "Credit Facility") with Intermediate as guarantor, Jefferies Finance LLC, as administrative and syndication agent and the various lenders. The Credit Facility provides for a $12.5 million revolving line of credit with borrowings (including obligations in respect of revolving loans and letters of credit) limited at any time to the lesser of (i) $12.5 million and (ii) the Company’s consolidated cash flow for the most recently completed trailing twelve consecutive months and, in no event, shall obligations in respect to letters of credit exceed an amount equal to $10 million. Utilizing the Credit Facility, $6.3 million of letters of credit were issued and outstanding as of June 30, 2010.

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

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) incur additional indebtedness or issue preferred stock; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) make certain restricted payments; (vi) make investments, loans or advances; (vii) make certain acquisitions; (viii) engage in certain transactions with affiliates; (ix) change the Company’s lines of business or fiscal year; and (x) engage in speculative hedging transactions. In addition, the Credit Facility requires the Company to maintain, on a consolidated basis, a minimum level of consolidated cash flow at all times. As of June 30, 2010, the Company was in compliance with all of the financial covenants contained in the Credit Facility and had $6.2 million available for borrowings under the revolving line of credit.

12. PIK Notes (2014 Notes)

At June 30, 2010, Intermediate had $29.3 million outstanding in aggregate principal amount of the 14½% PIK notes due 2014.  No cash interest accrued on these notes prior to November 15, 2009. Instead, the principal value of these notes increased (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14½% per annum compounded annually, so that the accreted value of these notes on November 15, 2009 was equal to the full principal amount of $29.3 million due at maturity.

Beginning on November 15, 2009, cash interest accrued on these notes at an annual rate of 14½% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. The indenture governing these notes restricts Intermediate’s and EPL’s ability to, among other items, incur additional indebtedness, sell assets, engage in transactions with affiliates and issue or sell preferred stock. The indenture governing these notes also limits the ability of Intermediate or EPL to make payments to El Pollo Loco Holdings, Inc., the immediate parent corporation of Intermediate.  As of June 30, 2010, the Company’s fixed charge coverage ratio was 1:15 to 1:00 which does not meet the coverage ratio of 2:00 to 1:00 which the Company must meet in order to incur additional indebtedness (other than indebtedness under our revolving credit facility) and make dividend and other restricted to payments  in an aggregate amount in excess of $2.9 million.  A failure to comply with this ratio affects only the Company’s ability to incur additional indebtedness and make certain dividend and other restricted payments and does not constitute a default under the 2014 notes.

These notes are effectively subordinated to all existing and future indebtedness and other liabilities of EPL. These notes are unsecured and are not guaranteed. If any of these notes are outstanding at May 15, 2011, Intermediate is required to redeem for cash a portion of each note then outstanding at 104.5% of the accreted value of such portion of such note, plus accrued and unpaid interest, if any. This payment is currently estimated to be approximately $10.6 million. Additionally, Intermediate may, at its discretion, redeem for a premium any or all of these notes, subject to certain provisions contained in the indenture governing these notes. As a holding company, the stock of EPL constitutes Intermediate’s only material asset.  Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets.  Intermediate has no material assets or operations; the Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations.  EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 notes (see Note 10) and the 2012 Notes (see Note 9), have restrictions that limit distributions or dividends that may be paid by EPL to Intermediate.  See Note 14 for condensed consolidating financial statements of Intermediate and EPL.

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

As of December 30, 2009 and June 30, 2010, the Company has no material unrecognized tax benefits.

      The Company will continue to classify income tax penalties and interest as part of the provision for income taxes in its Condensed Consolidated Statements of Operations. The Company has not recorded accrued interest and penalties on uncertain tax positions as of June 30, 2010. The Company’s liability for uncertain tax positions is reviewed periodically and is adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new uncertain tax positions, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

The Company recorded a full valuation allowance on its deferred tax assets in 2009 due to uncertainties surrounding the Company’s ability to generate future taxable income to realize such deferred income tax assets.  In evaluating the need for a valuation allowance, the Company made judgments and estimates related to future taxable income, the timing of the reversal of temporary differences and facts and circumstances.  The Company continues to maintain a full valuation allowance against its deferred tax assets as of June 30, 2010.  However, subsequent changes in facts and circumstances that affect the Company’s judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the valuation allowance.

14. Financial Information for Parent Guarantor and Subsidiary

The following presents condensed consolidating financial information for the Company, segregating: (1) Intermediate, the parent which has unconditionally guaranteed, jointly and severally the 2012 Notes and 2013 Notes and has pledged its investment in the common stock of EPL as collateral for the 2012 Notes; and (2) EPL, the issuer of the 2012 Notes that also unconditionally guaranteed, jointly and severally the 2012 Notes.  EPL is a wholly owned subsidiary of Intermediate.

For the Thirteen Weeks Ended June 30, 2010
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
Revenues	$71,235	$-	$71,235	$-	$71,235
Operating expenses	63,978	16	63,994	-	63,994
Operating income (loss)	7,257	(16)	7,241	-	7,241
Investment in subsidiary	-	865	865	(865)	-
Interest expense and other	8,166	1,077	9,243	-	9,243
Provision (benefit) for income taxes	(44)	73	29	-	29
Net loss	(865)	(2,031)	(2,896)	865	(2,031)

For the Thirteen Weeks Ended July 1, 2009
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
Revenues	$72,664	$-	$72,664	$-	$72,664
Operating expenses	68,531	(7)	68,524	-	68,524
Operating income	4,133	7	4,140	-	4,140
Investment in subsidiary	-	15,513	15,513	(15,513)	-
Interest expense and other	8,059	969	9,028	-	9,028
Provision for income taxes	11,587	8,022	19,609	-	19,609
Net loss	(15,513)	(24,497)	(40,010)	15,513	(24,497)

For the Twenty-six Weeks Ended June 30, 2010
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
Revenues	$139,227	$-	$139,227	$-	$139,227
Operating expenses	127,552	81	127,633	-	127,633
Operating income (loss)	11,675	(81)	11,594	-	11,594
Investment in subsidiary	-	5,438	5,438	(5,438)	-
Interest expense and other	16,320	2,155	18,475	-	18,475
Provision (benefit) for income taxes	793	(20)	773	-	773
Net loss	(5,438)	(7,654)	(13,092)	5,438	(7,654)

Cash flow used in operations	(1,718)	(2,128)	(3,846)	-	(3,846)
Cash flow used in investing activities	(3,655)	-	(3,655)	-	(3,655)
Cash flow (used in) provided by financing activities	(2,468)	2,127	(341)	-	(341)
Net decrease in cash	(7,841)	(1)	(7,842)	-	(7,842)
Cash and equivalents at beginning of period	11,126	151	11,277	-	11,277
Cash and equivalents at end of period	3,285	150	3,435	-	3,435

For the Twenty-six Weeks Ended July 1, 2009
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
Revenues	$143,297	$-	$143,297	$-	$143,297
Operating expenses	135,035	77	135,112	-	135,112
Operating income (loss)	8,262	(77)	8,185	-	8,185
Investment in subsidiary	-	15,825	15,825	(15,825)	-
Interest expense and other	12,516	1,901	14,417	-	14,417
Provision for income taxes	11,571	7,971	19,542	-	19,542
Net loss	(15,825)	(25,774)	(41,599)	15,825	(25,774)

Cash flow provided by operations	6,846	1	6,847	-	6,847
Cash flow used in investing activities	(11,085)	-	(11,085)	-	(11,085)
Cash flow provided by financing activities	13,757	-	13,757	-	13,757
Net increase in cash	9,518	1	9,519	-	9,519
Cash and equivalents at beginning of period	926	150	1,076	-	1,076
Cash and equivalents at end of period	10,444	151	10,595	-	10,595

As of June 30, 2010
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
ASSETS
Current Assets	$15,989	$152	$16,141	$(461)	$15,680
Investment in subsidiary	-	123,028	123,028	(123,028)	-
Property and equipment	75,746	-	75,746	-	75,746
Other assets	354,142	3,241	357,383	(2,999)	354,384
Total assets	445,877	126,421	572,298	(126,488)	445,810

LIABILITIES & EQUITY
Current liabilities	30,591	11,119	41,710	(2,999)	38,711
Non-current liabilities	292,258	18,721	310,979	(461)	310,518
Equity	123,028	96,581	219,609	(123,028)	96,581
Total liabilities & equity	445,877	126,421	572,298	(126,488)	445,810

As of December 30, 2009
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
ASSETS
Current assets	$28,516	$156	$28,672	$(462)	$28,210
Investment in subsidiary	-	130,368	130,368	(130,368)	-
Property and equipment	77,868	-	77,868	-	77,868
Other assets	355,541	3,342	358,883	(3,071)	355,812
Total assets	461,925	133,866	595,791	(133,901)	461,890

LIABILITIES & EQUITY
Current liabilities	40,132	514	40,646	(3,072)	37,574
Non-current liabilities	291,425	29,342	320,767	(461)	320,306
Equity	130,368	104,010	234,378	(130,368)	104,010
Total liabilities & equity	461,925	133,866	595,791	(133,901)	461,890

15. New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force , which amends the guidance in ASC 605, Revenue Recognition . ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements regarding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into during fiscal years beginning on or after June 15, 2010. The Company’s adoption of ASU No. 2009-13 is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition. ASU No. 2010-17 provides guidance on defining a milestone and determining when it is appropriate to utilize the milestone method of revenue recognition in research and development arrangements. In addition, this ASU requires new disclosures for companies that have research and development arrangements that are accounted for using the milestone method. ASU No. 2010-17 will be effective on a prospective basis for milestones achieved during interim and annual periods beginning on or after June 15, 2010 and early adoption is permitted. The Company’s adoption of ASU No. 2010-17 is not expected to have a material impact on the Company’s financial position or results of operations.

16. Restatement of Condensed Consolidated Financial Statements

We have restated our accompanying 13 weeks ended and 26 weeks ended July 1, 2009 Condensed Consolidated Statements of Operations and 26 weeks ended July 1, 2009 Condensed Consolidated Statements of Cash Flows from amounts previously reported to correct an income tax error associated with the accounting for a full valuation allowance recorded during the second quarter of 2009. The error was due to incorrectly classifying certain intangible assets as indefinite-lived assets when the full valuation allowance was recorded.

The correction of the error, as reflected in our 13 weeks ended and 26 weeks ended July 1, 2009 Condensed Consolidated Statements of Operations, decreased our provision for income taxes and net loss for the period by $2,747,000. This correction also decreased our net loss and deferred income taxes on the Condensed Consolidated Statements of Cash Flows for the 26 weeks ended July 1, 2009 by $2,747,000 as well.

The following is a summary of effects of these changes on the 2009 Condensed Consolidated Financial Statements:

	Condensed Consolidated Statements of Operations (In thousands)
	As
	Previously
13 Weeks Ended July 1, 2009	Reported	Adjustments	As Adjusted
Provision (benefit) for income taxes	22,356	(2,747)	19,609
Net income (loss)	(27,244)	2,747	(24,497)

26 Weeks Ended July 1, 2009
Provision (benefit) for income taxes	22,289	(2,747)	19,542
Net income (loss)	(28,521)	2,747	(25,774)
	Condensed Consolidated Statements of Cash Flows
	(In thousands)
	As
	Previously
26 Weeks Ended July 1, 2009	Reported	Adjustments	As Adjusted
Net income (loss)	(28,521)	2,747	(25,774)
Deferred income taxes	22,289	(2,747)	19,542

17.  Subsequent Events

On August 11, 2010, Stephen E. Carley, President, Chief Executive Officer and director of the Company, notified the Company of his voluntary resignation as President, Chief Executive Officer and director of the Company, effective as of September 12, 2010.

Effective as of September 12, 2010, Stephen J. Sather, Senior Vice President of Operations of the Company, will be appointed to serve as the acting President and Chief Executive Officer of the Company. Mr. Sather will continue to serve in his current position as Senior Vice President of Operations while serving as acting President and Chief Executive Officer of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and related notes thereto included elsewhere in this filing.

Certain statements contained within this report may be deemed to constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Company intends that all such statements be subject to the safe harbor provisions contained in those sections.  Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Forward-looking statements generally contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” “should,” “may,” “could” or words or phrases of similar meaning.

These forward-looking statements reflect our current views with respect to future results, performance, achievements or events.  Readers are cautioned that such forward-looking statements are subject to risks and uncertainties and many important factors, including factors outside of the control of the Company, could cause actual results, performance, achievements or events to differ materially from those discussed in the forward-looking statements. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include but are not limited to the adverse impact of economic conditions on our operating results and financial condition, on our ability to comply with the terms and covenants of our debt agreements and on our ability to pay or to refinance our existing debt or to obtain additional financing; our substantial level of indebtedness; food-borne-illness incidents; negative publicity, whether or not valid; increases in the cost of chicken;  our dependence upon frequent deliveries of food and other supplies; our vulnerability to changes in consumer preferences and economic conditions; our sensitivity to events and conditions in the greater Los Angeles area, our largest market; our ability to compete successfully with other quick service and fast casual restaurants; our ability to expand into new markets; our reliance on our franchisees, who have also been adversely impacted by the recession; matters relating to labor laws and the adverse impact of related litigation, including wage and hour class actions; our ability to support our  franchise system; our ability to renew leases at the end of their term; the impact of applicable federal, state or local government regulations; our ability to protect our name and logo and other proprietary information; litigation we face in connection with our operations.  Actual results may differ materially due to these risks and uncertainties and those described in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 30, 2010, as updated from time to time in our quarterly reports and current reports filed with the Commission.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure the reader that the results, performance, achievements or events contemplated by the forward-looking statements will be realized in the timeframe anticipated or at all.  In light of the significant uncertainties inherent in forward-looking statement included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be achieved.   Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Overview

EPL Intermediate, Inc. (“Intermediate”) through its wholly-owned subsidiary El Pollo Loco, Inc. (“EPL” and together with Intermediate, the “Company,” “we,” “us” and “our”) owns, operates and franchises restaurants specializing in marinated flame-grilled chicken. Our distinct menu, inspired by the kitchens of Mexico, features our authentic recipe flame-grilled chicken, which along with our service format and value price points, serves to differentiate our unique brand.  In the first half of 2010, we introduced steak products as an additional choice for our customers.  We offer high-quality, freshly-prepared food commonly found in fast casual restaurants, while at the same time providing the value and convenience typically available at traditional quick serve restaurant or QSR chains.  Our restaurants are located principally in California, with additional restaurants in Arizona, Colorado, Connecticut, Georgia, Illinois, Missouri, Nevada, New Jersey, Oregon, Texas, Utah, and Virginia. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-thru convenience.

Our store counts at July 1, 2009, June 30, 2010 and December 30, 2009 are set forth below:

	El Pollo Loco Restaurants
	July 1, 2009	June 30, 2010	December 30, 2009
Company-owned	167	171	172
Franchised	250	241	243
System-wide	417	412	415

During the 26 weeks ended June 30, 2010, the Company did not open any new restaurants and closed one restaurant. During this same 26 week period, our franchisees opened one new restaurant and closed three restaurants.

We plan to open a total of two company-operated restaurants in fiscal 2010. We believe our franchisees will open a total of three to four new restaurants in fiscal 2010, two of which opened as of July 8, 2010.  The growth in new restaurant openings and the rate of restaurant closings have been, and are expected to continue to be, negatively impacted by the economic climate, as discussed below.  In response to this challenging economic environment, we are adjusting our growth strategy for the future to focus on a new generation (Gen3) reduced cost restaurant that we believe will appeal to both single unit and multi-unit franchisees.  The Gen3 is designed to offer the same features (with fewer seats and no salsa bar) of a typical 2,600 square foot free-standing drive-thru restaurant, at about half the cost.  The Gen3, which is expected to range from 1,800 to 2,200 square feet, is also expected to have reduced construction costs and a shorter build-out period than our existing restaurant design.

At the end of the second quarter of 2010, we had 19 system-wide restaurants open in markets east of the Rockies. The 19 open stores are currently experiencing a wide range of sales volumes, and a majority of them have sales volumes that are significantly less than the chain average due to the lack of brand awareness in the new markets.

Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters our comparable restaurant base for the calculation of same-store sales the first full week after the 15-month anniversary of its opening. For the 13 weeks ended June 30, 2010, same-store sales for system-wide restaurants decreased 4.9% compared to the corresponding period in 2009.  For the 26 weeks ended June 30, 2010, same-store sales for system-wide restaurants decreased 5.7% compared to the corresponding period in 2009. System-wide same-store sales include same-store sales at all company-owned stores and franchise-owned stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenue) and contribute to advertising pools based on a percentage of their sales.  Same-store sales at company-operated restaurants decreased 3.2% for the 13 weeks ended June 30, 2010 compared to the 13 weeks ended July 1, 2009.  Same-store sales at company-operated restaurants decreased 4.3% for the 26 weeks ended June 30, 2010 compared to the 26 weeks ended July 1, 2009.

Changes in company-operated restaurant revenue reflect changes in the number of company-operated restaurants and changes in same-store sales, which are impacted by price and transaction volume changes.  The depressed economy and increased unemployment, especially in California where a majority of our company-operated restaurants are located, negatively impacted our transaction volume in the first two quarters of 2010. Consumers are eating out less, and when they do eat out, are more sensitive to price increases and are looking for specials and promotions. This has an impact on both same-store sales and on restaurant margins. We believe 2010 will be as challenging as 2009 from an economic standpoint for QSR’s making it difficult to achieve same-store sales growth. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics.

Franchise revenue consists of royalties, initial franchise fees revenue, IT support services fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. During 2009 and the first two quarters of 2010, due to adverse economic conditions, some of our franchises were late in the payment of franchise fees due us and one franchisee filed for bankruptcy in 2009 (we purchased four of its stores and five other stores were closed).   As of June 30, 2010, we had commitments from franchisees to open 71 restaurants at various dates through 2024. However, the current adverse economic and liquidity conditions have caused some franchisees to delay the opening of new restaurants under existing development agreements or to terminate such agreements.  As a result of these conditions, we estimate that 13 of those restaurants could open. As of June 30, 2010 we were legally authorized to market franchises in 40 states. We have entered into development agreements that usually result in area development fees being recognized as the related restaurants open.  Due to the recession and associated liquidity crisis, most of our developing franchisees are having a difficult time obtaining financing for new restaurants. Additionally, some of our franchisees that operate other restaurant concepts have incurred significant loss of cash flow due to declining sales in these other concepts, as well as their El Pollo Loco restaurants. This has had the effect of slowing development of new El Pollo Loco restaurants, especially in new markets.  In addition, the economic conditions have had a negative effect on our ability to recruit and financially qualify new single-unit and developing franchisees.  We expect these trends to continue at least through 2010.  We expect that many of the franchisees who have development agreements will not be able to meet the new unit opening dates required under the agreements. There were two franchise development agreements that were terminated in the first quarter of 2010 and as a result, the Company recognized approximately $240,000 of income related to those terminations in the first quarter of 2010.  No franchise development agreements were terminated in the second quarter of 2010.

 We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue may exceed, equal or be less than rent payments made under the leases that are included in franchise expense depending on the specific location.  Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

        Product cost, which includes food and paper costs, is our largest single expense. Chicken accounts for the largest part of product cost, which was approximately 11.7% of revenue for company-owned restaurants in the first twenty-six weeks ended June 30, 2010.  These costs are subject to increase or decrease based on commodity cost changes and depend in part on the success of controls we have in place to manage product cost in the restaurants. We currently have three supply contracts for chicken.  Two of the contracts have a floor and ceiling price for chicken which expire in February 2011 and our remaining commitments to purchase chicken under these two supply contracts totaled approximately $16.1 million at June 30, 2010.   In March 2010, we entered into a new two year supply contract for chicken that has a fixed price for the term of the agreement.  This new chicken supply contract has pricing that is relatively consistent compared to the prior year’s expired contract and provides that we will make purchases of chicken totaling approximately $20.3 million from the vendor over the two year term of the contract.  We also have long-term beverage supply agreements with terms extending into 2011 and 2012 with estimated remaining obligations at June 30, 2010 totaling $4.2 million and a fixed price steak supply contract which expires on December 31, 2010.  At June 30, 2010, we estimate that our remaining obligation under this steak supply contract was approximately $1.6 million.  For the near term, based upon current market conditions, we currently believe that our overall product costs will in the  best case remain relatively constant, although increases are possible.

Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation, including minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. Should there be any increases in minimum wages, there is no assurance that we will be able to increase menu prices in the future to offset any of these increased costs. Workers’ compensation insurance costs are subject to a number of factors, including the impact of legislation. We have seen an overall reduction in the number of workers’ compensation claims due to employee safety initiatives that we implemented in 2002.  This has resulted in lower workers’ compensation expenses in the twenty-six weeks ended June 30, 2010, compared to the corresponding period in 2009. We self-insure employee health benefits.  We cannot estimate at this time the effect that the recently passed healthcare reform legislation will have on our self insurance programs or on our business, financial condition, results of operations or cash flow, although we expect that it will increase our future health insurance costs significantly and, accordingly, have a negative impact on us and on some of our franchisees as we currently do not believe that all such increased costs can be passed on to our customers through higher prices given current economic and competitive conditions.

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

2010 Initiatives

  In January 2010, we introduced steak, to our menu in a limited time offer promotion.   The citrus-marinade and signature flame-grilling technique on our steak products provides an additional choice for our customers to enjoy, in addition to our flame-grilled chicken products. After evaluation of the steak products during the first quarter of 2010, the Company added steak as a permanent choice to our menu in the second quarter of 2010. As of the twenty-six weeks ended June 30, 2010, steak products were approximately 6.6% of our total sales mix as a percent of restaurant sales.

We have “refreshed” the majority of our company-owned stores to improve the appearance of our units. The “refresh” scope of work may have included a fresh coat of paint to the interior and/or exterior, wallpaper, restroom finishes, replacing lighting fixtures and ceilings and replacing tables, chairs, and artwork in the restaurants. As of June 30, 2010, the Company had “refreshed” approximately 110 restaurants. The “refresh” of an approximate target of 115 company-owned restaurants is expected to be completed by the end of August 2010.  We estimate our total cost to “refresh” Company stores to be approximately $3.0 million. Additionally, over 100 franchisee-owned restaurants have been scoped for the “refresh” program in 2010.  In order to conserve capital until our operating results improve, the Company believes this is the best alternative to a complete and more expensive “re-image” program at this time.

Results of Operations

Our operating results for the 13 weeks ended July 1, 2009 and June 30, 2010 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended
	July 1, 2009	June 30, 2010
Operating Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	32.8	31.2
Payroll and benefits	26.7	26.1
Depreciation and amortization	4.1	3.9
Other operating expenses	37.5	34.9
Operating income	6.1	10.9
Interest expense-net	12.4	13.9

Other expense	1.0	0.0
Other income	0.0	0.0

Loss before provision for income taxes	(7.2)	(3.0)
Provision for income taxes	28.9	0.0
Net loss	(36.1)	(3.1)
Supplementary Operating Statement Data:
Restaurant other operating expense	23.5	22.9
Franchise expense	1.4	1.4
General and administrative expense (1)	12.6	10.6
Total other operating expenses	37.5	34.9

(1) General and administrative expenses as a percent of total operating revenue for 2009 and 2010 were 11.8% and 9.9%, respectively.

13 Weeks Ended June 30, 2010 Compared to 13 Weeks Ended July 1, 2009

Restaurant revenue decreased $1.3 million, or 1.9%, to $66.5 million for the 13 weeks ended June 30, 2010 from $67.8 million for the 13 weeks ended July1, 2009. This decrease was primarily due to a reduction of $2.2 million in restaurant revenue resulting from a 3.2% decrease in company-operated same-store sales for the 2010 period from the 2009 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s fifteen-month anniversary. The components of the company-operated comparable sales decrease were attributed to a transaction decrease of 11.4%, and a check average increase of 9.2%. Check average increased and transactions decreased in the second quarter of 2010 compared to the second quarter of 2009 mainly due to deep discount promotions in the second quarter of 2009 that increased traffic and lowered check averages in that period.  In addition, the company-operated same-store sales decrease reflects intense competition and a general sales softness in the QSR industry due to higher unemployment, the recession and other adverse economic and consumer confidence factors that escalated in 2009 and are expected to continue through the remainder of 2010 and possibly into 2011.  The decrease was also due to lost sales of $0.4 million from the closure of one and two company-operated restaurants in 2009 and 2010, respectively, of which one was managed by EPL through a management agreement with a franchisee. These decreases were partially offset by $0.6 million of revenue from four restaurants opened in fiscal 2009 and also by $0.9 million of revenue from four restaurants purchased from a franchisee in September 2009.

Franchise revenue decreased $0.2 million, or 3.3%, to $4.7 million for the 13 weeks ended June 30, 2010 from $4.9 million for the 13 weeks ended July 1, 2009. This decrease is due primarily to lower royalties and percentage rent income, which are based on sales, resulting from a 6.0% decrease in franchise-operated same-store sales for the 2010 period from the 2009 period.  Franchise-operated same-store sales were impacted by the same adverse factors that affected company-operated same-store sales described above. Additionally, franchise revenue for the second quarter of 2010 was adversely impacted by the closure of three and thirteen franchise units in the first half of 2010 and in 2009, respectively, which impact was partially offset by the four openings in 2009 and one new restaurant in the first half of 2010.

Product costs decreased $1.4 million, or 6.4%, to $20.8 million for the 13 weeks ended June30, 2010 from $22.2 million for the 13 weeks ended July 1, 2009. This decrease resulted primarily from the overall decline in company-operated restaurant revenue in the 2010 period compared to the 2009 period.

Product cost as a percentage of restaurant revenue was 31.2% for the 13 weeks ended June 30, 2010 compared to 32.8% for the 13 weeks ended July 1, 2009. This decrease resulted primarily from certain contracts for non-ingredient items that were renewed in the first quarter 2010 with favorable pricing compared to the prior year, and promotions in the prior year comparable period which featured deep discounts which were not continued in the 2010 period.  The decreases in product costs as a percentage of restaurant revenue were partially offset by the introduction in the first half of 2010 of our steak products which have lower gross margins than our overall chicken products.  Overall, we expect pressure on commodity costs to continue for the remainder of 2010.

Payroll and benefit expenses decreased $0.7 million, or 3.9%, to $17.4 million for the 13 weeks ended June 30, 2010 from $18.1 million for the 13 weeks ended July 1, 2009.  This decrease resulted from fewer employees needed to support the lower sales volume for the 2010 period and some enhancements we made to our labor scheduling tool. The decrease was partially offset by the four restaurants opened and four acquired restaurants in 2009.

As a percentage of restaurant revenue, these costs decreased 0.6% to 26.1% for the 2010 period from 26.7% for the 2009 period mainly due to the reasons mentioned above.

Depreciation and amortization decreased $0.2 million, or 6.9%, to $2.6 million for the 13 weeks ended June 30, 2010 compared to $2.8 million for the 13 weeks ended July 1, 2009.   This decrease was mainly attributed to a portion of our point of sale equipment in our restaurants becoming fully depreciated and no longer having amortization expense of our franchise network intangible asset that was fully impaired in 2009.  These decreases were partially offset by additional restaurants opened.

Depreciation and amortization as a percentage of restaurant revenue decreased slightly to 3.9% for the thirteen weeks ended June 30, 2010 compared with 4.1% for the thirteen weeks ended July 1, 2009.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, decreased $0.7 million, or 4.4%, to $15.2 million for the 13 weeks ended June 30, 2010 from $15.9 million for the 13 weeks ended July 1, 2009. This decrease is mainly attributed to the reasons noted below.

Restaurant other operating expense as a percentage of restaurant revenue decreased to 22.9% for the 2010 period from 23.5% for the 2009 period. The decrease was primarily due to lower advertising expense of $0.7 million or 1.0% as a percentage of restaurant revenue. Advertising expense each quarter may be above or below our planned annual rate of approximately 4% of revenue, depending on the timing of marketing promotions and the relative weights and price of media spending.  Additionally, other operating expenses were favorable when compared to the comparable prior year period by $0.1 million or 0.1% as a percent of restaurant sales due to some expenses in the second quarter of 2009 that did not occur in the second quarter of 2010, lower operating supply purchases and the timing of services performed relating to service contracts compared to the prior year. These expenses were partially offset by higher repairs and maintenance expense of $0.1 million or 0.2% as a percentage of restaurant revenue mainly due to timing and some expenses associated with our “Refresh” program.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense remained flat at $1.0 million for the 13 weeks ended June 30, 2010 and July 1, 2009.

General and administrative expense decreased $1.6 million, or 17.7%, to $7.0 million for the 13 weeks ended June 30, 2010 from $8.6 million for the 13 weeks ended July 1, 2009. The decrease was mainly attributed to a decrease in legal settlements of $3.0 million.  The decrease was partially offset by $1.3 million of asset impairment charges which were recognized in the second quarter of 2010 for one underperforming store that will continue to be operated.

General and administrative expense as a percentage of total revenue decreased 1.9% to 9.9% for the 13 weeks ended June 30, 2010 from 11.8% for the 13 weeks ended July 1, 2009. The decrease was due to the decline in the relative amounts spent during the periods, which decline was partially offset by the decline in revenue, in each case for the reasons noted above.

Interest expense, net of interest income, increased $0.8 million, or 10.3%, to $9.2 million for the 13 weeks ended June 30, 2010 from $8.4 million for the 13 weeks ended July 1, 2009. Due to issuing $132.5 million aggregate principal amount of 11¾% senior secured notes in May, 2009 and paying off our 2009 senior secured notes, our average debt balances for the 13 weeks ended June 30, 2010, increased to $268.3 million compared to $253.2 million for the thirteen weeks ended July 1, 2009 and our average interest rate increased to 12.48% for the thirteen weeks ended June 30, 2010 compared to 9.68% for the 2009 period.

The Company had $0.6 million in other expense in the 2009 period primarily related to the change in the fair value of the interest rate swap agreement.  The fixed interest rate that the Company agreed to pay was higher than the floating rate estimated for the life of the agreement.  The Company terminated the interest rate swap agreement in the second quarter of 2009.

Despite having a loss for the thirteen weeks ended June 30, 2010, we had an income tax provision of $0.03 million primarily related to the effect of changes in our deferred taxes and the related effect of maintaining a full valuation allowance against certain of our deferred tax assets as of June 30, 2010.   For the thirteen weeks ended July 1, 2009, we had an income tax provision of $19.6 million as we recorded a valuation allowance against our deferred tax assets.

As a result of the factors noted above, we had a net loss of $2.0 million for the 13 weeks ended June 30, 2010 compared to a net loss of $24.5 million for the 13 weeks ended July 1, 2009.

Our operating results for the 26 weeks ended July 1, 2009 and June 30, 2010 are expressed as a percentage of restaurant revenue below:

	26 Weeks Ended
	July 1, 2009	June 30, 2010
Operating Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	32.3	31.2
Payroll and benefits	26.8	26.9
Depreciation and amortization	4.2	4.0
Other operating expenses	37.8	36.2
Operating income	6.1	8.9
Interest expense-net	10.8	14.2

Other expense	0.3	0.0
Other income	(0.3)	0.0

Loss before provision for income taxes	(4.7)	(5.3)
Provision for income taxes	14.6	0.6
Net loss	(19.3)	(5.9)
Supplementary Operating Statement Data:
Restaurant other operating expense	23.1	23.8
Franchise expense	1.5	1.5
General and administrative expense (1)	13.2	10.9
Total other operating expenses	37.8	36.2

(1) General and administrative expenses as a percent of total operating revenue for 2009 and 2010 were 12.3% and 10.1%, respectively.

26 Weeks Ended June 30, 2010 Compared to 26 Weeks Ended July 1, 2009

Restaurant revenue decreased $3.8 million, or 2.8%, to $129.9 million for the 26 weeks ended June 30, 2010 from $133.7 million for the 26 weeks ended July1, 2009. This decrease was primarily due to a reduction of $5.6 million in restaurant revenue resulting from a 4.3% decrease in company-operated same-store sales for the 2010 period from the 2009 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s fifteen-month anniversary. The components of the company-operated comparable sales decrease were attributed to a transaction decrease of 9.3%, and a check average increase of 5.5%. Check average increased and transactions decreased in the first 26 weeks of 2010 compared to the first 26 weeks of 2009 mainly due to deep discount promotions in the first 26 weeks of  2009 that increased traffic and lowered check averages in that period. The decrease was also due to lost sales of $0.6 million and $0.7 million from the closure of one and two company-operated restaurants in 2009 and 2010, respectively, of which one was managed by EPL through a management agreement with a franchisee. These decreases were partially offset by $1.6 million of revenue from four restaurants opened in fiscal 2008 and 2009 not yet in the comparable store base and also by $1.9 million of revenue from four restaurants purchased from a franchisee in September 2009.

Franchise revenue decreased $0.3 million, or 3.1%, to $9.3 million for the 26 weeks ended June 30, 2010 from $9.6 million for the 26 weeks ended July 1, 2009. This decrease is due primarily to lower royalties and percentage rent income, which are based on sales, resulting from a 6.7% decrease in franchise-operated same-store sales for the 2010 period from the 2009 period.  Franchise-operated same-store sales were impacted by the same adverse factors that affected company-operated same-store sales described above. Additionally, franchise revenue was negatively impacted by the closure of three and thirteen franchise units in the first half of 2010 and in 2009, respectively and which negative impact was partially offset by the five openings in 2009.

Product costs decreased $2.6 million, or 6.1%, to $40.5 million for the 26 weeks ended June 30, 2010 from $43.2 million for the 26 weeks ended July 1, 2009. This decrease resulted primarily from the decline in company-operated restaurant revenue in the 2010 period compared to the 2009 period.

Product cost as a percentage of restaurant revenue was 31.2% for the 26 weeks ended June 30, 2010 compared to 32.3% for the 26 weeks ended July 1, 2009. This decrease resulted primarily from certain contracts for non-ingredient items that were renewed in the first quarter 2010 with favorable pricing compared to the prior year and promotions in the prior year comparable period which featured deep discounts which were not continued in the 2010 period.  The decreases in product costs as a percentage of restaurant revenue were partially offset by the introduction in the first half of 2010 of our steak products which have lower gross margins than our overall chicken products.  Overall, we expect pressure on commodity costs to continue for the remainder of 2010.

Payroll and benefit expenses decreased $0.9 million, or 2.4%, to $34.9 million for the 26 weeks ended June 30, 2010 from $35.8 million for the 26 weeks ended July 1, 2009.  This decrease resulted from fewer employees needed to support the lower sales volume for the 2010 period and some enhancements we made to our labor scheduling tool. The decrease was partially offset by increased labor costs required to train our restaurant employees for our new steak roll-out in January 2010 and the four restaurants opened and four acquired restaurants in 2009.

As a percentage of restaurant revenue, payroll and benefits expense increased 0.1% to 26.9% for the 2010 period from 26.8% for the 2009 period due to the decrease in restaurant revenue and relatively fixed nature of restaurant management costs and increased training mentioned above.

Depreciation and amortization decreased $0.4 million, or 7.8%, to $5.2 million for the 26 weeks ended June 30, 2010 compared to $5.6 million for the 26 weeks ended July 1, 2009.   This decrease was mainly attributed to a portion of our point of sale equipment in our restaurants becoming fully depreciated and no longer having amortization expense of our franchise network intangible asset that was fully impaired in   2009.  These decreases were partially offset by additional restaurants opened.

Depreciation and amortization as a percentage of restaurant revenue decreased slightly to 4.0% for the 26 weeks ended June 30, 2010 compared with 4.2% for the 26 weeks ended July 1, 2009.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expense were $30.9 million for the 26 weeks ended June 30, 2010 and were unchanged compared with the  26 weeks ended July 1, 2009.

Restaurant other operating expense as a percentage of restaurant revenue increased to 23.8% for the 2010 period from 23.1% for the 2009 period. The increase was mainly due to deleverage caused by lower sales, an increase in occupancy costs of 0.3% as a percentage of restaurant sales, an increase in natural gas of 0.2% as a percent of restaurant revenue mainly due to higher natural gas prices, and higher repairs and maintenance expense of $0.2 million or 0.2% as a percentage of restaurant revenue mainly due to timing and some expenses associated with our “Refresh” program.  These increases were partially offset by lower advertising expense of $0.3 million or flat as a percentage of restaurant revenue.  Advertising expense each period may be above or below our planned annual rate of 4% of revenue, depending on the timing of marketing promotions and the relative weights of advertising and prices of media spending.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense remained relatively flat at $1.9 million for the 26 weeks ended June 30, 2010 and July 1, 2009.

General and administrative expense decreased $3.6 million, or 20.4%, to $14.1 million for the 26 weeks ended June 30, 2010 from $17.7 million for the 26 weeks ended July 1, 2009. The decrease was mainly attributed to a decrease in legal settlements of $2.9 million and a decrease in asset impairment of $0.7 million.

General and administrative expense as a percentage of total revenue decreased 2.2% to 10.1% for the 26 weeks ended June 30, 2010 from 12.3% for the 26 weeks ended July 1, 2009. The decrease was mainly due to the decline in the relative amounts spent during the periods, which decline was partially offset by the decline in revenue, in each case for the reasons noted above.

Interest expense, net of interest income, increased $4.0 million, or 28.1%, to $18.5 million for the 26 weeks ended June 30, 2010 from $14.4 million for the 26 weeks ended July 1, 2009. Due to issuing $132.5 million aggregate principal amount of 11¾% senior secured notes in May, 2009 and paying off our 2009 senior secured notes, our average debt balances for the 26 weeks ended June 30, 2010, increased to $268.3 million compared to $254.4 million for the 26 weeks ended July 1, 2009 and our average interest rate increased to 12.51% for the 26 weeks ended June 30, 2010 compared to 9.12% for the 2009 period.

The Company had $0.4 million in other expense in the 2009 period related to the change in the fair value of the interest rate swap agreement.  The fixed interest rate that the Company agreed to pay was higher than the floating rate estimated for the life of the agreement.  The Company terminated the interest rate swap agreement in the second quarter of 2009.

The Company had $0.5 million in other income in the 2009 period attributed to a net gain on the repurchase of a portion of the 2013 notes.  This gain was net of the portion of the deferred finance costs associated with the notes.  No bonds were repurchased in the first 26 weeks of 2010.

Despite having a loss for the 26 weeks ended June 30, 2010, we had an income tax provision of $0.8 million, primarily related to the effect of changes in our deferred taxes and the related effect of maintaining a full valuation allowance against certain of our deferred tax assets as of June 30, 2010. For the 26 weeks ended July 1, 2009, we had an income tax provision of $19.5 million as we recorded a valuation allowance against our deferred tax assets.

As a result of the factors noted above, we had a net loss of $7.7 million for the 26 weeks ended June 30, 2010 compared to a net loss of $25.8 million for the 26 weeks ended July 1, 2009.

Liquidity and Capital Resources

       Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. At June 30, 2010, our total debt was $268.4 million, compared to $268.2 million at December 30, 2009. Assuming we do not repurchase  any of the outstanding 2014 bonds, in May 2011 Intermediate is required to make a mandatory redemption of a portion of our 2014 Notes at an estimated cost of approximately $10.6 million along with the interest payment that will then be due.  See “ Debt and Other Obligations ” below. Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our available cash and our ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash of $3.4 million at June 30, 2010, available borrowings under our credit facility (which availability was  approximately $6.2 million at June 30, 2010), and funds from Chicken Acquisition Corp. (“CAC”) will be adequate to meet our liquidity needs for the next 12 months.  Under the covenants governing our outstanding Notes, EPL is limited on the amount that it can distribute to Intermediate, including amounts that Intermediate could use to fund its debt service.    Intermediate is a wholly-owned subsidiary of El Pollo Loco Holdings, Inc., which is a wholly owned indirect subsidiary of CAC.   Our results of operations as well as current economic and constrained liquidity conditions could make it more difficult or costly for us to obtain additional debt financing or to refinance our existing debt when it becomes necessary (assuming such financing is then available to the Company), or could otherwise make alternative sources of liquidity or financing costly or unavailable. See “ Debt and Other Obligations ”.

In the 26 week period ended June 30, 2010, our capital expenditures totaled $3.7 million, consisting mainly of $2.2 million for restaurant image “refreshes” and $1.0 million for capitalized repairs of existing sites and $0.5 million for point of sale upgrades and corporate information technology enhancements. We currently expect our capital expenditures for 2010 to be approximately $7.0 to $8.0 million in light of a reduced number of expected new store openings in 2010 compared to prior years and increased restaurant image “refreshes” in 2010.

Cash and cash equivalents, including restricted cash, decreased $7.8 million from $11.4 million at December 31, 2009 to $3.6 million at June 30, 2010. See “Working Capital and Cash Flows” below for information explaining this decrease.  We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity and capital needs.  If we acquire additional restaurants from franchisees, our debt service requirements could increase.  In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions.  If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity.  We cannot provide assurance that we will be able to refinance any of our indebtedness, if necessary, on commercially reasonable terms or at all.

As discussed in Note 8, Commitments and Contingencies in our condensed consolidated financial statements, we are involved in various lawsuits, including wage and hour class action lawsuits. In order to mitigate the adverse effects of these cases, such as on-going legal expense, diversion of management time, and the risk of a substantial judgment against us (which could occur even if we believe we have a strong legal basis for our position), we have in the past, and may in the future, settle these cases. Any substantial settlement payments or damage awards against us if the cases go to trial could have a material adverse effect on our liquidity and financial condition. In fiscal 2009 we agreed to settle various lawsuits for payments totaling $10.4 million of which $8.7 million were made during the twenty-six weeks ended June 30, 2010. These payments were partially offset by a $4.5 million settlement award we received in February 2010. As of June 30, 2010, we have $2.5 million remaining to be paid on these lawsuits.

As a holding company, the stock of EPL constitutes our only material asset. EPL conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate and currently has restrictions that limit distributions or dividends to be paid by EPL to Intermediate. Furthermore, subject to certain restrictions, EPL is permitted under the terms of EPL’s senior secured credit facilities and the indentures governing the 2012 Notes, 2013 Notes and 2014 Notes to incur additional indebtedness that may severely restrict or prohibit EPL from making distributions or loans, or paying dividends, to us. If we are unable to obtain cash from EPL or other sources, we will not be able to meet our debt and other obligations. For the cash interest payment of approximately $2.1 million that was due on May 15, 2010 for the 2014 Notes, EPL made a cash dividend distribution to Intermediate to cover this interest payment.  As mentioned elsewhere herein, EPL may or may not make future funds available to Intermediate to service its debt.

Working Capital and Cash Flows

We presently have, in the past have had, and may have in the future, negative working capital balances. The working capital deficit principally is the result of our interest payments, lower sales and capital expenditures.  We are able to operate with a substantial working capital deficit mainly because (1) restaurant revenues are received primarily on a cash or near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.  As a result, funds from cash sales and franchise revenue not immediately needed to pay for food and supplies typically have been used for capital expenditures and/or debt service payments. We expect our negative working capital balances to continue to increase for the remainder of 2010 based on the continuation of the economic downturn and its impact on our results of operations and our plan to open two new restaurants in the second half of 2010.

During the 26 weeks ended June 30, 2010, our cash and cash equivalents, including restricted cash, decreased by $7.8 million to $3.6 million from the period ended December 30, 2009. This decrease was primarily due to legal settlement payments of $8.7 million, $3.7 million used for capital expenditures and $0.2 million of capital lease payments partially offset by the $4.5 million in cash received from a settlement award. The $0.7 million decline in capital expenditures for the 26 week period ended June 30, 2010 compared to comparable period in 2009 was mainly due to decreased spending on new restaurants as we concentrated on “refreshing” the majority of our units.

Debt and Other Obligations

Credit Facility

On May 22, 2009, EPL entered into a credit agreement (the "Credit Facility") with Intermediate as guarantor, Jefferies Finance LLC, as administrative and syndication agent, and the various lenders. The Credit Facility provides for a $12.5 million revolving line of credit with borrowings (including obligations in respect of revolving loans and letters of credit) limited at any time to the lesser of (i) $12.5 million and (ii) the Company’s consolidated cash flow for the most recently completed trailing twelve consecutive months and, in no event, shall obligations in respect of letters of credit exceed an amount equal to $10.0 million.  EPL has $6.3 million of letters of credit outstanding under the Credit Facility as of June 30, 2010.

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

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) incur additional indebtedness or issue preferred stock; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) make certain restricted payments; (vi) make investments, loans or advances; (vii) make certain acquisitions; (viii) engage in certain transactions with affiliates; (ix) change the Company’s lines of business or fiscal year; and (x) engage in speculative hedging transactions. In addition, the Credit Agreement will require the Company to maintain, on a consolidated basis, a minimum level of consolidated cash flow at all times. As of June 30, 2010, the Company was in compliance with all of the financial covenants contained in the Credit Facility and had $6.2 million available for borrowings under the revolving line of credit.

2012 Notes

On May 22, 2009, EPL issued $132.5 million aggregate principal amount of 11 3/4% senior secured notes due December 1, 2012 (the “2012 Notes”) in a private placement. EPL sold the 2012 Notes at an issue price equal to 98.0% of the principal amount, resulting in gross proceeds to EPL of $129.9 million before expenses and fees. Interest is payable each year in June and December beginning December 1, 2009. The 2012 Notes are guaranteed by Intermediate and are secured by a second priority lien on substantially all of the Company’s assets. The 2012 Notes may be redeemed at a premium, at the discretion of EPL, after March 1, 2011, or sooner in connection with certain equity offerings. If EPL undergoes certain changes of control, each holder of the notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount. The Indenture governing the 2012 Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to incur additional indebtedness; pay dividends or certain restricted payments; make certain investments; sell assets; create liens; merge; and enter into certain transactions with its affiliates. As of June 30, 2010, we had $130.7 million outstanding in aggregate principal amount under our 2012 Notes. The principal value of the 2012 Notes will increase (representing accretion of original issue discount) from the date of original issuance so that the accreted value of the 2012 Notes will be equal to the full principal amount of $132.5 million at maturity.

EPL incurred direct finance costs of approximately $9.2 million in connection with sale of the 2012 Notes and the registration of these notes. These costs have been capitalized and are included in other assets in the Company’s condensed consolidated balance sheets, and the related amortization is reflected as a component of interest expense in the condensed consolidated statements of operations. The Company used the net proceeds from the 2012 Notes to repay certain indebtedness of the Company.

As of June 30, 2010, we calculated our “fixed charge coverage ratio” (as defined in the indenture governing the 2012 Notes) at 1.24 to 1:00. The indenture permits EPL to incur indebtedness or issue disqualified stock, and the EPL’s restricted subsidiaries to incur indebtedness or issue preferred stock, and to make dividend and other restricted payments to Intermediate, if, among other things, our fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2.00 to 1:00, as determined on a pro forma basis as if such indebtedness had been incurred or the disqualified stock or the preferred stock had been issued or such dividend or other restricted payment had been made at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness (other than indebtedness under EPL’s revolving credit facility) and is prohibited from paying certain dividends and restricted payments in an aggregate amount in excess of $2.9 million under the terms of the 2012 Notes. A failure to meet the ratios affects only our ability to incur additional indebtedness and make certain dividend and other restricted payments, but does not constitute a default under these Notes.

2014 and 2013 Notes

              On November 18, 2005, Intermediate issued 14½% senior discount notes due 2014 (the “2014 Notes”) and EPL issued 11 3/4% senior notes due 2013 (the “2013 Notes”). The Indentures governing the 2014 Notes and the 2013 Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s, and, in the case of the 2014 Notes, Intermediate’s ability to incur additional indebtedness; pay dividends or certain restricted payments; make certain investments; sell assets; create liens; merge; and enter into certain transactions with their respective affiliates.

At June 30, 2010, Intermediate had $29.3 million outstanding in aggregate principal amount of 2014 Notes. No cash interest accrued on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes increased (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½ % per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 was equal to the full principal amount of $29.3 million at maturity. Beginning on November 15, 2009, interest accrues on the 2014 Notes at an annual rate of 14 ½ % per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. The 2014 Notes are unsecured and are not guaranteed.  The 2014 Notes may be redeemed at a premium, at the discretion of Intermediate. If Intermediate undergoes certain changes of control, each holder of the 2014 Notes may require Intermediate to repurchase all or a part of its notes at a price of 101% of the principal amount.

If any of the 2014 Notes are outstanding at May 15, 2011, Intermediate is required to redeem for cash a portion of each note then outstanding at 104.5% of the accreted value of such portion of such note, plus accrued and unpaid interest, if any. Based on the principal amount of the 2014 Notes outstanding at June 30, 2010, it is estimated that we will be required to pay approximately $10.6 million in May 2011 to satisfy the mandatory redemption requirement.  As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. Intermediate has no material assets or operations; the Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the 2012 Notes have restrictions that limit distributions or dividends that may be paid by EPL to Intermediate.   See Note 14 to our Condensed Consolidated Financial Statements for condensed consolidating financial statements of Intermediate and EPL.

As of June 30, 2010, we had $106.4 million outstanding in aggregate principal amount of 2013 Notes.   The 2013 Notes may be redeemed at a premium, at the discretion of EPL. If EPL undergoes certain changes of control, each holder of the 2013 Notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount.

As of June 30, 2010, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as defined in the indenture governing the 2014 Notes) at 1.15 to 1 and 6.78 to 1, respectively. Similar ratios exist in the indenture governing the 2013 Notes. Under the indentures governing the 2014 Notes and 2013 Notes, we may incur indebtedness, Intermediate and EPL may issue disqualified stock, restricted subsidiaries of EPL may issue preferred stock, and the Company make certain dividend and other restricted payments if, among other things,   our fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2.00 to 1, and if our consolidated leverage ratio would have been equal to or less than 7.50 to 1, all as determined on a pro forma basis as if such indebtedness had been incurred or the disqualified stock or the preferred stock had been issued or such dividend or other restricted payment had been made at the beginning of such four-quarter period. Since we do not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness (other than indebtedness under EPL’s revolving credit facility)   under the terms of the 2013 and 2014 Notes , Intermediate is not permitted to incur additional indebtedness under the terms of the 2014 Notes, EPL is prohibited from paying certain dividends and restricted payments under the 2013 Notes in an aggregate amount in excess of $2.9 million and Intermediate is prohibited from paying certain dividends and restricted payments to its parent, El Pollo Loco Holdings, Inc., under the 2014 Notes in an aggregate amount in excess of $2.9 million. A failure to meet the ratios affects only our ability to incur additional indebtedness and make certain dividend and other restricted payments, but does not constitute a default under these Notes.

Other Obligations

At June 30, 2010, we had outstanding letters of credit totaling $6.3 million, which served primarily as collateral for our various workers’ compensation insurance programs.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to recoverability of fixed assets, intangible assets, account receivables, closed restaurants, workers’ compensation insurance, the cost of our self-insured health benefits, the realization of gross deferred tax assets, tax reserves, and contingent liabilities including the outcome of litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies and estimates is included in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 30, 2010.

Litigation Contingency

As discussed in Note 8 to our Condensed Consolidated Financial Statements in Part I of this Report, we are subject to employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws in the ordinary course of business.  These claims may divert our financial and management resources that would otherwise be used to benefit our operations. In recent years a number of restaurant companies have been subject to wage and hour class action lawsuits alleging violations of federal and state labor laws.  A number of these lawsuits have resulted in the payment of substantial damages by the defendants.  We are currently a defendant in several wage and hour class action lawsuits.  Since our insurance carriers have denied coverage of these claims, a significant judgment against us could adversely affect our financial condition and adverse publicity resulting from these allegations could adversely affect our business. In an effort to mitigate these adverse consequences, we have in the past, and could in the future, seek to settle certain of these lawsuits.  The on-going expense of these lawsuits, and any substantial settlement payment or judgment against us, could adversely affect our business, financial condition, operating results or cash flows.   In 2009, we accrued $10.4 million for litigation settlements of which $2.5 million remains to be paid and is included in the accompanying condensed consolidated balance sheets in accounts payable as of June 30, 2010.

Off-Balance Sheet and Other Arrangements

As of June 30, 2010 and July 1, 2009, we had letters of credit outstanding under our Credit Facility in the aggregate amount of approximately $6.3 million and $6.3 million, respectively.

As a result of assigning our interest in obligations under real estate leases in connection with the sale of company-owned restaurants to some of our franchisees, we are contingently liable on six lease agreements.  These leases have various terms, the latest of which expires in 2015.  As of June 30, 2010, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $1.2 million.  The present value of these potential payments discounted at our estimated pre-tax cost of debt at June 30, 2010 was approximately $0.9 million. Our franchisees are primarily liable on the leases.  We have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the leases.  We believe these cross-default provisions reduce our risk that we will be required to make payments under these leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates. We are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under EPL’s senior secured credit facility that bears interest at floating rates. As of June 30, 2010, we had no amounts outstanding under this facility.

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

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2010. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), by the issuer is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. “Disclosure controls and procedures”  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during our 13 weeks ended June 30, 2010 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in earlier reports filed with the Securities and Exchange Commission, the Company entered into an agreement in the fourth quarter of 2009 to settle for $8.0 million a purported class action lawsuit brought by former managers Haroldo Elias, Marco Ramirez and Javier Rivera. The Company funded the settlement on January 14, 2010 and the Superior Court of the State of California, County of Los Angeles, granted final approval of the class wide settlement and entered Final Judgment at a hearing on April 20, 2010.  This settlement also included and settled the previously disclosed purported class action complaint filed by Salvador Amezcua.

In April 2007, Dora Santana filed a purported class action in state court in Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. The parties have agreed to settle this matter for approximately $0.8 million and have executed a Settlement Agreement. This amount has been fully accrued for during the prior year and is included in the accompanying condensed consolidated balance sheets in accounts payable as of June 30, 2010.  The Court granted preliminary approval of the settlement on February 25, 2010. A hearing for final court approval is scheduled for August 16, 2010.

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The parties have agreed to settle this matter for approximately $1.7 million and have executed a Settlement Agreement. This amount has been fully accrued for during the prior year and is included in the accompanying condensed consolidated balance sheets in accounts payable as of June 30, 2010. The Court granted preliminary approval of the settlement on February 25, 2010, and the hearing for final court approval has been set for August 20, 2010.

Martin Penaloza, a former Assistant Manager, filed a purported class action on May 26, 2009 in Superior Court in Orange County, California. The claims, requested remedies, and potential class in this case overlap those in the Delgado lawsuit described above and will be included in that settlement.

In September 2008, American International Specialty Lines Insurance Company (AISLIC) from whom the Company acquired excess insurance coverage, filed an action for declaratory judgment seeking to have the court determine that it is not required to indemnify EPL for any amounts awarded against it (or paid in settlement) in connection’s with the previously settled EPL-Mexico v. EPL-USA trademark litigation. The court issued a tentative ruling that there was no coverage due to the intellectual property exclusion contained in the AISLIC policy.  In July 2010, the parties agreed to settle this matter for payment to the Company of $75,000 and a waiver of fees and costs by AISLIC.

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

Item 5.  Other Information

On August 12, 2010, the Company issued a press release reporting results of operations for the second quarter and twenty-six weeks ended June 30, 2010.  A copy of the press release is being furnished as Exhibit 99.1 hereto and is incorporated herein by this reference. We do not intend for this exhibit to be incorporated by reference into any other filings we make with the SEC. This information is provided in this Report in response to Item 2.02, Results of Operations and Financial Condition, and Item 9.01, Financial Statements and Exhibits, of Form 8-K in lieu of filing a Form 8-K.

Item 6. Exhibits
Exhibit
Number	Description of Documents

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1	Press Release dated August 12, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPL INTERMEDIATE, INC.

Date: August 12, 2010	By:	/s/ Stephen E. Carley
Stephen E. Carley
President

	By:	/s/ Gary Campanaro
Gary Campanaro
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Documents

31.1	Certification Pursuant to Rule 13-a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1	Press Release dated August 12, 2010