Form 10-Q
period 2010-09-29
EPL Intermediate, Inc.
filed 2010-11-12
CIK 1289728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2010
or

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

As of November 12, 2010, 100 shares of the registrant’s common stock were outstanding.

Item 1.  Financial Statements

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands)

	DECEMBER 30,	SEPTEMBER 29,
	2009	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,277	$12,059
Restricted cash	131	131
Accounts and other receivables-net	9,607	3,708
Inventories	1,606	1,447
Prepaid expenses and other current assets	5,262	4,716
Deferred income taxes	327	327

Total current assets	28,210	22,388

PROPERTY OWNED—Net	77,344	73,067

PROPERTY HELD UNDER CAPITAL LEASES—Net	524	424

GOODWILL	249,924	249,924

DOMESTIC TRADEMARKS	91,788	91,788

OTHER INTANGIBLE ASSETS—Net	1,900	1,587

OTHER ASSETS	12,200	10,322

TOTAL ASSETS	$461,890	$449,500

See notes to condensed consolidated financial statements (unaudited).	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	DECEMBER 30,	SEPTEMBER 29,
	2009	2010
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Current portion of obligations under capital leases	$341	$206
Current portion of PIK Notes (2014 Notes)	-	10,600
Accounts payable	20,607	11,628
Accrued salaries	4,289	2,732
Accrued vacation	2,010	2,021
Accrued insurance	1,545	2,047
Accrued income taxes payable	15	35
Accrued interest	3,432	11,460
Accrued advertising	96	135
Other accrued expenses and current liabilities	5,239	5,845

Total current liabilities	37,574	46,709

NONCURRENT LIABILITIES:
Senior secured notes (2012 Notes)	130,407	130,878
Senior unsecured notes payable (2013 Notes)	106,347	106,473
PIK Notes (2014 Notes)-less current portion	29,342	18,971
Obligations under capital leases—less current portion	1,763	1,610
Deferred income taxes	37,776	38,743
Other intangible liabilities—net	3,998	3,431
Other noncurrent liabilities	10,673	10,721

Total noncurrent liabilities	320,306	310,827

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock, $.01 par value—100 shares authorized; 100 shares issued and outstanding	-	-
Additional paid-in-capital	199,733	200,173
Accumulated deficit	(95,723)	(108,209)

Total stockholder's equity	104,010	91,964

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$461,890	$449,500

See notes to condensed consolidated financial statements (unaudited).	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended		39 Weeks Ended

	September 30,	September 29,	September 30,	September 29,
	2009	2010	2009	2010
OPERATING REVENUE:
Restaurant revenue	$63,740	$63,756	$197,444	$193,686
Franchise revenue	4,764	4,457	14,357	13,754

Total operating revenue	68,504	68,213	211,801	207,440

OPERATING EXPENSES:
Product cost	20,587	19,919	63,747	60,465
Payroll and benefits	16,621	17,359	52,391	52,266
Depreciation and amortization	3,015	2,755	8,651	7,949
Other operating expenses	23,544	23,285	74,090	70,271

Total operating expenses	63,767	63,318	198,879	190,951

OPERATING INCOME	4,737	4,895	12,922	16,489

INTEREST EXPENSE—Net	9,075	9,506	23,501	27,981

OTHER EXPENSE	-	-	443	-

OTHER INCOME	-	-	(452)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,338)	(4,611)	(10,570)	(11,492)

PROVISION FOR INCOME TAXES	306	221	19,848	994

NET LOSS	$(4,644)	$(4,832)	$(30,418)	$(12,486)

See notes to condensed consolidated financial statements (unaudited).

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	39 Weeks Ended

	September 30,	September 29,
	2009	2010
CASH FLOWS - OPERATING ACTIVITIES:
Net loss	$(30,418)	$(12,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,651	7,949
Stock-based compensation expense	390	563
Interest accretion	3,336	826
Loss on disposal of assets	-	274
Gain on repurchase of bonds	(452)	-
Asset impairment	3,200	1,490
Closed store reserve	-	1,147
Amortization of deferred financing costs	2,799	2,230
Amortization of favorable / unfavorable leases	(142)	(254)
Deferred income taxes	19,173	967
Change in fair value of interest rate swap	231	-
Changes in operating assets and liabilities:
Accounts and other receivables-net	(599)	5,899
Inventories	125	159
Prepaid expenses and other current assets	(1,000)	546
Income taxes receivable / payable	636	20
Other long term assets	(141)	(361)
Accounts payable	2,606	(9,037)
Accrued salaries and vacation	(595)	(1,546)
Accrued insurance	(167)	502
Other accrued expenses and current and noncurrent liabilities	5,739	7,575
Net cash provided by operating activities	13,372	6,463

CASH FLOWS -INVESTING ACTIVITIES
Purchase of property	(7,449)	(5,273)
Proceeds from asset disposition	-	3
Restricted cash	(131)	-
Net cash used in investing activities	(7,580)	(5,270)

CASH FLOWS - FINANCING ACTIVITIES
Repurchase of common stock	(881)	(123)
Payment of obligations under capital leases	(475)	(288)
Proceeds from borrowings	133,850	-
Payments on debt	(108,603)	-
Repurchase of notes	(1,470)	-
Deferred financing costs	(9,238)	-
Net cash provided by (used in) financing activities	13,183	(411)

See notes to condensed consolidated financial statements (unaudited).	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	39 Weeks Ended

	September 30,	September 29,
	2009	2010
INCREASE IN CASH AND CASH EQUIVALENTS	$18,975	$782

CASH AND CASH EQUIVALENTS—
Beginning of period	1,076	11,277

CASH AND CASH EQUIVALENTS—
End of period	$20,051	$12,059

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$9,008	$16,900

Income taxes, net	$38	$7

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$356	$87

See notes to the condensed consolidated financial statements (unaudited).	(concluded)

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

2. Cash

Concentration of credit risk

The Company maintains all of its cash at one commercial bank.  Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits.  The Company’s cash balances in excess of the FDIC limits are uninsured.

Liquidity

The Company’s principal liquidity requirements are to service its debt and meet capital expenditure needs. At September 29, 2010, the Company’s total debt was $268.7 million. Assuming the Company does not repurchase any of the outstanding 2014 Notes (as defined below), in May 2011 Intermediate is required to make a mandatory redemption of a portion of its 2014 Notes at an estimated cost of approximately $10.6 million along with the interest payment that will then be due.  The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures will depend on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations,  the Company believes that its cash flow from operations, available cash of $12.1 million at September 29, 2010, available borrowings under the credit facility (which availability was approximately $6.1 million at September 29, 2010), and funds from CAC will be adequate to meet the Company’s liquidity needs for the next 12 months.  Under the covenants governing the Company’s outstanding Notes, EPL is limited on the amount that it can distribute to Intermediate, including amounts that Intermediate could use to fund its debt service.  The Company’s results of operations as well as current economic and constrained liquidity conditions could make it more difficult or costly to obtain additional debt financing or to refinance its existing debt when it becomes necessary (assuming such financing is then available to the Company), or could otherwise make alternative sources of liquidity or financing costly or unavailable.

3. Restricted cash

As of December 30, 2009 and September 29, 2010, the Company had recorded $0.1 million as restricted cash on the accompanying condensed consolidated balance sheet.  This amount serves as collateral to Bank of America for the Company’s Bank of America company credit cards as of  September 29, 2010 as the Company transferred its banking relationship from Bank of America to another commercial bank.

4. Other Intangible Assets and Liabilities

Other intangible assets and liabilities consist of the following (in thousands):

	December 30, 2009			September 29, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Favorable leasehold interest	$5,862	$(3,962)	$1,900	$5,862	$(4,275)	$1,587
Unfavorable leasehold interest liability	$(9,156)	$5,158	$(3,998)	$(9,156)	$5,725	$(3,431)

Favorable leasehold interest represents the asset in excess of the approximate fair market value of the leases. The amount is being amortized over the approximate average life of the leases and is shown as other intangible assets-net on the accompanying condensed consolidated balance sheets.

Unfavorable leasehold interest liability represents the liability in excess of the approximate fair market value of the leases. The amount is being amortized over the approximate average life of the leases.  This amount is shown as other intangible liabilities-net on the accompanying condensed consolidated balance sheets. Net amortization for other intangible assets and liabilities was $201,000 for the 39-week period ended September 30, 2009 and $254,000 for the 39-week period ended September 29, 2010.

The estimated net amortization credits for the Company’s favorable and unfavorable leasehold interests for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December
2010 (September 30 – December 29)	$(73)
2011	(290)
2012	(275)
2013	(213)
2014	(227)
2015	(156)

5. Asset Impairment

The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. As a result of this review, the Company recorded an impairment charge of approximately $2.0 million in March 2009 for two under-performing company-operated stores that continue to be operated and $1.2 million in September 2009 for four under-performing company-operated stores of which three continue to be operated.  The Company recorded an impairment charge of approximately $1.3 million in June 2010 for one under-performing company-operated store that continues to be operated and $0.2 million in September 2010 for one under-performing company store that continues to be operated.  These impairment charges are included in other operating expenses in the accompanying condensed consolidated statements of operations.

6. Fair Value Measurement

The Company’s financial assets and liabilities, which include financial instruments as defined by Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures, to Certain Financial Instruments, include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain accrued expenses, long-term debt and derivatives. The Company believes the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain accrued expenses approximate fair value due to their short term maturities. Long term debt is considered by the Company to be representative of current market rates. Accordingly, the Company estimates that the recorded amounts approximate fair market value.

7. Stock-Based Compensation

As of September 29, 2010, options to purchase 277,633 shares of common stock of CAC were outstanding, including 58,606 options that were fully vested. The remaining options partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the sixth or seventh anniversary of the grant date or vesting 100% upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC. All options were granted with an exercise price equal to the fair value of the common stock on the date of grant.

Changes in stock options for the thirty-nine weeks ended September 29, 2010 are as follows:

			Weighted-
			Average
			Remaining
		Weighted- Average	Contractual Life	Aggregate Intrinsic
	Shares	Exercise Price	(in Years)	Value
Outstanding—December 30, 2009	289,217	$71.22
Grants (weighted-average fair value of $20.21 per share)	2,225	$46.00
Exercised	(7,134)	$3.84
Canceled	(6,675)	$
Outstanding—September 29, 2010	277,633	$72.53	4.8	$2,125,054
Vested and expected to vest – September 29, 2010	274,246	$72.53	4.8	$2,125,054
Exercisable – September 29, 2010	58,606	$9.74	1.5	$2,125,054

The intrinsic value is calculated as the difference between the estimated market value as of September 29, 2010 and the exercise price of options that are outstanding and exercisable.

As of September 29, 2010, there was total unrecognized compensation expense of $2.2 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.7 years or earlier in the event of an initial public offering of our common stock or change in control.

In accordance with the Restricted Stock Plan adopted in 2008, the Company granted 404 shares in 2009 of which 50% vested in January 2010 and granted 598 shares in the first quarter of 2010, none of which have vested.  The restricted stock expense recorded in the thirty-nine weeks ended September 29, 2010 related to these vested shares was immaterial.

1,000 shares of common stock of CAC were issued to a director during the second quarter of 2010.  In accordance with this issuance, compensation expense of $46,000 was recognized during the second quarter of 2010.

8. Commitments and Contingencies

Legal Matters

As previously disclosed in earlier reports filed with the Securities and Exchange Commission, the Company entered into an agreement in the fourth quarter of 2009 to settle for $8.0 million a purported class action lawsuit brought by former managers Haroldo Elias, Marco Ramirez and Javier Rivera. The Company funded the settlement on January 14, 2010 and the Superior Court of the State of California, County of Los Angeles, granted final approval of the class wide settlement and entered Final Judgment at a hearing on April 20, 2010.  This settlement also included and settled the previously disclosed purported class action complaint filed by Salvador Amezcua.  Total payments related to this case were $8.7 million.

In April 2007, Dora Santana filed a purported class action in state court in Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. The parties have agreed to settle this matter for approximately $0.8 million and have executed a Settlement Agreement. This amount was fully accrued for in the prior year and is included in the accompanying condensed consolidated balance sheets in accounts payable as of September 29, 2010.  The Court granted final approval of this settlement in August 2010 and the settlement was funded on October 25, 2010.

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The parties have agreed to settle this matter for approximately $1.9 million and have executed a Settlement Agreement. This amount was accrued for in the prior year and is included in the accompanying condensed consolidated balance sheets in accounts payable as of September 29, 2010.  On October 28, 2010, the Judge ruled that the settlement was fair and granted final approval upon successful notice to additional class members and a determination of the fees due to the settlement administrator.  A final approval hearing is set for January 7, 2011.

Martin Penaloza, a former Assistant Manager, filed a purported class action on May 26, 2009 in Superior Court in Orange County, California. The claims, requested remedies, and potential class in this case overlap those in the Delgado lawsuit described above and will be included in that settlement.

In September 2008, American International Specialty Lines Insurance Company (AISLIC) from whom the Company acquired excess insurance coverage, filed an action for declaratory judgment seeking to have the court determine that it is not required to indemnify EPL for any amounts awarded against it (or paid in settlement) in connection’s with the previously settled EPL-Mexico v. EPL-USA trademark litigation.  In July 2010, the parties agreed to settle this matter for payment to the Company of $75,000 and a waiver of fees and costs by AISLIC.  The Company received payment from AISLIC on July 28, 2010.

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

Purchasing Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 and 2012 with an estimated Company obligation totaling $3.8 million.

In March 2010, EPL executed a chicken supply contract with a vendor that has pricing relatively flat compared to the prior year’s expired contract.  This agreement has a balance of approximately 17 months remaining for chicken purchases totaling approximately $15.2 million.  Additionally, EPL has a balance of approximately 5 months remaining on contracts with certain other vendors for chicken totaling approximately $12.0 million.

EPL has a fixed price steak supply contract with a vendor that was entered into in January 2010.  The contract requires that the Company purchase a quantity totaling approximately $3.7 million and expires on December 31, 2010.  At September 29, 2010, our remaining obligation under the contract was approximately $0.9 million.

Contingent Lease Obligations

As a result of assigning our interest in obligations under real estate leases in connection with the sale of Company-owned restaurants to some of our franchisees, we are contingently liable on six lease agreements.  These leases have various terms, the latest of which expires in 2015.  As of September 29, 2010, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $1.1 million.  The present value of these potential payments discounted at our estimated pre-tax cost of debt at September 29, 2010 was approximately $0.8 million. Our franchisees are primarily liable on the leases.  We have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the leases.  We believe these cross-default provisions reduce the risk that we will be required to make payments under these leases.  Accordingly, no liability has been recorded on the Company’s books related to this guarantee.

9. Senior Secured Notes (2012 Notes)

On May 22, 2009, EPL issued $132.5 million aggregate principal amount of 11¾% senior secured notes due December 1, 2012 (the “2012 Notes”) in a private placement.  EPL sold the 2012 Notes at an issue price equal to 98.0% of the principal amount, resulting in gross proceeds to EPL of $129.9 million before expenses and fees.  At September 29, 2010, the Company had $130.9 million outstanding in aggregate principal amount of the 2012 Notes. The principal value of the 2012 Notes will increase (representing accretion of original issue discount) from the date of original issuance so that the accreted value of the 2012 Notes will be equal to the full principal amount of $132.5 million at maturity. Interest is payable each year in June and December beginning December 1, 2009. The 2012 Notes are guaranteed by Intermediate and are secured by a second priority lien on substantially all of the Company’s assets, which includes all of the outstanding common stock of EPL.  The 2012 Notes may be redeemed at a premium, at the discretion of EPL, after March 1, 2011, or sooner in connection with certain equity offerings. If EPL undergoes certain changes of control, each holder of the notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount.  The Indenture governing the 2012 Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to incur additional indebtedness, pay dividends or certain restricted payments, make certain investments, sell assets, create liens, merge and enter into certain transactions with its affiliates. As of September 29, 2010, EPL’s fixed charge coverage ratio was 1:19 to 1:00 which does not meet the coverage ratio of 2:00 to 1:00 which EPL must meet in order to incur additional indebtedness (other than indebtedness under our revolving credit facility) and make dividend and other restricted payments in an aggregate amount in excess of $2.9 million. A failure to comply with this ratio affects only EPL's ability to incur additional indebtedness and make certain dividend and other restricted payments, but does not constitute a default under the 2012 notes.

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

10. Senior Unsecured Notes Payable (2013 Notes)

EPL has outstanding $106.5 million aggregate principal amount of 11¾% senior notes due November 15, 2013 (the “2013 Notes”). Interest is payable in May and November beginning May 15, 2006. The 2013 Notes are unsecured, are guaranteed by Intermediate, and may be redeemed at a premium, at the discretion of the issuer. The indenture contains certain provisions which may prohibit EPL’s ability to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock and make certain dividends and other restricted payments, among other items.  As of September 29, 2010, EPL’s fixed charge coverage ratio was 1:11 to 1:00 which does not meet the coverage ratio of 2:00 to 1:00 which EPL must meet in order to incur additional indebtedness (other than indebtedness under our revolving credit facility) and make dividend and other restricted payments in an aggregate amount in excess of $2.9 million.  A failure to comply with this ratio affects only EPL’s ability to incur additional indebtedness and make certain dividend and other restricted payments, but does not constitute a default under the 2013 notes.

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

11. Revolving Credit Facility

On May 22, 2009, EPL entered into a credit agreement (the “Credit Facility”) with Intermediate as guarantor, Jefferies Finance LLC, as administrative and syndication agent and the various lenders (see subsequent event Note 17). The Credit Facility provides for a $12.5 million revolving line of credit with borrowings (including obligations in respect of revolving loans and letters of credit) limited at any time to the lesser of (i) $12.5 million and (ii) the Company’s consolidated cash flow for the most recently completed trailing twelve consecutive months and, in no event, shall obligations in respect to letters of credit exceed an amount equal to $10 million. Utilizing the Credit Facility, $6.4 million of letters of credit were issued and outstanding as of September 29, 2010.

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

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) incur additional indebtedness or issue preferred stock; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) make certain restricted payments; (vi) make investments, loans or advances; (vii) make certain acquisitions; (viii) engage in certain transactions with affiliates; (ix) change the Company’s lines of business or fiscal year; and (x) engage in speculative hedging transactions. In addition, the Credit Facility requires the Company to maintain, on a consolidated basis, a minimum level of consolidated cash flow at all times. As of September 29, 2010, the Company was in compliance with all of the financial covenants contained in the Credit Facility and had $6.1 million available for borrowings under the revolving line of credit.

12. PIK Notes (2014 Notes)

At September 29, 2010, Intermediate had $29.3 million outstanding in aggregate principal amount, along with $0.3 million of the premium discussed below, of the 14½% PIK notes due 2014.  No cash interest accrued on these notes prior to November 15, 2009. Instead, the principal value of these notes increased (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14½% per annum compounded annually, so that the accreted value of these notes on November 15, 2009 was equal to the full principal amount of $29.3 million due at maturity.

Beginning November 15, 2009, cash interest accrued on these notes at an annual rate of 14½% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. The indenture governing these notes restricts Intermediate’s and EPL’s ability to, among other items, incur additional indebtedness, sell assets, engage in transactions with affiliates and issue or sell preferred stock. The indenture governing these notes also limits the ability of Intermediate or EPL to make payments to El Pollo Loco Holdings, Inc., the immediate parent corporation of Intermediate.  As of September 29, 2010, the Company’s fixed charge coverage ratio was 1:11 to 1:00 which does not meet the coverage ratio of 2:00 to 1:00 which the Company must meet in order to incur additional indebtedness (other than indebtedness under our revolving credit facility) and make dividend and other restricted to payments in an aggregate amount in excess of $2.9 million.  A failure to comply with this ratio affects only the Company’s ability to incur additional indebtedness and make certain dividend and other restricted payments and does not constitute a default under the 2014 notes.

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

As of December 30, 2009 and September 29, 2010, the Company has no material unrecognized tax benefits.

The Company will continue to classify income tax penalties and interest as part of the provision for income taxes in its Condensed Consolidated Statements of Operations. The Company has not recorded accrued interest and penalties on uncertain tax positions as of September 29, 2010. The Company’s liability for uncertain tax positions is reviewed periodically and is adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new uncertain tax positions, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

The Company recorded a full valuation allowance on its deferred tax assets in 2009 due to uncertainties surrounding the Company’s ability to generate future taxable income to realize such deferred income tax assets.  In evaluating the need for a valuation allowance, the Company made judgments and estimates related to future taxable income, the timing of the reversal of temporary differences and facts and circumstances.  The Company continues to maintain a full valuation allowance against its deferred tax assets as of September 29, 2010.  However, subsequent changes in facts and circumstances that affect the Company’s judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the valuation allowance.

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

For the Thirteen Weeks Ended September 29, 2010
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
Revenues	$68,213	$-	$68,213	$-	$68,213
Operating expenses	63,311	7	63,318	-	63,318
Operating income (loss)	4,902	(7)	4,895	-	4,895
Investment in subsidiary	-	3,454	3,454	(3,454)	-
Interest expense and other	8,193	1,313	9,506	-	9,506
Provision for income taxes	163	58	221	-	221
Net loss	(3,454)	(4,832)	(8,286)	3,454	(4,832)

For the Thirteen Weeks Ended September 30, 2009
(in thousands)

	EPL	Intermediate	Subtotal	Eliminations	Consolidated Total
Revenues	$68,504	$-	$68,504	$-	$68,504
Operating expenses	63,745	22	63,767	-	63,767
Operating income (loss)	4,759	(22)	4,737	-	4,737
Investment in subsidiary	-	3,711	3,711	(3,711)	-
Interest expense and other	8,068	1,007	9,075	-	9,075
Provision (benefit) for income taxes	402	(96)	306	-	306
Net loss	(3,711)	(4,644)	(8,355)	3,711	(4,644)

For the Thirty-nine Weeks Ended September 29, 2010
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
Revenues	$207,440	$-	$207,440	$-	$207,440
Operating expenses	190,863	88	190,951	-	190,951
Operating income (loss)	16,577	(88)	16,489	-	16,489
Investment in subsidiary	-	8,892	8,892	(8,892)	-
Interest expense and other	24,513	3,468	27,981	-	27,981
Provision for income taxes	956	38	994	-	994
Net loss	(8,892)	(12,486)	(21,378)	8,892	(12,486)

Cash flow provided by (used in) operations	8,591	(2,128)	6,463	-	6,463
Cash flow used in investing activities	(5,270)	-	(5,270)	-	(5,270)
Cash flow (used in) provided by financing activities	(2,538)	2,127	(411)	-	(411)
Net increase (decrease) in cash	783	(1)	782	-	782
Cash and equivalents at beginning of period	11,126	151	11,277	-	11,277
Cash and equivalents at end of period	11,909	150	12,059	-	12,059

For the Thirty-nine Weeks Ended September 30, 2009
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
Revenues	$211,801	$-	$211,801	$-	$211,801
Operating expenses	198,780	99	198,879	-	198,879
Operating income (loss)	13,021	(99)	12,922	-	12,922
Investment in subsidiary	-	19,518	19,518	(19,518)	-
Interest expense and other	20,566	2,926	23,492	-	23,492
Provision for income taxes	11,973	7,875	19,848	-	19,848
Net loss	(19,518)	(30,418)	(49,936)	19,518	(30,418)

Cash flow provided by operations	13,372	-	13,372	-	13,372
Cash flow used in investing activities	(7,580)	-	(7,580)	-	(7,580)
Cash flow provided by financing activities	13,183	-	13,183	-	13,183
Net increase in cash	18,975	-	18,975	-	18,975
Cash and equivalents at beginning of period	926	150	1,076	-	1,076
Cash and equivalents at end of period	19,901	150	20,051	-	20,051

As of September 29, 2010
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
ASSETS
Current Assets	$22,698	$151	$22,849	$(461)	$22,388
Investment in subsidiary	-	119,788	119,788	(119,788)	-
Property and equipment	73,491	-	73,491	-	73,491
Other assets	353,392	3,218	356,610	(2,989)	353,621
Total assets	449,581	123,157	572,738	(123,238)	449,500

LIABILITIES & EQUITY
Current liabilities	37,513	12,185	49,698	(2,989)	46,709
Non-current liabilities	292,280	19,008	311,288	(461)	310,827
Equity	119,788	91,964	211,752	(119,788)	91,964
Total liabilities & equity	449,581	123,157	572,738	(123,238)	449,500

As of December 30, 2009
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
ASSETS
Current assets	$28,516	$156	$28,672	$(462)	$28,210
Investment in subsidiary	-	130,368	130,368	(130,368)	-
Property and equipment	77,868	-	77,868	-	77,868
Other assets	355,541	3,342	358,883	(3,071)	355,812
Total assets	461,925	133,866	595,791	(133,901)	461,890

LIABILITIES & EQUITY
Current liabilities	40,132	514	40,646	(3,072)	37,574
Non-current liabilities	291,425	29,342	320,767	(461)	320,306
Equity	130,368	104,010	234,378	(130,368)	104,010
Total liabilities & equity	461,925	133,866	595,791	(133,901)	461,890

15. New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition.  ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price.  In addition, this ASU expands the disclosure requirements regarding multiple-deliverable arrangements.  ASU No. 2009-13 will be effective for revenue arrangements entered into during fiscal years beginning on or after June 15, 2010.  The Company’s adoption of ASU No. 2009-13 is not expected to have a material impact on the Company’s financial position or results of operations.

16. Restatement of Condensed Consolidated Financial Statements

We have restated our accompanying 13 weeks ended and 39 weeks ended September 30, 2009 Condensed Consolidated Statements of Operations and 39 weeks ended September 29, 2009 Condensed Consolidated Statements of Cash Flows from amounts previously reported to correct an income tax error associated with the accounting for a full valuation allowance recorded during the second and third quarters of 2009.  The error was due to incorrectly classifying certain intangible assets as indefinite-lived assets when the full valuation allowance was recorded.

The correction of the error, as reflected in our 13 weeks ended and 39 weeks ended September 30, 2009 Condensed Consolidated Statements of Operations, decreased our provision for income taxes and net loss for the period by $3,116,000.  This correction also decreased our net loss and deferred income taxes on the Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 30, 2009 by $3,116,000 as well.

The following is a summary of effects of these changes on the 2009 Condensed Consolidated Financial Statements:

	As
Condensed Consolidated Statements of Operations	Previously
(In thousands)	Reported	Adjustments	As Restated

13 Weeks Ended September 30, 2009:
Provision for income taxes	$675	$(369)	$306
Net loss	(5,013)	369	(4,644)

39 Weeks Ended September 30, 2009:
Provision for income taxes	22,964	(3,116)	19,848
Net loss	(33,534)	3,116	(30,418)

	As
Condensed Consolidated Statements of Cash Flows	Previously
(In thousands)	Reported	Adjustments	As Restated

39 Weeks Ended September 30, 2009:
Net loss	$(33,534)	$3,116	$(30,418)
Deferred income taxes	22,289	(3,116)	19,173

17. Subsequent Event

On October 21, 2010, the Company’s Credit Facility was assigned from Jefferies Finance LLC to GE Capital Financial, Inc.  In connection with this assignment the parties entered into an Agency and Assignment Agreement and Amendment No. 1 to the Credit Agreement and the Other Loan Documents.  The terms and conditions of the Credit Facility remain essentially the same as described in Note 11.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and related notes thereto included elsewhere in this filing. The following management’s discussion and analysis gives effect to the restatement discussed in Note 16 to the Condensed Consolidated Financial Statements.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include but are not limited to the adverse impact of economic conditions on our operating results and financial condition, on our ability to comply with the terms and covenants of our debt agreements and on our ability to pay or to refinance our existing debt or to obtain additional financing; our substantial level of indebtedness; food-borne-illness incidents; negative publicity, whether or not valid; increases in the cost of chicken or other product costs;  our dependence upon frequent deliveries of food and other supplies; our vulnerability to changes in consumer preferences and economic conditions; our sensitivity to events and conditions in the greater Los Angeles area, our largest market; our ability to compete successfully with other quick service and fast casual restaurants; our ability to expand into new markets; our reliance on our franchisees, who have also been adversely impacted by the recession; matters relating to labor laws and the adverse impact of related litigation, including wage and hour class actions; our ability to support our  franchise system; our ability to renew leases at the end of their term; the impact of applicable federal, state or local government regulations; our ability to protect our name and logo and other proprietary information; risks arising from the delay or inability to hire new executives for our currently vacant President/Chief Executive Officer and Chief Marketing Officer positions since the Company depends on the unique abilities and knowledge of its officers; litigation we face in connection with our operations and other factors, uncertainties and risks, including those outside of our control.  Actual results may differ materially due to various factors, uncertainties and risks, including those described in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 30, 2010, as updated from time to time in our quarterly reports and current reports filed with the Commission and as updated in this Form 10-Q.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure the reader that the results, performance, achievements or events contemplated by the forward-looking statements will be realized in the timeframe anticipated or at all.  In light of the significant uncertainties inherent in forward-looking statement included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be achieved.   Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our store counts at September 30, 2009, September 29, 2010 and December 30, 2009 are set forth below:

El Pollo Loco Restaurants

	September 30, 2009	September 29, 2010	December 30, 2009
Company-owned	171	170	172
Franchised	244	242	243
System-wide	415	412	415

During the 39 weeks ended September 29, 2010, the Company did not open any new restaurants and closed two restaurants. During this same 39 week period, our franchisees opened two new restaurants and closed three restaurants.

We plan to open one company-operated restaurant in the fourth quarter of fiscal 2010. Our franchisees opened a total of three new restaurants in fiscal 2010 (the third restaurant opened on October 19, 2010).  The growth in new restaurant openings and the rate of restaurant closings have been, and are expected to continue to be, negatively impacted by the economic climate, as discussed below.  In response to this challenging economic environment, we are adjusting our growth strategy for the future to focus on new proto-type designs which are expected to have lower construction costs than our past restaurant designs.

At the end of the third quarter of 2010, we had 19 system-wide restaurants open in markets east of the Rockies. The 19 open stores are currently experiencing a wide range of sales volumes, and a majority of them have sales volumes that are significantly less than the chain average due to the lack of brand awareness in the new markets.

Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters our comparable restaurant base for the calculation of same-store sales the first full week after the 15-month anniversary of its opening. For the 13 weeks ended September 29, 2010, same-store sales for system-wide restaurants decreased 2.2% compared to the corresponding period in 2009. For the 39 weeks ended September 29, 2010, same-store sales for system-wide restaurants decreased 4.7% compared to the corresponding period in 2009. System-wide same-store sales include same-store sales at all company-owned stores and franchise-owned stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenue) and contribute to advertising pools based on a percentage of their sales. Same-store sales at company-operated restaurants decreased 1.1% for the 13 weeks ended September 29, 2010 compared to the 13 weeks ended September 30, 2009. Same-store sales at company-operated restaurants decreased 3.3% for the 39 weeks ended September 29, 2010 compared to the 39 weeks ended September 30, 2009.

Changes in company-operated restaurant revenue reflect changes in the number of company-operated restaurants and changes in same-store sales, which are impacted by price and transaction volume changes. The challenging economic conditions and increased unemployment, especially in California where a majority of our company-operated restaurants are located, negatively impacted our transaction volume in the first three quarters of 2010. Consumers are eating out less, and when they do eat out, are more sensitive to price increases and are looking for specials and promotions. This has an impact on both same-store sales and on restaurant margins. We believe 2010 has been as challenging as 2009 from an economic standpoint for QSR’s making it difficult to achieve same-store sales growth. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics.

Franchise revenue consists of royalties, initial franchise fees revenue, IT support services fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. During 2009 and the first three quarters of 2010, due to adverse economic conditions, some of our franchises were late in the payment of franchise fees due us and one franchisee filed for bankruptcy in 2009 (we purchased four of its stores and five other stores were closed).   As of September 29, 2010, we had commitments from franchisees to open 70 new restaurants at various dates through 2024. However, the current adverse economic and liquidity conditions have caused some franchisees to delay the opening of new restaurants under existing development agreements or to terminate such agreements. As a result of these conditions, we currently estimate that 8 of those potential new restaurants could open. As of September 29, 2010 we were legally authorized to market franchises in 36 states. We have entered into development agreements that usually result in area development fees being recognized as the related restaurants open. Due to the recession and associated liquidity crisis, most of our developing franchisees are having a difficult time obtaining financing for new restaurants. Additionally, some of our franchisees that operate other restaurant concepts have incurred significant loss of cash flow due to declining sales in these other concepts, as well as their El Pollo Loco restaurants. This has had the effect of slowing development of new El Pollo Loco restaurants, especially in new markets. In addition, the economic conditions have had a negative effect on our ability to recruit and financially qualify new single-unit and developing franchisees. We expect these trends to continue through 2010 and even into 2011. We expect that many of the franchisees who have development agreements will not be able to meet the new unit opening dates required under their agreements. There were two franchise development agreements that were terminated in the first quarter of 2010 and as a result, the Company recognized approximately $240,000 of income related to those terminations in the first quarter of 2010. No franchise development agreements were terminated in the second quarter of 2010. In the third quarter of 2010, the Company recognized approximately $50,000 of income related to the termination of one franchise development agreement.

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

        Product cost, which includes food and paper costs, is our largest single expense. Chicken accounts for the largest part of product cost, which was approximately 12.1% of revenue for company-owned restaurants in the first 39 weeks ended September 29, 2010. These costs are subject to increase or decrease based on commodity cost changes and depend in part on the success of controls we have in place to manage product cost in the restaurants. We currently have three supply contracts for chicken. Two of the contracts have a floor and ceiling price for chicken which expire in February 2011 and our remaining commitments to purchase chicken under these two supply contracts totaled approximately $12.0 million at September 29, 2010.   In March 2010, we entered into a new two year supply contract for chicken that has a fixed price adjusted annually. This new chicken supply contract has pricing that is relatively consistent compared to the prior year’s expired contract and provides that we will make purchases of chicken totaling approximately $20.3 million from the vendor over the two year term of the contract. We also have long-term beverage supply agreements with terms extending into 2011 and 2012 with estimated remaining obligations at September 29, 2010 totaling $3.8 million and a fixed price steak supply contract which expires on December 31, 2010. At September 29, 2010, we estimate that our remaining obligation under this steak supply contract was approximately $0.9 million. For the balance of 2010, based upon current market conditions, we currently believe that our overall product costs will in the best case remain relatively constant, although increases are possible.

Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation and other increases, including minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. Should there be any increases in minimum wages, there is no assurance that we will be able to increase menu prices in the future to offset any of these increased costs. Workers’ compensation insurance costs are subject to a number of factors, including the impact of legislation. Except for a slight increase which we experienced in this quarter, we have generally seen an overall reduction over the long term in the number of workers’ compensation claims over time due to employee safety initiatives that we implemented in 2002. We cannot determine whether positive trend will continue in the future or whether future costs related to these types of claims may or may not increase. We self-insure employee health benefits. We cannot estimate at this time the effect that the recently passed healthcare reform legislation will have on our self insurance programs or on our business, financial condition, results of operations or cash flow, although we expect that it will increase our future health insurance costs significantly and, accordingly, have a negative impact on us and on some of our franchisees as we currently do not believe that all such increased costs can be passed on to our customers through higher prices given current economic and competitive conditions.

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

2010 Initiatives

In January 2010, we introduced steak, to our menu in a limited time offer promotion.  The citrus-marinade and signature flame-grilling technique on our steak products provides an additional choice for our customers to enjoy, in addition to our flame-grilled chicken products. After evaluation of the steak products during the first quarter of 2010, the Company added steak as a permanent choice to our menu in the second quarter of 2010. As of the 39 weeks ended September 29, 2010, steak products were approximately 5.8% of our total sales mix as a percent of restaurant sales.

We have “refreshed” the majority of our company-owned stores to improve the appearance of our units. The “refresh” scope of work may have included a fresh coat of paint to the interior and/or exterior, wallpaper, restroom finishes, replacing lighting fixtures and ceilings and replacing tables, chairs, and artwork in the restaurants. As of September 29, 2010, the Company had “refreshed” approximately 115 restaurants. Our total cost to “refresh” Company stores was $3.1 million. Additionally, 150 franchisee-owned restaurants have been scoped for the “refresh” program. In order to conserve capital until our operating results improve, the Company believes this is the best alternative to a complete and more expensive “re-image” program at this time.

Results of Operations

Our operating results for the 13 weeks ended September 30, 2009 and September 29, 2010 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended
	September 30, 2009	September 29, 2010
Operating Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	32.3	31.2
Payroll and benefits	26.1	27.2
Depreciation and amortization	4.7	4.3
Other operating expenses	36.9	36.5
Operating income	7.4	7.7
Interest expense-net	14.2	14.9

Other expense	0.0	0.0
Other income	0.0	0.0

Loss before provision for income taxes	(6.8)	(7.2)
Provision for income taxes	0.5	0.3
Net loss	(7.3)	(7.6)
Supplementary Operating Statement Data:
Restaurant other operating expense	24.7	24.2
Franchise expense	1.5	1.8
General and administrative expense (1)	10.7	10.5
Total other operating expenses	36.9	36.5

(1) General and administrative expenses as a percent of total operating revenue for 2009 and 2010 were 10.0% and 9.8%, respectively.

13 Weeks Ended September 29, 2010 Compared to 13 Weeks Ended September 30, 2009

Restaurant revenue remained flat at $63.7 million for the 13 weeks ended September 29, 2010 compared to the 13 weeks ended September 30, 2009. Adversely impacting restaurant revenue was a decrease of $0.7 million in restaurant revenue resulting from a 1.1% decrease in company-operated same-store sales for the 2010 period from the 2009 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s fifteen-month anniversary. The components of the company-operated comparable sales decrease were attributed to a transaction decrease of 2.1%, and a check average increase of 1.0%. Check average increased and the number of transactions decreased in the third quarter of 2010 compared to the third quarter of 2009 mainly due to deeper discount promotions in the third quarter of 2009 that increased traffic and lowered check averages in that period. Company-operated same-store sales continued to be impacted during the 2010 period by strong competition (mainly in discounts and promotions) and a general sales softness in the QSR industry due to higher unemployment, the challenging economic environment and other adverse economic and consumer confidence factors which we expect to continue through the remainder of 2010 and possibly into 2011. Another component of decreased restaurant revenue were the lost sales of $0.6 million from the closure of one and three company-operated restaurants in 2009 and 2010, respectively, of which one was managed by EPL through a management agreement with a franchisee. These decreases were offset by $0.9 million of revenue from four restaurants purchased from a franchisee in September 2009 and $0.4 million of revenue from three restaurants opened in fiscal 2009 that are not part of the company-operated same-store sales base.

Franchise revenue decreased $0.3 million, or 6.4%, to $4.5 million for the 13 weeks ended September 29, 2010 from $4.8 million for the 13 weeks ended September 30, 2009. This decrease is due primarily to lower franchise development fee income of $0.2 million and lower royalties of $0.1 million. The lower franchise development fee income is mainly attributable to the $0.2 million of income recognized in the 13 weeks ended September 30, 2009 due to a termination of one franchise development agreement. Royalties, which are based on sales, were slightly lower due to a 3.0% decrease in franchise-operated same-store sales for the 2010 period from the 2009 period. Franchise-operated same-store sales were impacted by the same adverse factors that affected company-operated same-store sales described above. Additionally, franchise revenue for the third quarter of 2010 was adversely impacted by the closure of one franchise unit in each of the first two quarters of 2010 and eight franchise unit closures in the third quarter of 2009. The decrease in royalty revenue due to closed units was partially offset by two franchise-operated stores opening in the third quarter of 2009 and one new restaurant opening in each of the second and third quarters of 2010, respectively.

Product costs decreased $0.7 million, or 3.2%, to $19.9 million for the 13 weeks ended September 29, 2010 from $20.6 million for the 13 weeks ended September 30, 2009. This decrease is a result of a $0.4 million net reduction in food cost and a $0.3 million decrease in non-ingredient items during the 2010 period compared to the 2009 period. The food cost decrease was due to lower costs for: chicken of $0.9 million, rice of $0.1 million and beans of $0.1 million. These lower commodity costs were partially offset by a $0.7 million increase in steak cost due to adding this additional protein in 2010. The non-ingredient costs decrease was mainly due to certain contracts for packaging items that were renewed in the first quarter of 2010 with favorable pricing compared to the prior year.

Product cost as a percentage of restaurant revenue was 31.2% for the 13 weeks ended September 29, 2010 compared to 32.3% for the 13 weeks ended September 30, 2009. This decrease resulted primarily from lower food and non-ingredient costs discussed above and less discounting in the current period.  The decreases in product costs as a percentage of restaurant revenue were partially offset by the introduction in the first quarter of 2010 of our steak products which have lower gross margins than our overall chicken products.

Payroll and benefit expenses increased $0.7 million, or 4.4%, to $17.3 million for the 13 weeks ended September 29, 2010 from $16.6 million for the 13 weeks ended September 30, 2009. This increase was primarily a result of $0.6 million in higher workers’ compensation insurance expense in 2010 compared to the 2009 period as we experienced an increase in the current quarter in the number of workers’ compensation claims and there were reductions to the workers’ compensation reserves in the prior year period. Due to increased medical claims in the current quarter, our health insurance costs increased by $0.4 million in the 2010 period compared to the 2009 period. These increases were partially offset by lower labor costs of $0.2 million due to improved labor scheduling and lower bonuses of $0.1 million.

As a percentage of restaurant revenue, payroll and benefit costs increased 1.1% to 27.2% for the 2010 period from 26.1% for the 2009 period mainly due to the reason mentioned above.

Depreciation and amortization decreased $0.3 million or 8.6%, to $3.0 million for the 13 weeks ended September 29, 2010 from $2.7 million for the 13 weeks ended September 30, 2009.  This decrease was mainly attributed to a portion of our point of sale equipment in our restaurants being fully depreciated and no longer having amortization of our franchise network intangible asset that was fully impaired in 2009. These decreases were partially offset by depreciation from additional restaurants opened during the latter part of 2009.

Depreciation and amortization as a percentage of restaurant revenue decreased to 4.3% for the 13 weeks ended September 29, 2010 compared with 4.7% for the 13 weeks ended September 30, 2009 mainly due to the reasons noted above.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, decreased $0.3 million, or 1.8%, to $15.4 million for the 13 weeks ended September 29, 2010 from $15.7 million for the 13 weeks ended September 30, 2009. This decrease is mainly attributed to the reasons noted below.

Restaurant other operating expense as a percentage of restaurant revenue decreased to 24.2% for the 2010 period from 24.7% for the 2009 period. The decrease was primarily due to lower general liability insurance expense of $0.3 million as a result of an overall reduction in the number of general liability claims. Additionally, expenses for restaurant operating supplies decreased $0.1 million due to timing of purchases and a $0.1 million decrease in pre-opening expenses which was due to no new stores opening in the third quarter of 2010 compared to two new store openings and four units that transferred from a franchisee to the company in the third quarter of 2009. These decreases were partially offset by higher natural gas and electricity expenses of $0.2 million due primarily to increased rates.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense was relatively flat at $1.2 million for the 13 weeks ended September 29, 2010.

General and administrative expense decreased $0.2 million, or 2.2%, to $6.6 million for the 13 weeks ended September 29, 2010 from $6.8 million for the 13 weeks ended September 30, 2009. The decrease was attributed to a decrease in restaurant asset impairment charges in the 2010 period of $1.0 million from the 2009 period and a $0.2 million decrease in severance expense. These decreases were partially offset by a $0.5 million increase in outside consulting services, a $0.2 million increase in the closed store reserve for one store that was closed in the third quarter of 2010, a $0.2 million increase in the corporate bonus accrual and higher health insurance costs of $0.1 million mainly due to increased medical claims.

General and administrative expense as a percentage of total revenue decreased 0.2% to 9.8% for the 13 weeks ended September 29, 2010 from 10.0% for the 13 weeks ended September 30, 2009. The decrease was due to the reduced general and administrative expense noted above.

Interest expense, net of interest income, increased $0.4 million, or 4.8%, to $9.5 million for the 13 weeks ended September 29, 2010 from $9.1 million for the 13 weeks ended September 30, 2009.

Despite having a loss for the 13 weeks ended September 29, 2010 and September 30, 2009, we had an income tax provision of $0.2 million and $0.3 million, respectively primarily related to the effect of changes in our deferred taxes and the related effect of maintaining a full valuation allowance against certain of our deferred tax assets as of September 29, 2010.

As a result of the factors noted above, we had a net loss of $4.8 million for the 13 weeks ended September 29, 2010 compared to a net loss of $4.6 million for the 13 weeks ended September 30, 2009.

Our operating results for the 39 weeks ended September 30, 2009 and September 29, 2010 are expressed as a percentage of restaurant revenue below:

	39 Weeks Ended
	September 30, 2009	September 29, 2010
Operating Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	32.3	31.2
Payroll and benefits	26.5	27.0
Depreciation and amortization	4.4	4.1
Other operating expenses	37.5	36.3
Operating income	6.5	8.5
Interest expense-net	11.9	14.4

Other expense	0.2	0.0
Other income	(0.2)	0.0

Loss before provision for income taxes	(5.4)	(5.9)
Provision for income taxes	10.1	0.5
Net loss	(15.4)	(6.4)
Supplementary Operating Statement Data:
Restaurant other operating expense	23.6	24.0
Franchise expense	1.5	1.6
General and administrative expense (1)	12.4	10.7
Total other operating expenses	37.5	36.3

(1) General and administrative expenses as a percent of total operating revenue for 2009 and 2010 were 11.6% and 10.0%, respectively.

39 Weeks Ended September 29, 2010 Compared to 39 Weeks Ended September 30, 2009

Restaurant revenue decreased $3.7 million, or 1.9%, to $193.7 million for the 39 weeks ended September 29, 2010 from $197.4 million for the 39 weeks ended September 30, 2009. This decrease was primarily due to a reduction of $6.4 million in restaurant revenue resulting from a 3.3% decrease in company-operated same-store sales for the 2010 period from the 2009 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s fifteen-month anniversary. The components of the company-operated comparable sales decrease were attributed to a transaction decrease of 7.0%, and a check average increase of 4.0%. Check average increased and the number of transactions decreased in the first 39 weeks of 2010 compared to the first 39 weeks of 2009 mainly due to deeper discount promotions in the first 39 weeks of  2009 that increased traffic and lowered check averages in that period. The decrease was also due to lost sales of $0.8 million and $1.1 million from the closure of one and three company-operated restaurants in 2009 and 2010, respectively, of which one was managed by EPL through a management agreement with a franchisee. These decreases were partially offset by $1.7 million of revenue from seven restaurants opened in fiscal 2008 and 2009 not yet in the comparable store base and also by $2.9 million of revenue from four restaurants purchased from a franchisee in September 2009.

Franchise revenue decreased $0.6 million, or 4.2%, to $13.8 million for the 39 weeks ended September 29, 2010 from $14.4 million for the 39 weeks ended September 30, 2009. This decrease is due primarily to lower royalties of $0.6 million and percentage rent income of $0.2 million partially offset by higher franchise development fee income of $0.2 million in the 2010 period compared to the 2009 period. Royalty and percentage rent income, which are both based on sales, were lower due to a 5.7% decrease in franchise-operated same-store sales for the 2010 period from the 2009 period. Franchise-operated same-store sales were impacted by the same adverse factors that affected company-operated same-store sales described above. Additionally, franchise revenue was negatively impacted by the closure of two and ten franchise units in the 39 weeks of 2010 and in 2009, respectively and which negative impact was partially offset by the five openings in the 2009 period and two openings in the 2010 period, respectively.

Product costs decreased $3.2 million, or 5.1%, to $60.5 million for the 39 weeks ended September 29, 2010 from $63.7 million for the 39 weeks ended September 30, 2009. This decrease resulted primarily from the decline in company-operated restaurant revenue in the 2010 period compared to the 2009 period along with lower costs of chicken, rice and beans. We experienced a net decrease of a $2.2 million in food cost and a $1.0 million decrease in non-ingredient items during the 2010 period compared to the 2009 period. The food cost decrease was comprised of chicken reduction of $4.5 million, rice reduction of $0.4 million and beans reduction of $0.2 million and other food items of $0.5 million. These reductions were partially offset by a $3.0 million increase in steak cost due to adding this additional protein in the first quarter of 2010 and higher tomato costs of $0.4 million. Non-ingredient costs decreased $1.0 million due to certain contracts for packaging items that were renewed in the first quarter of 2010 with favorable pricing compared to the prior year.

Product cost as a percentage of restaurant revenue was 31.2% for the 39 weeks ended September 29, 2010 compared to 32.3% for the 39 weeks ended September 30, 2009. This decrease resulted primarily from lower food and non-ingredient costs discussed above and less discounting in the current period. The decreases in product costs as a percentage of restaurant revenue were partially offset by the introduction of our steak products in 2010 which have lower gross margins than our overall chicken products.

Payroll and benefit expenses decreased $0.1 million, or 0.2%, to $52.3 million for the 39 weeks ended September 29, 2010 from $52.4 million for the 39 weeks ended September 30, 2009. The payroll decrease of approximately $0.6 million was primarily a result of needing fewer employees to support the lower sales volume for the 2010 period along with some enhancements we made to our labor scheduling, which savings were partially offset by the costs incurred as a result of four new restaurants opened and four acquired restaurants in 2009 and the additional labor costs required to train our restaurant employees for our new steak roll-out in January 2010. These payroll decreases were partially offset by higher workers’ compensation expense of $0.3 million and higher health insurance costs of $0.2 million.

As a percentage of restaurant revenue, payroll and benefits expense increased 0.5% to 27.0% for the 2010 period from 26.5% for the 2009 period due to the decrease in restaurant revenue and relatively fixed nature of restaurant management costs, increased training and the other factors mentioned above.

Depreciation and amortization decreased $0.7 million, or 8.1%, to $8.0 million for the 39 weeks ended September 29, 2010 compared to $8.7 million for the 39 weeks ended September 30, 2009.  This decrease was mainly attributed to a portion of our point of sale equipment in our restaurants becoming fully depreciated and no longer having amortization expense of our franchise network intangible asset that was fully impaired in 2009. These decreases were partially offset by new restaurants opened.

Depreciation and amortization as a percentage of restaurant revenue decreased to 4.1% for the 39 weeks ended September 29, 2010 compared with 4.4% for the 39 weeks ended September 30, 2009 mainly due to the reasons noted above.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expense, decreased $0.3 million or 0.6% to $46.4 million for the 39 weeks ended September 29, 2010 compared to $46.7 million for the 39 weeks ended September 30, 2009. The decrease is mainly attributed to a decrease in general liability insurance expense of $0.4 million as a result of an overall reduction in the number of general liability claims, lower pre-opening store expenses due to fewer new store openings of $0.4 million and lower advertising expense of $0.3 million. Advertising expense each period may be above or below our planned annual rate of 4% of revenue, depending on the timing of marketing promotions and the relative weights of advertising and prices of media spending. These decreases were partially offset by increases in the cost of natural gas and electricity of $0.5 million and increases in repairs and maintenance expenses of $0.3 million.

Restaurant other operating expense as a percentage of restaurant revenue increased to 24.0% for the 2010 period from 23.6% for the 2009 period. The percentage increase was mainly due to the combination of lower sales and increases in certain expenses when expressed as a percentage of restaurant revenue such as occupancy which increased 0.2% as a percentage of restaurant revenue and an increase in repairs and maintenance of 0.2% as a percentage of restaurant revenue, and an increase in the cost of natural gas and electricity of 0.3% as a percentage of restaurant revenue. These increases were partially offset by lower general liability insurance expense of 0.2% of restaurant revenue, lower store pre-opening expenses of 0.2% of restaurant revenue and lower advertising expense of 0.1% of restaurant revenue.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense was relatively flat at $3.1 million for the 39 weeks ended September 29, 2010.

General and administrative expense decreased $3.8 million, or 15.3%, to $20.7 million for the 39 weeks ended September 29, 2010 from $24.5 million for the 39 weeks ended September 30, 2009. The decrease was mainly attributed to a decrease in legal settlements of $2.9 million, a decrease in restaurant asset impairment of $1.7 million and a decrease in wages and severance of $0.8 million. These decreases were partially offset by a $1.1 million increase in our closed store reserve for two stores we closed in 2010 and two stores which we did not open and $0.5 million increase in outside consulting services.

General and administrative expense as a percentage of total revenue decreased 1.6% to 10.0% for the 39 weeks ended September 29, 2010 from 11.6% for the 39 weeks ended September 30, 2009. The decrease was mainly due to the decline in the relative amounts spent during the periods, which decline was partially offset by the decline in revenue, in each case for the reasons noted above.

Interest expense, net of interest income, increased $4.5 million, or 19.1%, to $28.0 million for the 39 weeks ended September 29, 2010 from $23.5 million for the 39 weeks ended September 30, 2009. Due to issuing $132.5 million aggregate principal amount of 11¾% senior secured notes in May, 2009 and paying off our 2009 senior secured notes our average debt balances for the 39 weeks ended September 29, 2010, increased to $268.5 million compared to $254.5 million for the 39 weeks ended September 30, 2009.  Our average interest rate increased to 12.61% for the 39 weeks ended September 29, 2010 compared to 10.10% for the 2009 period primarily due to the debt refinancing mentioned above.

The Company had $0.4 million in other expense in the 2009 period related to the change in the fair value of the interest rate swap agreement. The fixed interest rate that the Company agreed to pay was higher than the floating rate estimated for the life of the agreement. The Company terminated the interest rate swap agreement in the second quarter of 2009.

The Company had $0.5 million in other income in the 2009 period attributed to a net gain on the repurchase of a portion of the 2013 notes. This gain was net of the portion of the deferred finance costs associated with the notes. No bonds were repurchased in the first 39 weeks of 2010.

Despite having a loss for the 39 weeks ended September 29, 2010, we had an income tax provision of $1.0 million, primarily related to the effect of changes in our deferred taxes and the related effect of maintaining a full valuation allowance against certain of our deferred tax assets as of September 29, 2010. For the 39 weeks ended September 30, 2009, we had an income tax provision of $19.8 million as we recorded a valuation allowance against our deferred tax assets and the effect of changes in our deferred taxes.

As a result of the factors noted above, we had a net loss of $12.5 million for the 39 weeks ended September 29, 2010 compared to a net loss of $30.4 million for the 39 weeks ended September 30, 2009.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. At September 29, 2010, our total debt was $268.7 million, compared to $268.2 million at December 30, 2009. Assuming we do not repurchase any of the outstanding 2014 bonds, in May 2011 Intermediate is required to make a mandatory redemption of a portion of our 2014 Notes at an estimated cost of approximately $10.6 million along with the interest payment that will then be due. See “Debt and Other Obligations” below. Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our available cash and our ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash of $12.1 million at September 29, 2010, available borrowings under our credit facility (which availability was approximately $6.1 million at September 29, 2010), and funds from Chicken Acquisition Corp. (“CAC”) will be adequate to meet our liquidity needs for the next 12 months. Under the covenants governing our outstanding Notes, EPL is limited on the amount that it can distribute to Intermediate, including amounts that Intermediate could use to fund its debt service. Intermediate is a wholly-owned subsidiary of El Pollo Loco Holdings, Inc., which is a wholly owned indirect subsidiary of CAC. Our results of operations as well as current economic and constrained liquidity conditions could make it more difficult or costly for us to obtain additional debt financing or to refinance our existing debt when it becomes necessary (assuming such financing is then available to the Company), or could otherwise make alternative sources of liquidity or financing costly or unavailable. See “Debt and Other Obligations”.

In the 39 week period ended September 29, 2010, our capital expenditures totaled $5.3 million, consisting mainly of $3.1 million for restaurant image “refreshes”, $1.4 million for capitalized repairs of existing sites, $0.7 million for point of sale upgrades and corporate information technology enhancements and $0.1 million for a new unit under construction. We currently expect our aggregate capital expenditures for 2010 to be approximately $6.0 to $7.0 million in light of a reduced number of expected new store openings in 2010 compared to prior years and increased restaurant image “refreshes” in 2010.

Cash and cash equivalents, including restricted cash, increased $0.8 million from $11.4 million at December 30, 2009 to $12.2 million at September 29, 2010. See “Working Capital and Cash Flows” below for information explaining this increase. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity and capital needs. If we acquire additional restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness, if necessary, on commercially reasonable terms or at all.

As discussed in Note 8, Commitments and Contingencies in our condensed consolidated financial statements, we are involved in various lawsuits, including wage and hour class action lawsuits. In order to mitigate the adverse effects of these cases, such as on-going legal expense, diversion of management time, and the risk of a substantial judgment against us (which could occur even if we believe we have a strong legal basis for our position), we have in the past, and may in the future, settle these cases. Any substantial settlement payments or damage awards against us if the cases go to trial could have a material adverse effect on our liquidity and financial condition. In fiscal 2009 we agreed to settle various lawsuits for payments totaling $10.4 million of which $8.7 million were made during the 39 weeks ended September 29, 2010. These payments were partially offset by a $4.5 million settlement award we received in February 2010. As of September 29, 2010, we have $2.7 million remaining to be paid on these lawsuits.

As a holding company, the stock of EPL constitutes our only material asset. EPL conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate and currently has restrictions that limit distributions or dividends to be paid by EPL to Intermediate. Furthermore, subject to certain restrictions, EPL is permitted under the terms of EPL’s senior secured credit facilities and the indentures governing the 2012 Notes, 2013 Notes and 2014 Notes to incur additional indebtedness that may severely restrict or prohibit EPL from making distributions or loans, or paying dividends, to Intermediate. If we are unable to obtain cash from EPL or other sources, we will not be able to meet our debt and other obligations. For the cash interest payment of approximately $2.1 million that was due on May 15, 2010 for the 2014 Notes, EPL made a cash dividend distribution to Intermediate to cover this interest payment. As mentioned elsewhere herein, EPL may or may not make future funds available to Intermediate to service its debt.

Working Capital and Cash Flows

We presently have, in the past have had, and may have in the future, negative working capital balances. The working capital deficit principally is the result of our interest payments, lower sales and capital expenditures. We are able to operate with a substantial working capital deficit mainly because (1) restaurant revenues are received primarily on a cash or near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales. As a result, funds from cash sales and franchise revenue not immediately needed to pay for food and supplies typically have been used for capital expenditures and/or debt service payments. We expect our negative working capital balances to continue to increase for the remainder of 2010 based on the interest payments that are due, the continuation of the economic downturn and its impact on our results of operations and our plan to only open one new restaurant in the fourth quarter of 2010.

During the 39 weeks ended September 29, 2010, our cash and cash equivalents, including restricted cash, increased by $0.8 million to $12.2 million from the period ended December 30, 2009. This increase was primarily due to an $8.0 million increase in accrued interest, $4.5 million in cash received from a settlement award, $1.4 million net amount collected on accounts receivable and $1.2 million favorable change in prepaid assets and accrued insurance accounts, partially offset by legal settlement payments of $8.7 million, $5.3 million used for capital expenditures and $0.3 million of capital lease payments. The $2.3 million decline in capital expenditures for the 39 week period ended September 29, 2010 compared to comparable period in 2009 was mainly due to decreased spending on new restaurants as we concentrated on “refreshing” the majority of our units.

Debt and Other Obligations

Credit Facility

On May 22, 2009, EPL entered into a credit agreement (the “Credit Facility”) with Intermediate as guarantor, Jefferies Finance LLC, as administrative and syndication agent, and the various lenders. On October 21, 2010, the credit facility was assigned from Jefferies Finance LLC to GE Capital LLC. The terms and conditions of the credit facility remain essentially the same. The Credit Facility provides for a $12.5 million revolving line of credit with borrowings (including obligations in respect of revolving loans and letters of credit) limited at any time to the lesser of (i) $12.5 million and (ii) the Company’s consolidated cash flow for the most recently completed trailing twelve consecutive months and, in no event, shall obligations in respect of letters of credit exceed an amount equal to $10.0 million. EPL has $6.4 million of letters of credit outstanding under the Credit Facility as of September 29, 2010.

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

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) incur additional indebtedness or issue preferred stock; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) make certain restricted payments; (vi) make investments, loans or advances; (vii) make certain acquisitions; (viii) engage in certain transactions with affiliates; (ix) change the Company’s lines of business or fiscal year; and (x) engage in speculative hedging transactions. In addition, the Credit Agreement will require the Company to maintain, on a consolidated basis, a minimum level of consolidated cash flow at all times. As of September 29, 2010, the Company was in compliance with all of the financial covenants contained in the Credit Facility and had $6.1 million available for borrowings under the revolving line of credit.

2012 Notes

On May 22, 2009, EPL issued $132.5 million aggregate principal amount of 11 3/4% senior secured notes due December 1, 2012 (the “2012 Notes”) in a private placement. EPL sold the 2012 Notes at an issue price equal to 98.0% of the principal amount, resulting in gross proceeds to EPL of $129.9 million before expenses and fees. Interest is payable each year in June and December beginning December 1, 2009. The 2012 Notes are guaranteed by Intermediate and are secured by a second priority lien on substantially all of the Company’s assets. The 2012 Notes may be redeemed at a premium, at the discretion of EPL, after March 1, 2011, or sooner in connection with certain equity offerings. If EPL undergoes certain changes of control, each holder of the notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount. The Indenture governing the 2012 Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to incur additional indebtedness; pay dividends or certain restricted payments; make certain investments; sell assets; create liens; merge; and enter into certain transactions with its affiliates. As of September 29, 2010, we had $130.9 million outstanding in aggregate principal amount under our 2012 Notes. The principal value of the 2012 Notes will increase (representing accretion of original issue discount) from the date of original issuance so that the accreted value of the 2012 Notes will be equal to the full principal amount of $132.5 million at maturity.

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

As of September 29, 2010, we calculated our “fixed charge coverage ratio” (as defined in the indenture governing the 2012 Notes) at 1:19 to 1:00. The indenture permits EPL to incur indebtedness or issue disqualified stock, and the EPL’s restricted subsidiaries to incur indebtedness or issue preferred stock, and to make dividend and other restricted payments to Intermediate, if, among other things, our fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2:00 to 1:00, as determined on a pro forma basis as if such indebtedness had been incurred or the disqualified stock or the preferred stock had been issued or such dividend or other restricted payment had been made at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness (other than indebtedness under EPL’s revolving credit facility) and is prohibited from paying certain dividends and restricted payments in an aggregate amount in excess of $2.9 million under the terms of the 2012 Notes. A failure to meet the ratios affects only our ability to incur additional indebtedness and make certain dividend and other restricted payments, but does not constitute a default under these Notes.

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

At September 29, 2010, Intermediate had $29.3 million outstanding in aggregate principal amount of 2014 Notes along with $0.3 million of the premium discussed below. No cash interest accrued on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes increased (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½ % per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 was equal to the full principal amount of $29.3 million at maturity. Beginning on November 15, 2009, interest accrues on the 2014 Notes at an annual rate of 14 ½ % per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. The 2014 Notes are unsecured and are not guaranteed. The 2014 Notes may be redeemed at a premium, at the discretion of Intermediate. If Intermediate undergoes certain changes of control, each holder of the 2014 Notes may require Intermediate to repurchase all or a part of its notes at a price of 101% of the principal amount.

If any of the 2014 Notes are outstanding at May 15, 2011, Intermediate is required to redeem for cash a portion of each note then outstanding at 104.5% of the accreted value of such portion of such note, plus accrued and unpaid interest, if any. Based on the principal amount of the 2014 Notes outstanding at September 29, 2010, it is estimated that we will be required to pay approximately $10.6 million in May 2011 to satisfy the mandatory redemption requirement. As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. Intermediate has no material assets or operations; the Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the 2012 Notes have restrictions that limit distributions or dividends that may be paid by EPL to Intermediate. See Note 14 to our Condensed Consolidated Financial Statements for condensed consolidating financial statements of Intermediate and EPL.

As of September 29, 2010, we had $106.5 million outstanding in aggregate principal amount of 2013 Notes. The 2013 Notes may be redeemed at a premium, at the discretion of EPL. If EPL undergoes certain changes of control, each holder of the 2013 Notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount.

As of September 29, 2010, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as defined in the indenture governing the 2014 Notes) at 1:11 to 1:00 and 6:78 to 1:00, respectively. Similar ratios exist in the indenture governing the 2013 Notes. Under the indentures governing the 2014 Notes and 2013 Notes, we may incur indebtedness, Intermediate and EPL may issue disqualified stock, restricted subsidiaries of EPL may issue preferred stock, and the Company make certain dividend and other restricted payments if, among other things, our fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2:00 to 1:00, and if our consolidated leverage ratio would have been equal to or less than 7:50 to 1:00, all as determined on a pro forma basis as if such indebtedness had been incurred or the disqualified stock or the preferred stock had been issued or such dividend or other restricted payment had been made at the beginning of such four-quarter period. Since we do not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness (other than indebtedness under EPL’s revolving credit facility) under the terms of the 2013 and 2014 Notes, Intermediate is not permitted to incur additional indebtedness under the terms of the 2014 Notes, EPL is prohibited from paying certain dividends and restricted payments under the 2013 Notes in an aggregate amount in excess of $2.9 million and Intermediate is prohibited from paying certain dividends and restricted payments to its parent, El Pollo Loco Holdings, Inc., under the 2014 Notes in an aggregate amount in excess of $2.9 million. A failure to meet the ratios affects only our ability to incur additional indebtedness and make certain dividend and other restricted payments, but does not constitute a default under these Notes.

Other Obligations

At September 29, 2010, we had outstanding letters of credit totaling $6.4 million, which served primarily as collateral for our various workers’ compensation insurance programs.

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

Litigation Contingency

As discussed in Note 8 to our Condensed Consolidated Financial Statements in Part I of this Report, we are subject to employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws in the ordinary course of business. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. In recent years a number of restaurant companies have been subject to wage and hour class action lawsuits alleging violations of federal and state labor laws. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We are currently a defendant in several wage and hour class action lawsuits. Since our insurance carriers have denied coverage of these claims, a significant judgment against us could adversely affect our financial condition and adverse publicity resulting from these allegations could adversely affect our business. In an effort to mitigate these adverse consequences, we have in the past, and could in the future, seek to settle certain of these lawsuits. The on-going expense of these lawsuits, and any substantial settlement payment or judgment against us, could adversely affect our business, financial condition, operating results or cash flows.  In 2009, we accrued $10.4 million for litigation settlements of which $2.7 million remains to be paid and is included in the accompanying condensed consolidated balance sheets in accounts payable as of September 29, 2010.

Off-Balance Sheet and Other Arrangements

As of September 29, 2010 and September 30, 2009, we had letters of credit outstanding under our Credit Facility in the aggregate amount of approximately $6.4 million and $6.3 million, respectively.

As a result of assigning our interest in obligations under real estate leases in connection with the sale of company-owned restaurants to some of our franchisees, we are contingently liable on six lease agreements. These leases have various terms, the latest of which expires in 2015. As of September 29, 2010, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $1.1 million. The present value of these potential payments discounted at our estimated pre-tax cost of debt at September 29, 2010 was approximately $0.8 million. Our franchisees are primarily liable on the leases. We have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the leases. We believe these cross-default provisions reduce our risk that we will be required to make payments under these leases. Accordingly, no liability has been recorded on the Company’s books related to this guarantee.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates. We are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under EPL’s senior secured credit facility that bears interest at floating rates. As of September 29, 2010, we had no amounts outstanding under this facility.

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

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective as of September 29, 2010. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), by the issuer is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. “Disclosure controls and procedures”  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during our 39 weeks ended September 29, 2010 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

As previously disclosed in earlier reports filed with the Securities and Exchange Commission, the Company entered into an agreement in the fourth quarter of 2009 to settle for $8.0 million a purported class action lawsuit brought by former managers Haroldo Elias, Marco Ramirez and Javier Rivera. The Company funded the settlement on January 14, 2010 and the Superior Court of the State of California, County of Los Angeles, granted final approval of the class wide settlement and entered Final Judgment at a hearing on April 20, 2010. This settlement also included and settled the previously disclosed purported class action complaint filed by Salvador Amezcua. Total payments related to this case were $8.7 million.

In April 2007, Dora Santana filed a purported class action in state court in Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. The parties have agreed to settle this matter for approximately $0.8 million and have executed a Settlement Agreement. This amount was accrued in the prior year and is included in the accompanying condensed consolidated balance sheets in accounts payable as of September 29, 2010. The Court granted final approval of this settlement in August 2010 and the settlement was funded on October 25, 2010.

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The parties have agreed to settle this matter for approximately $1.9 million and have executed a Settlement Agreement. This amount was fully accrued for in the prior year and is included in the accompanying condensed consolidated balance sheets in accounts payable as of September 29, 2010. On October 28, 2010, the Judge ruled that the settlement was fair and granted final approval upon successful notice to additional class members and a determination of the fees due to the settlement administrator. A final approval hearing is set for January 7, 2011.

Martin Penaloza, a former Assistant Manager, filed a purported class action on May 26, 2009 in Superior Court in Orange County, California. The claims, requested remedies, and potential class in this case overlap those in the Delgado lawsuit described above and will be included in that settlement.

In September 2008, American International Specialty Lines Insurance Company (AISLIC) from whom the Company acquired excess insurance coverage, filed an action for declaratory judgment seeking to have the court determine that it is not required to indemnify EPL for any amounts awarded against it (or paid in settlement) in connection’s with the previously settled EPL-Mexico v. EPL-USA trademark litigation.  In July 2010, the parties agreed to settle this matter for payment to the Company of $75,000 and a waiver of fees and costs by AISLIC. The Company received payment from AISLIC on July 28, 2010.

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

Item 1A. Risk Factors

The Company’s business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2009 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q and any subsequent filings of quarterly reports on Form 10-Q. The disclosures in the Company’s annual report on Form 10-K, this quarterly report on Form 10-Q and the Company’s subsequent reports and filings are not necessarily a definitive list of all factors that may affect the Company’s business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2009, except as provided in any amendments thereto and those set forth below.

The delay or inability to hire new executives may have an adverse impact on our business and results of operations.

As previously announced by the Company, effective September 12, 2010 Stephen Carley, the former President, Chief Executive Officer and director of the Company, voluntarily resigned from all his positions with the Company and its affiliates. In connection with such resignation, Stephen J. Sather was appointed to serve as the acting President and Chief Executive Officer of the Company. Also as previously disclosed by the Company, effective October 15, 2010 Karen Eadon voluntarily resigned from her position as Senior Vice President, Marketing for the Company. The Company is actively engaged in executive searches for a new Chief Executive Officer as well as a new senior marketing officer. The Company depends on the unique abilities and knowledge of its executive officers and other key personnel. Though the Company is actively engaged in executive searches to fill the positions of Chief Executive Officer and senior marketing officer, there can be no assurance that the Company will be able to identify and hire qualified individuals for such positions in a timely manner. An extended period of time without a permanent Chief Executive Officer or senior marketing officer could add uncertainty to the Company and materially and adversely affect the Company’s business, financial condition or results of operations. Furthermore, in recruiting new executive officers, the Company will incur expenses related to recruiting and hiring, and possibly experience transitional inefficiencies. In the event the Company is unable to effect a smooth transition from its acting to a new Chief Executive Officer, the resulting disruption could negatively impact the Company’s operations and impede the Company’s ability to manage its business successfully and competitively.

Item 5. Other Information

On November 12, 2010, the Company issued a press release reporting results of operations for the third quarter and 39 weeks ended September 29, 2010. A copy of the press release is being furnished as Exhibit 99.1 hereto and is incorporated herein by this reference. We do not intend for this exhibit to be incorporated by reference into any other filings we make with the SEC. This information is provided in this Report in response to Item 2.02, Results of Operations and Financial Condition, and Item 9.01, Financial Statements and Exhibits, of Form 8-K in lieu of filing a Form 8-K.

On October 21, 2010, the Company’s Credit Facility was assigned from Jefferies Finance LLC to GE Capital Financial, Inc. In connection with this assignment the parties entered into an Agency and Assignment Agreement and Amendment No. 1 to the Credit Agreement and the Other Loan Documents, which is attached hereto as Exhibit 10.2 and incorporated herein by reference. The terms and conditions of the Credit Facility remain essentially the same as described in Note 11 to the Company’s Condensed Consolidated Financial Statements.

Item 6. Exhibits

Exhibit
Number	Description of Documents

10.1
Second Amendment to Distribution Agreement dated as of July 30, 2010 by and among El Pollo Loco, Inc. and Meadowbrook Meat Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8 K filed on August 10, 2010)

10.2
Agency and Assignment Agreement and Amendment No. 1 to the Credit Agreement and the Other Loan Documents dated October 21, 2010 by and among GE Capital Financial Inc., Jefferies Finance LLC, EPL Intermediate, Inc. and El Pollo Loco, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1	Press Release dated November 12, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPL INTERMEDIATE, INC.

Date: November 12, 2010	By:	/s/ Stephen J. Sather
Stephen J. Sather
Acting President and Chief Executive Officer

	By:	/s/ Gary Campanaro
Gary Campanaro
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Documents

10.1
Second Amendment to Distribution Agreement dated as of July 30, 2010 by and among El Pollo Loco, Inc. and Meadowbrook Meat Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8 K filed on August 10, 2010)

10.2
Agency and Assignment Agreement and Amendment No. 1 to the Credit Agreement and the Other Loan Documents dated October 21, 2010 by and among GE Capital Financial Inc., Jefferies Finance LLC, EPL Intermediate, Inc. and El Pollo Loco, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1	Press Release dated November 12, 2010