Form 10-K
period 2010-12-29
EPL Intermediate, Inc.
filed 2011-03-25
CIK 1289728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 29, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                to

Commission File Number 333-115644

EPL Intermediate, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4092105
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3535 Harbor Blvd., Suite 100
Costa Mesa, California 92626
(Address of principal executive offices, including zip code)

(714) 599-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check one):

Large accelerated filer ☐       Accelerated filer ☐ Non-Accelerated filer ☒         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The common stock of the registrant is not publicly traded and is held 100% by an affiliate.

On March 25, 2011, 100 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed to constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Company intends that all such statements be subject to the safe harbor provisions contained in those sections.  Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “belief,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” “should,” “may,” “could,” “continue,” “predict,” “strategy,” “will likely result,” “will likely continue” and similar expressions that are generally intended to identify forward-looking statements.

These forward-looking statements reflect our current views with respect to future results, performance, achievements or events.  Readers are cautioned that such forward-looking statements are subject to risks and uncertainties and many important factors, including factors outside of the control of the Company, which could cause actual results, performance, achievements or events to differ materially from those discussed in the forward-looking statements. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to provide any updates concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include but are not limited to the adverse impact of economic conditions on our operating results and financial condition, on our ability to comply with the terms and covenants of our debt agreements and on our ability to pay or to refinance our existing debt or to obtain additional financing; our substantial level of indebtedness; food-borne-illness incidents; negative publicity, whether or not valid; increases in the cost of chicken and other product costs; our dependence upon frequent deliveries of food and other supplies; our vulnerability to changes in consumer preferences and economic conditions; our sensitivity to events and conditions in the greater Los Angeles area, our largest market; our ability to compete successfully with other quick service and fast casual restaurants; our ability to expand into new markets; our reliance on our franchisees, who have also been adversely impacted by the recession; matters relating to labor laws and the adverse impact of related litigation, including wage and hour class actions; our ability to support our franchise system; our ability to renew leases at the end of their terms; the impact of applicable federal, state or local government regulations; our ability to protect our name and logo and other proprietary information; risks arising from recent executive and board turnover, since the Company relies on the unique abilities, experience and knowledge of its directors and officers; and litigation we face in connection with our operations. Actual results may differ materially due to these risks and uncertainties and those discussed below. See “Item 1A. Risk Factors.”

Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure the reader that the results, performance, achievements or events contemplated by the forward-looking statements will be realized in the time frame anticipated or at all.  In light of the significant uncertainties inherent in forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be achieved.  Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

PART 1

Item 1. Business.

Our Company

EPL Intermediate, Inc. (“EPLI” or “Intermediate”) through its wholly-owned subsidiary El Pollo Loco, Inc. (“EPL” and collectively with EPLI, the “Company,” “we,” “us” and “our”),” owns, operates and franchises restaurants specializing in marinated flame-grilled chicken. Our distinct menu, inspired by the kitchens of Mexico, features our authentic recipe flame-grilled chicken, which along with our service format and value price points, serves to differentiate our unique brand. We offer high-quality, freshly-prepared food commonly found in fast casual restaurants, while at the same time providing the value and convenience typically available at traditional quick service restaurant (“QSR”) chains. As of December 29, 2010, our restaurant system consisted of 412 restaurants made up of 171 company-operated restaurants and 241 franchised restaurants located primarily in California with additional restaurants in Arizona, Colorado, Connecticut, Georgia, Illinois, Missouri, Nevada, Oregon, Texas, Utah and Virginia.

Our concept originated in Guasave, Mexico in 1975, and the first U.S. El Pollo Loco restaurant opened in Los Angeles in 1980. Our typical restaurant is a free-standing building with drive-thru service that ranges in size from approximately 2,200 to 2,600 square feet with seating for approximately 60 people. Our menu features our authentic recipe citrus marinated flame-grilled chicken that is freshly prepared daily, most of which we prepare from scratch using fresh, high-quality ingredients. We serve a variety of individual and family-size chicken meals, which include flour or corn tortillas, freshly-prepared salsa and a variety of signature side orders such as Spanish rice and pinto beans. In addition, we offer a wide variety of contemporary, Mexican-inspired entrees including our specialty Pollo Bowl ®, Pollo Salads, signature burritos, and chicken tacos. Our individual and family-size meals appeal to customers for restaurant dining or take-out during dinner time, while our more portable Mexican entrees appeal to customers at lunch time or on the go.

Business Strategy

Increase Same-Store Sales. Prior to the recession that began in 2008, we had a strong track record of growing our same-store sales through a balanced mix of increasing customer traffic and the amount of customers’ average purchase, which we refer to as “average check”. However the economic downturn has negatively affected our same-store sales and there is no assurance we will be able to achieve same-store sales growth in the near future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We plan to continue to seek to improve same-store sales by:

•
Increasing Customer Traffic. We focus on driving transaction volume, which we refer to as customer traffic, by introducing new items that complement our core product base and by promoting menu items designed to deliver value in a highly competitive marketplace. We also continue to roll out innovative limited time offerings to generate repeat visits and attract new customers.

•
Enhancing Average Check. Our strategy to enhance the average customer check includes selling add-on menu items, including soup, salads, sides and desserts, to complete customer meals, as well as introducing new products across multiple price points.

•
Executing Our Targeted Marketing Plan. Our focused and data driven approach to marketing helps us to determine optimal pricing strategies and value promotions, introduce products that reflect customer taste preferences and target advertising based on demographic profiles.

•
Enhancing Speed of Service. We continue to implement initiatives to improve the speed of service for our customers, including a labor scheduling system, drive-thru timing reporting system, and registers at each drive-thru location.

Improve our Operations and Margins. We continually strive to increase our operational efficiency and reduce our costs by focusing on such items as:

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

•
Growing High Margin Franchise Revenue. We continue to emphasize franchise development, which is expected to increase the percentage of our total revenue generated from franchise royalties over time. The growth of our high margin franchise revenue is expected to increase our profitability once the economy improves and our franchisees are able to expand. In response to the current economic environment, we are adjusting our growth strategy for the future to focus on new proto-type designs which are expected to have lower construction costs than our past restaurant designs, thereby making it easier for franchisees to finance new units.

Increase Penetration of Existing Markets. We plan on continuing to open new company-operated and franchise-operated restaurants in our existing core markets. We have a significant presence in the greater Los Angeles area, and we believe that a long term opportunity for new store growth remains in our core markets. Our current market strategy is to develop new company-operated restaurants in the greater Los Angeles area and to partner with experienced operators in California. Our extensive operational and site selection expertise in the greater Los Angeles area creates a strong platform on which to expand our company-operated restaurant base.

In 2010, we opened one company-operated restaurant and three franchise-operated restaurants in existing markets. In 2010, we closed two company-operated restaurants and our franchisees closed five restaurants. We plan to open approximately two new company-operated restaurants in fiscal 2011. As of December 29, 2010, we had one signed franchise development agreement with one franchisee to open an additional two restaurants in our existing markets. We estimate that our franchisees will open between one and three new restaurants in fiscal 2011.

Acquisitions of Restaurants

On September 24, 2009, EPL purchased four El Pollo Loco restaurants located in the Atlanta, Georgia area previously owned and operated by an EPL franchisee, Fiesta Brands, Inc., and related assets, and assumed various operating contracts, including the leases, relating to the four purchased restaurants. EPL continues to operate the four purchased restaurants. EPL also purchased furniture, fixtures and equipment of five other El Pollo Loco restaurants previously operated by Fiesta Brands, Inc. which have been closed. The purchase price of $1.7 million consisted of cash and was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification (“ASC” 805-10, Business Combinations), previously Financial Accounting Standards No. 141(R) Business Combinations (“FAS 141(R)”). The Company’s allocation of the purchase price to the fair value of the acquired assets was as follows: building and leasehold improvements, $1.3 million and equipment, $0.4 million. Results of operations of the Atlanta restaurants are included in the Company’s financial statements beginning as of the acquisition date. Fiesta Brands, Inc. was an affiliate of the Company’s principal stockholders and certain Company directors. See Item 13 Certain Relationships and Related Transactions and Director Independence - Purchase of Restaurants and Termination of Development Agreement.”

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

We strive to maintain quality and consistency in our restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. Restaurant General Managers, many of whom are promoted from our restaurant personnel, must complete a training program of typically six to twelve weeks during which we instruct them in various areas of restaurant management, including food quality and preparation, hospitality and employee relations. We also provide restaurant managers with operations manuals relating to food preparation and operation of the restaurants. These manuals are designed to ensure uniform operations, consistently high-quality products and service and proper accounting for restaurant operations. We hold regular meetings of our restaurant managers to discuss new menu items and efficiency initiatives and to continue training in various aspects of business management. We have created a set of quantitative metrics that are used to measure the performance of both the General Managers and Area Leaders. These metrics measure profitability, food safety, employee safety and various customer satisfaction attributes. We make this data “information that cannot be ignored” by producing a monthly scorecard, holding periodic meetings, and considering these metrics for job performance evaluations.

We have food safety and quality assurance programs that are designed to maintain the highest standards for food and food preparation procedures used by company-operated and franchised restaurants. We have a team of quality assurance managers and third party auditors that perform comprehensive restaurant audits. Quality assurance managers visit each company-operated and franchise-operated restaurant an average of two times a year and evaluate all areas of food handling, preparation and storage. In 2010, there were over 1,000 restaurant food safety inspections conducted. Reputable and recognized third party contractors verified plant compliance for approved suppliers. The frequency is determined by potential food safety risk of each product. During 2010, 58 plant audits were conducted at various suppliers. We also have continuous food safety training that teaches employees to pay attention to food safety at every stage of the food preparation cycle.

We maintain financial and accounting controls for each of our company-operated restaurants through the use of centralized accounting and management information systems and reporting requirements. We collect sales, credit/debit card, gift card and related information daily for each company-operated restaurant. We provide general managers with monthly operating statements for their respective restaurants. Cash, credit/debit card, and gift card receipts are controlled through daily electronic transmission or cash deposits which are picked up by armored courier. At our support center, we use a software program to reconcile on a daily basis the sales cash and credit/debit information sent electronically from our restaurants to the cash and credit/debit detail electronically sent by our bank.

We devote considerable attention to controlling product costs, which are a significant portion of our restaurant expenses. We make extensive use of information technology to provide us with pertinent information on ideal food cost, inventory levels and inventory cost variances and to maintain inventory and cash management controls.

Menu and Food Preparation. We are committed to serving quality chicken and Mexican-inspired food. In preparing menu items, we emphasize quality and freshness. We regularly inspect our vendors to ensure both that the products we purchase conform to our high-quality standards and that the prices offered are competitive. We are committed to differentiating ourselves from other QSR competitors by utilizing fresh, high-quality ingredients as well as by preparing many of our items from scratch. Most of the menu items at each of our restaurants are prepared at that restaurant from fresh chicken and ingredients delivered several times each week. All of our menu items are trans fat free, from our tortillas to the oil used to prepare our chips.  During 2010, we introduced steak to our menu offering, which we later discontinued in the first quarter of 2011.

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

Our chicken is served with flour or corn tortillas, freshly-prepared salsas and a wide variety of side orders including Spanish rice, pinto beans, coleslaw and mashed potatoes. In addition to individual and family chicken meals in quantities ranging from 8 to 14 pieces, we also serve a wide variety of contemporary Mexican entrées including specialty chicken burritos, our specialty Pollo Bowl®, fresh Pollo Salads, chicken tortilla soup, chicken tacos and taquitos. To complement our menu items, a salsa bar in the majority of our locations features four kinds of salsa prepared daily with fresh ingredients. We also serve the Fosters Freeze® brand of soft-serve ice cream products in 72 company-operated restaurants and 86 franchised restaurants.

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

Annual advertising expenditures are approximately 4% of company-operated and franchised restaurant revenue in the greater Los Angeles market area and 4% to 5% of company-operated and franchised restaurant revenue in markets outside of the greater Los Angeles market area.

Intellectual Property

We have registered El Pollo Loco®, Pollo Bowl®, The Crazy Chicken® and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and in approximately 41 foreign countries. In addition, El Pollo Loco’s logo and Web site name and address are our intellectual property. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are unsuccessful, or if any third party misappropriates or infringes on our intellectual property, either in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. Our policy is to pursue and maintain registration of our service marks and trademarks in those countries where our business strategy requires us to do so and to oppose vigorously any infringement or dilution of our service marks or trademarks in such countries.

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

 Franchise Program

We use franchising as our strategy to increase new restaurant growth in certain markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 29, 2010, there were a total of 241 franchised restaurants (239 franchised and two licensed, operating at Universal Studios Theme Park in Los Angeles, California and Foxwoods Casino in Connecticut). Franchisees range in size from single restaurant operators to our largest franchisee, which operated 53 restaurants as of December 29, 2010. We employ three franchise business managers who work with franchisees to maintain system-wide quality. These business managers assist franchisees with new site proposals, new restaurant openings, marketing programs and ongoing operations activities.

Our standard franchise agreement gives our franchisees the right to use our trademarks, service marks, trade dress and our proprietary recipes, systems, manuals, processes and related items. We also provide our franchisees with access to training, marketing, quality control, purchasing, distribution and operations assistance. We are not obligated to and currently do not provide nor plan to provide any direct or indirect financing or financing guarantees for our franchisees. The franchisee is required to pay an initial franchise fee of $40,000 for a 20-year franchise term per restaurant and in most cases, a renewal fee for a successor franchise agreement beyond the initial term. The initial franchise fee may be reduced to $30,000 for second and subsequent restaurants opened under a development agreement. The franchisee is also required to pay monthly royalty fees of 4% of net sales as well as monthly advertising fees of 4% of net sales for the greater Los Angeles designated market area or 4% to 5% of net sales for other markets. Our company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants. Under our franchise agreements, we are obligated to use all advertising fees collected from franchisees to purchase, develop and engage in advertising, public relations, guest satisfaction programs and marketing activities to promote the brand.

Our development agreements generally grant non-exclusive rights to a prospective franchisee, who may be an existing franchisee, to develop a specified number of restaurants in a defined territory within a specified period of time. The development agreement typically requires the opening of two or more restaurants, with the first restaurant to be opened within eighteen months after execution of the development agreement and each subsequent restaurant to be opened within twelve-month intervals thereafter. The development agreements typically outline a schedule of requirements that the prospective franchisee must meet, such as site selection and acquisition, and typically require the developer to use diligent efforts to obtain government approvals and complete construction in order to open the restaurants as scheduled. If a prospective franchisee who has been granted an exclusive territory fails to meet the schedule set forth in the development agreement, the prospective franchisee could lose its exclusive development rights in the defined territory and, in certain circumstances, the development agreement and the right to open our restaurants could terminate. Under the development agreement, we collect a development fee of $10,000 per restaurant, which is applied to the initial franchise fee when the franchise agreement for a restaurant is signed or, in certain circumstances, to other amounts due from the franchisee. When a prospective franchisee does not meet the development schedule and the development agreement is terminated or expires, the development fee will be forfeited. See Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effects that the recession and liquidity crisis have had on our franchisees.

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

Purchasing

Our ability to maintain consistent quality throughout our restaurants depends in part upon the ability to acquire food products and related items from reliable sources in accordance with our specifications. We have a contract with one national distributor for substantially all of the food and supplies, including the chicken that our company-operated restaurants receive from our suppliers. Fresh chicken is typically delivered every other day to each restaurant. We have a five-year distribution agreement with our long-standing distributor, which expires August 31, 2015. Currently, all franchisees are required to use this distributor as the sole approved distributor and they must purchase food and supplies only from approved suppliers. We are currently evaluating bids from multiple suppliers for various products.

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

Historically, we have been able to minimize our exposure to chicken price volatility through supply contracts ranging in term from one to two years and through menu price increases which we may or may not be able to do in the future.

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

Our greatest strength in this competitive environment is our high-quality food. We believe we are positioned to take advantage of a number of consumer trends, including the impact of the Hispanic culture on food and flavors, growth of the Mexican food segment, increased interest in healthy dining and the growth of the Hispanic population in many regions of the United States, which should each provide us with opportunities in the future to grow our market position in existing and new markets.

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

We also are subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, overtime, unemployment tax rates, worker’s compensation rates, citizenship requirements and other working conditions. A significant portion of our hourly staff is paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. We are also subject to the Americans With Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment, which may require us to design or modify our restaurants to make reasonable accommodations for disabled persons. See “Item 1A. Risk Factors—Matters relating to employment and labor laws may adversely affect our business” and “Item 3. Legal Proceedings.”

Many states, including California and the Federal Trade Commission require franchisors to transmit specified disclosure statements to potential franchisees when offering or modifying a franchise. Some states require us to register our franchise offering documents and file our advertising material before we may offer a franchise for sale. Our non-compliance could result in civil or criminal penalty, rescission of a franchise, and suspension of our ability to offer and sell franchises in a state. As of December 29, 2010, we were legally authorized to market franchises in 41 states.

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

Certain of our properties may be located on sites that we know or suspect have been used by prior owners or operators as retail gas stations. Such properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. We are aware of contamination from a release of hazardous materials by a previous owner at two of our owned properties and one of our leased properties. We do not believe that we have contributed to the contamination at any of these properties. It is possible that petroleum products and other contaminants may have been released at other properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination. Although we lease most of our properties, or when we own the property we obtain certain assurances from the prior owner or often obtain indemnity agreements from third parties, we cannot assure you that we will not be liable for environmental conditions relating to our prior, existing or future restaurants or restaurant sites. If we are found liable for the costs of remediation of contamination at or emanating from any of our properties, our operating expenses would likely increase and our operating results would be materially adversely affected. As of December 29, 2010, we believe that the risk of loss is remote.

Employees

As of December 29, 2010, we had approximately 3,852 employees, of whom approximately 3,221 were hourly restaurant employees, 160 were salaried general managers engaged in managerial capacities, 336 were assistant managers and 135 were corporate and office personnel. Most of our restaurant employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of our employees are covered by a collective bargaining agreement. We believe that we generally have good relations with our employees.

Item 1A. Risk Factors.

We have a history of net losses and may continue to incur losses in the future.

We have incurred net losses in each of the last four fiscal years.  We may continue to incur net losses in the future and we cannot assure you that we will achieve or sustain profitability.

The current economic crisis adversely impacted our business and financial results in 2008, 2009 and 2010 and a prolonged economic downturn could materially affect us in the future.

The restaurant industry is dependent upon consumer discretionary spending. The economic crisis has reduced consumer confidence to historic lows, impacting the public’s ability and/or desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses, bankruptcies and reduced access to credit, resulting in lower levels of guest traffic and lower check averages in our restaurants. As a result, our losses in fiscal years ended December 31, 2008, December 30, 2009 and December 29, 2010 increased significantly due, to a large extent, to lower revenues and impairment charges. If this challenging economic situation continues for a prolonged period of time and/or deepens in magnitude, our business, results of operations and ability to comply with the terms of our debt agreements and covenant of our revolving credit facility could be materially adversely affected and may result in further deceleration of the number and timing of new restaurant openings by us and our franchisees. Continued deterioration in customer traffic and/or a reduction in average check amounts will negatively impact our revenues and our profitability and could result in further reductions in staff levels, additional impairment charges and potential restaurant closures.

The failure to meet our debt covenant and the challenging capital markets could have a material adverse effect on our financial condition.

Our ability to manage our debt is dependent on our level of positive cash flow of company-operated and franchise-operated stores that are operating, along with associated costs. The economic downturn has negatively impacted our cash flows and has decelerated our growth plans. The liquidity crisis that began in 2007 adversely impacted global credit markets and severely constrained liquidity conditions. The capital markets continue to be challenging which could make it more difficult for us to refinance our existing debt or to obtain additional debt or equity financing. Continuation of such constraints may increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Our failure to meet our debt covenant on our revolving credit facility or to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of the borrowings which would have a material adverse effect on our business and financial condition.

Our substantial level of indebtedness could materially and adversely affect our business, financial condition and results of operations.

We have substantial debt service obligations. At December 29, 2010, our total debt was approximately $269.1 million, which represented approximately 81% of our total capitalization, and we had $12.5 million of revolving credit available under our existing senior secured credit facility which was reduced by approximately $7.2 million in outstanding letters of credit.  At December 29, 2010, we had no other borrowings against the revolving credit facility.

Our high level of indebtedness could have significant effects on our business, such as:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;

•
requiring us to dedicate all of our cash flow from operations to pay principal and interest on our debt, which was approximately 4156% of our operating cash flow in fiscal 2010, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;

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

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. In May 2011, we will be required to make a mandatory redemption, which is currently estimated to be approximately $10.6 million on our 2014 Notes. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate revenue.

Our senior secured credit facilities contain a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, pay dividends, create liens, make equity or debt investments, make acquisitions, engage in mergers, make capital expenditures, engage in certain transactions with affiliates, enter into sale-leaseback transactions, amend documents relating to other material indebtedness and other material documents and redeem or repurchase equity interests. In addition, our senior secured credit facilities require us to comply with a minimum consolidated cash flow for the most recently completed trailing twelve consecutive months. Our ability to borrow under our revolving credit facility depends on our compliance with this test. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet this test. We cannot assure you that we will meet this test in the future, or that the lenders will waive any failure to meet this test. See “The failure to meet our debt covenant and the challenging capital markets could have a material adverse effect on our financial condition” above.

EPLI is a holding company with no cash or revenue-generating operations and accordingly EPLI may not be able to service its debt.

Under the 2014 Notes, EPLI had $29.8M of debt outstanding at December 29, 2010 that requires semi-annual cash interest payments that started in May 2010, a mandatory redemption payment currently estimated to be approximately $10.6 million in May 2011, and payment of all outstanding principal and interest in 2014.  As a holding company, EPLI has no direct operations and substantially no assets other than ownership of 100% of the stock of EPL. EPL conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to us and currently has restrictions that limit its ability to make distributions or dividends to us. Furthermore, EPL is permitted under the terms of its senior secured credit facilities, subject to certain restrictions, to incur additional indebtedness that could severely restrict or prohibit its ability to make distributions or loans, or pay dividends to us. EPL may not have sufficient earnings or resources to pay dividends or make distributions or loans to enable us to meet our obligations. In addition, even if such earnings were sufficient, we cannot assure that the agreements governing the current and future indebtedness of EPL will permit EPL to provide us with sufficient dividends, distributions or loans, if any, to meet our obligations. Another potential source of cash may be from EPLI’s indirect parent, CAC, although CAC is not legally obligated to make any distributions to EPLI. If EPLI does not have the cash resources to service its debt, it will be in default of its debt obligations. EPL may or may not make future funds available to Intermediate to service its debt. EPL is restricted in the amount of distributions, payments or dividends that it may make to Intermediate above an aggregate amount of $5.0 million.  As of December 29, 2010, the remaining amount EPL is allowed to fund Intermediate under its restrictive covenants is approximately $0.8 million.

Any possible instances of food-borne illness could reduce our restaurant sales.

We cannot guarantee to consumers that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food processors makes it difficult to monitor food safety compliance and may increase the risk that food-borne illness would affect multiple locations rather than single restaurants. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control, such as the peanut products contamination that occurred in early 2009 but did not impact EPL. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-operated or franchise-operated restaurants could negatively affect sales at all of our restaurants if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants. A number of other restaurant chains have experienced incidents related to food-borne illnesses that have had a material adverse impact on their operations, and we cannot assure you that we can avoid a similar impact upon the occurrence of a similar incident at our restaurants. Additionally, even if food-borne illnesses are not identified at El Pollo Loco restaurants, our restaurant sales could be adversely affected if instances of food-borne illnesses at other restaurant chains are highly publicized.

Negative publicity could reduce sales at some or all of our restaurants.

We are, from time to time, faced with negative publicity relating to food quality, the safety of chicken, which is our principal food product, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing, employee relationships or other matters at one of our restaurants. Negative publicity may adversely affect us, regardless of whether the allegations are valid or whether we are held to be responsible. In addition, the negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant involved to affect some or all of our other restaurants. The risk of negative publicity is particularly great with respect to our franchise-operated restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis. A similar risk exists with respect to food service businesses unrelated to us, if customers mistakenly associate such unrelated businesses with our own operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Our principal food product is chicken. During fiscal 2008, 2009 and 2010, the cost of chicken included in our product cost was approximately 13.7%, 14.0% and 12.8%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially adversely affect our business, operating results and financial condition. Changes in the cost of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability and greater international demand for domestic chicken products. A major driver in the price of corn, which is the primary feed source for chicken, is the increasing demand for corn by the ethanol industry as an alternative fuel source. There have been many new ethanol plants opening in the United States, and most of these plants use corn as the primary source of grain to make ethanol. This increased demand on the nation’s corn crop has had and may continue to have an adverse impact on chicken prices. It is anticipated that chicken prices in the foreseeable future will fluctuate at an elevated level compared to pricing prior to 2008. We currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of chicken or other food and supplies, which we purchase at prevailing market or contracted prices. We have implemented menu price increases in the past to significantly offset the higher prices of chicken, due to competitive pressures and the declining economic environment. If we do implement menu price increases in the future to protect our margins, check averages and restaurant traffic could be materially adversely affected.

 We rely on only one company to distribute substantially all of our products to company-operated and franchise-operated restaurants, and on a limited number of companies to supply chicken. Failure to receive timely deliveries of food or other supplies could result in a loss of revenue and materially and adversely impact our operations.

Our and our franchisees’ ability to maintain consistent quality menu items significantly depends upon our ability to acquire fresh food products, including the highest quality chicken and related items, from reliable sources in accordance with our specifications on a timely basis. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of poultry diseases, inclement weather or other conditions could materially adversely affect the availability, quality and cost of ingredients, which would adversely affect our business, financial condition, results of operations and cash flows. We have contracts with a limited number of suppliers of most chicken, food and other supplies for our restaurants. In addition, one company distributes substantially all of the products we receive from suppliers to company-operated and franchise-operated restaurants. If that distributor or any supplier fails to perform as anticipated or seeks to terminate agreements with us, or if there is any disruption in any of our supply or distribution relationships for any reason, our business, financial condition, results of operations and cash flows could be materially adversely affected. Our inability to replace our suppliers in a short period of time on acceptable terms could increase our costs and cause shortages at our restaurants that may cause our company-operated or franchise-operated restaurants to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we or our franchisees temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage and thereafter if our customers change their dining habits as a result.

As most of our restaurants are concentrated in the greater Los Angeles area, our business is highly sensitive to events and conditions in the greater Los Angeles area.

Our company-operated and franchise-operated restaurants in the greater Los Angeles area generated, in the aggregate, approximately 87% of our revenue in fiscal 2010 and approximately 86% in fiscal 2009. In 2009 and 2010, our business was materially adversely affected by a significant decrease in revenue from these restaurants due to the adverse economic conditions in Southern California. Adverse changes in the demographic, unemployment or economic conditions or an adverse regulatory climate in the greater Los Angeles area or the state of California have had and may continue to have a material adverse effect on our business. As of January 2011, unemployment in California was 12.5% compared to the U.S. unemployment rate of 9.4%. We believe that increases in unemployment will have a negative impact on traffic in our restaurants. Additionally, California, Nevada, and Arizona, where we have over 94% of our restaurants, are among the areas most impacted by declining home prices and increased foreclosures. As a result of our concentration in these markets, we have been disproportionately affected by these adverse economic conditions compared to other national chain restaurants.  We may also suffer unexpected losses resulting from natural disasters or other catastrophic events affecting these areas, such as earthquakes, fires, explosions, or other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial.

Our growth strategy depends in part on opening restaurants in existing and new markets and expanding our franchise system. We may be unsuccessful in opening new restaurants or establishing new markets, which could adversely affect our growth.

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

As part of our longer term growth strategy, we may enter into geographic markets in which we have little or no prior operating or franchising experience through company store growth and through franchise development agreements. We currently have an executed development agreement for new restaurants in Illinois. The challenges of entering new markets include: difficulties in hiring experienced personnel; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns than our existing markets.  Consumer recognition of our brand has been important in the success of company-operated and franchise-operated restaurants in our existing markets. Any failure on our part to recognize or respond to these challenges may adversely affect the success of our new restaurants. Expanding our franchise network could require the implementation of enhanced business support systems, management information systems, financial controls as well as additional management, franchise support and financial resources.

At the end of 2010, we had 18 system-wide restaurants open in markets east of the Rockies. In 2010, three system-wide restaurants in these areas closed due to low sales. We refer to company-operated and franchise-operated restaurants as “system-wide” restaurants. Our restaurants open east of the Rockies are experiencing a wide range of sales, and a majority of them have sales volumes that are significantly less than the chain average due to lack of brand awareness in the new markets. The failure of a significant number of restaurants that open in new markets, or our failure to provide our franchisees with adequate support and resources, could materially adversely affect our business, financial condition, results of operations and cash flows. As of March 15, 2011, four more restaurants east of the Rockies have closed, all of which were franchise-operated restaurants.

As part of our growth strategy, we also intend to open new restaurants in areas where we have existing restaurants. Since we typically draw customers from a relatively small geographic area around each of our restaurants, the operating results and comparable restaurant sales for our restaurants could be adversely affected due to close proximity with our other restaurants and market saturation.

The challenging economic environment has adversely affected and may continue to affect our franchisees, with adverse consequences to us.

We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Our top ten franchisees operate over half of our franchise-operated restaurants and one franchisee (the “Significant Franchisee”) operates approximately 22% of our franchise-operated restaurants. Due to the continuing challenging economic environment it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have significant adverse impacts on our business due to loss or delay in payments of royalties, IT support service fees, contributions to our advertising funds, and other fees.  Our top ten franchisees accounted for approximately 54% of our total franchise revenue in 2010 and the Significant Franchisee accounted for approximately 17% of total franchise revenue in 2010. Bankruptcies by our franchisees could prevent us from terminating their franchise agreements so that we can offer their territory to other franchisees, negatively impact our market share and operating results as we may have fewer stores, and adversely impact our ability to attract new franchisees.  In 2009, one franchisee that operated nine stores in Georgia filed for bankruptcy (we purchased four of its stores and five other stores were closed). In February, 2011, one of our top ten franchisees with restaurants mainly located in the greater Los Angeles area filed for Chapter 11 reorganization.  This franchisee’s 2010 revenue accounted for approximately 5% of total franchise revenue in 2010.

As of March 1, 2011, we have executed development agreements that represent commitments to open 47 restaurants at various dates through 2024. The adverse economic and liquidity conditions have caused some franchisees to delay the opening of new restaurants under existing development agreements. As a result of these conditions, we estimate that as few as four of those restaurants could actually open. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that the franchisees we select will have the business acumen or financial resources necessary to open and operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. The failure of franchisees to open and operate franchises successfully could have a material adverse effect on us, our reputation, our brands and our ability to attract prospective franchisees and could materially adversely affect our business, financial condition, results of operations and cash flows.

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for restaurant sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenue. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. Due to the recession and associated liquidity crisis, most of our developing franchisees are having a difficult time obtaining financing for new restaurants. Additionally, some of our franchisees who have other restaurant concepts have incurred significant loss of cash flow due to declining sales in these other concepts. This has had the effect of slowing development of new El Pollo Loco restaurants and we expect that many of the franchisees who have development agreements will not be able to meet the new unit opening dates required under these agreements. We expect these trends to continue at least through 2011. Also, we sublease certain restaurants to some existing California franchisees. If any such franchisees cannot meet their financial obligations under the sublease, or otherwise fail to honor or default under the terms of the sublease, we would be financially obligated under the master lease and could be materially adversely affected.  We are subleasing one restaurant to a franchisee who is mainly located in the greater Los Angeles area, who filed for Chapter 11 reorganization in February 2011.

Our franchisees could take actions that could harm our business.

Franchisees are independent business operators and are not our employees and we do not exercise control over their day-to-day operations of the restaurants. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. If franchisees do not operate to our expectations, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could decline significantly.

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

We currently record a liability for our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is recorded on an undiscounted basis and includes a number of significant assumptions and factors, including historical trends, expected costs per claim, actuarial assumptions and current economic conditions. Our history of claims activity for all lines of coverage is closely monitored and liabilities are adjusted as warranted based on changing circumstances. It is possible, however, that our actual liabilities may exceed our estimates of loss. We may also experience an unexpected large number of claims that result in costs or liabilities in excess of our projections and therefore we may be required to record additional expenses. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance.  If a successful claim is made against us and is not covered by our insurance or exceeds our policy limits, our business may be negatively and materially impacted.

If our commercial bank fails or runs into trouble, we could experience significant losses and/or disruptions to our business.

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

If we are unable to protect our customers’ credit/debit card data, we could be exposed to data loss, litigation and liability, and our reputation could be significantly harmed.

In connection with credit/debit card sales, we transmit confidential credit/debit card information by way of secure private retail networks. Although we use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit/debit card sales, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

We have recently experienced executive and board turnover.  If we experience additional turnover, or if new executives do not work out as planned, our business and results of operations would be adversely affected.

The Company recently has experienced high levels of turnover among its senior executives and directors, is actively engaged in executive searches for a new Senior Vice President of Operations and a new Senior Vice President of Marketing, and will need to recruit, hire and train new executives.

The Company depends on the unique abilities, experience and knowledge of its directors, executive officers and other key personnel. The unplanned loss of the services of one or more of these or other key personnel could have a material adverse effect on the Company’s business, results of operations and financial condition.  The Company must continue to develop and retain a core group of management personnel if the Company is to realize its business goals.

Although the Company is actively engaged in executive searches to fill the open positions of Senior Vice President of Operations and Senior Vice President of Marketing, there can be no assurance that the Company will be able to identify and hire qualified individuals for such positions in a timely manner. An extended period of time without a permanent Senior Vice President of Operations or Senior Vice President of Marketing could add uncertainty to the Company and materially and adversely affect the Company’s business, financial condition or results of operations. Furthermore, in recruiting new Senior Vice Presidents, the Company will incur expenses related to recruiting and hiring.  As the Company has recently experienced a leadership change at the Chief Executive Officer and Board of Directors levels, and, if the Company is successful in recruiting additional key executive staff, the Company may experience transitional inefficiencies in the near future. In particular, our success will be dependent upon the ability of Mr. Sather to gain proficiency in leading our Company, his ability to implement or adapt our corporate strategies and initiatives, and his ability to develop key professional relationships, including relationships with the Board of Directors, our employees, franchisees, guests, and other key constituencies and business partners. If our new Chief Executive Officer, other officers or directors, should unexpectedly prove to be unsuitable, such setback and disruption could adversely impact our revenues, operations and results.

We are vulnerable to changes in consumer preferences and economic conditions that could harm our business, financial condition, results of operations and cash flow.

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, weather, fuel prices, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. In addition, inflation and increased food or energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could harm our business, financial condition, results of operations and cash flow. The recent economic downturn has negatively impacted the restaurant industry and our financial results in particular. There can be no assurance that consumers will continue to regard chicken-based or Mexican-inspired food favorably or that we will be able to develop new products that appeal to consumer preferences. Our continued success depends in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

 We may not be able to compete successfully with other quick service and fast casual restaurants.

The food service industry, and particularly the quick service and fast casual segments, is intensely competitive. In addition, the greater Los Angeles area, the primary market in which we compete, consists of what we believe is the most competitive Mexican-inspired quick service and fast casual market in the country. We expect competition in this market to continue to be intense because consumer trends are favoring QSRs that offer healthier menu items made with better quality products and many QSR restaurants are responding to these trends. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location and type and quality of food. If our company-operated and franchise-operated restaurants cannot compete successfully with other quick service and fast casual restaurants in new and existing markets, we could lose customers and our revenue may decline. Our company-operated and franchise-operated restaurants compete with national and regional quick service and fast casual restaurant chains for customers, restaurant locations and qualified management and other restaurant staff. Compared with us, some of our competitors have substantially greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or are planned to be located.

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

We are also subject to employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws in the ordinary course of business. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. In recent years a number of restaurant companies have been subject to wage and hour class action lawsuits alleging violations of federal and state labor laws. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We are currently a defendant in a few wage and hour class action lawsuits. Since our insurance carriers have denied coverage of these claims, a significant judgment against us could adversely affect our financial condition and adverse publicity resulting from these allegations could adversely affect our business. In an effort to mitigate these adverse consequences, we could seek to settle certain of these lawsuits. The on-going expense of these lawsuits, and any substantial settlement payment or damage award against us, could adversely affect our business, financial condition, operating results or cash flows. See “Item 3. Legal Proceedings.”

If we or our franchisees face labor shortages or increased labor costs, our results of operations and growth could be adversely affected.

Labor is a primary component in the cost of operating our company-operated and franchise-operated restaurants. If we or our franchisees face labor shortages or increased labor costs because of increased competition for employees, higher employee-turnover rates or increases in the federal minimum wage or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our growth could be adversely affected.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. The state of California (where most of our restaurants are located) increased the minimum wage from $7.50 per hour to $8.00 per hour effective January 1, 2008. The federal minimum wage has increased from $5.85 to $6.55 per hour effective July 24, 2008 and increased to $7.25 per hour effective July 24, 2009. We may be unable to increase our menu prices in order to pass future increased labor costs on to our guests, in which case our margins would be negatively affected.

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

Many of our restaurant leases are non-cancelable and typically have initial terms up to 20 years and up to three renewal terms of five years that we may exercise at our option. Even if we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. In addition, in connection with leases for restaurants that we will continue to operate, we may, at the end of the lease term and any renewal period for a restaurant, be unable to renew the lease without substantial additional cost, if at all. As a result, we may close or relocate the restaurant, which could subject us to construction and other costs and risks. Additionally, the revenue and profit, if any, generated at a relocated restaurant may not equal the revenue and profit generated at the existing restaurant. We maintain a reserve for restaurant closures, but there can be no assurance that this reserve will cover our actual full exposure from all restaurant closures.

 We and our franchisees are subject to extensive government regulations that could result in claims leading to increased costs and restrict our ability to operate or sell franchises.

We and our franchisees are subject to extensive government regulation at the federal, state and local government levels. These include, but are not limited to, regulations relating to the preparation and sale of food, zoning and building codes, franchising, land use and employee, health, sanitation and safety matters. We cannot estimate at this time the effect that the recently passed healthcare reform legislation will have on our self-insurance programs or on our business, financial condition, results of operations or cash flows, although we expect that it will increase our health insurance costs significantly and accordingly have a negative impact on us. We and our franchisees are required to obtain and maintain a wide variety of governmental licenses, permits and approvals. Difficulty or failure in obtaining them in the future could result in delaying or canceling the opening of new restaurants. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. This risk would be even higher if there were a major change in the licensing requirements affecting our types of restaurants.

In recent years, there has been increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, the State of California and a growing number of other jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menu boards or make other nutritional information available. The U.S. health care reform law included nation-wide menu labeling and nutrition disclosure requirements with which our restaurants will be required to comply. Initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may increase our expenses or slow customer flow as they move through the line, decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales and profitability.

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

We are increasingly subject to environmental regulations, which may increase our cost of doing business and affect the manner in which we operate.  Environmental regulations could increase the level of our taxation and future regulations could impose restrictions or increase the costs associated with food, food packaging and other supplies, transportation costs and utility costs.  Complying with environmental regulations may cause our results of operations to suffer.  We cannot predict what environmental regulations or legislation aimed at preventing or reversing the effects of global warming will be enacted in the future, how existing or future environmental laws will be administered or applied, or the level of costs that we may incur to comply with, or satisfy claims relating to, such laws and regulations.

The failure to enforce and maintain our trademarks and protect our other intellectual property could materially adversely affect our business, including our ability to establish and maintain brand awareness.

We have registered the names El Pollo Loco®, Pollo Bowl® and The Crazy Chicken® and certain other names used by our restaurants as trademarks with the United States Patent and Trademark Office and in approximately 41 foreign countries. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. There can be no assurance that all of the steps we have taken to protect our intellectual property in the United States and foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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

In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities, including liabilities for clean-up costs and personal injury or property damage, relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. If we are found liable for the costs of remediation of contamination at any of our properties, our operating expenses would likely increase and our results of operations would be materially adversely affected. See “Item 1. Business - Environmental Matters.”

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our restaurants are either free-standing facilities, typically with drive-thru capability, or attached restaurants. The average free-standing restaurant provides seating for approximately 60 customers while the average attached restaurant provides seating for approximately 40 customers. Our restaurants typically range from 2,200 to 2,600 square feet. For a majority of our company-operated restaurants, we lease land on which our restaurants are built. Our leases generally have terms up to 20 years, with up to three renewal terms of five years. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, leases are “net leases” that require us to pay a pro rata share of taxes, insurance and maintenance costs. We own 19 properties, of which 15 are company-operated restaurants, three are leased to franchisees and one is vacant land. All 19 of these owned properties are subject to mortgages that secure our existing senior secured credit facilities. In addition, we lease 156 properties on which we operate restaurants.

On May 18, 2007, the Company entered into a new corporate office lease. The lease commenced in October of 2007 and has a term of 10 ½ years at an annual expense for financial statement purposes of approximately $271,000.

Locations

As of December 29, 2010, we and our franchisees operated 412 restaurants as follows:

Designated Market Area	Number of Company- Operated Restaurants	Number of Franchised Restaurants	Total Number of Restaurants
Los Angeles, CA	133	139	272
San Diego, CA	-	22	22
Phoenix, AZ	-	19	19
San Francisco/San Jose, CA	-	16	16
Las Vegas, NV	15	-	15
Sacramento/Stockton/Modesto, CA	-	14	14
Fresno/Merced, CA	8	1	9
San Antonio, TX	6	-	6
Bakersfield, CA	-	5	5
Palm Springs, CA	4	1	5
Reno, NV	-	4	4
Santa Barbara, CA	-	4	4
Atlanta, GA	4	-	4
Salinas, CA	-	2	2
Chicago, IL	-	1	1
Norfolk, VA	-	3	3
Rio Grande Valley, TX	-	2	2
El Centro, CA	-	1	1
Salt Lake City, UT	1	1	2
Portland, OR	-	2	2
St. Louis, MO	-	1	1
Tucson, AZ	-	1	1
Denver, CO	-	1	1
Hartford, CT	-	1	1
Total	171	241	412

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

Item 3. Legal Proceedings.

In April 2007, Dora Santana filed a purported class action in state court in Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. The parties have agreed to settle this matter for approximately $0.9 million and executed a settlement agreement. The Court granted final approval of the settlement in August 2010, and the settlement was funded on October 25, 2010.

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The parties agreed to settle this matter for approximately $1.9 million and executed a settlement agreement. This amount was accrued for in the prior year and is included in the accompanying condensed consolidated balance sheets in accounts payable as of December 29, 2010.  The Court issued an order granting final approval of the settlement on February 16, 2011, and the settlement is expected to be funded on April 29, 2011.

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

For 2010, we recorded an additional $0.7 million in litigation settlement reserves in our financial statements. As of December 29, 2010, we have $1.9 million accrued in our consolidated balance sheet.

Item 4. RESERVED

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is not registered under the Securities Exchange Act of 1934, as amended. There is no established public trading market for our common stock. On December 29, 2010, there was one holder of record of our common stock, El Pollo Loco Holdings, Inc.

In fiscal year 2009 and 2010, Intermediate paid no cash dividends. The indentures governing the 2012, 2013 and 2014 Notes contain covenants that, among other things, limit our ability to pay dividends on our capital stock, subject to certain exceptions. EPL is also prohibited from paying cash dividends under the terms of EPL’s senior secured credit facility and other debt obligations, except in certain circumstances. See Notes 11, 12 and 13 to our Consolidated Financial Statements.

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

	Fiscal Years (1)

	2006	2007	2008	2009	2010

Income Statement Data:
(Amounts in thousands)
Restaurant revenue	$242,571	$259,987	$278,343	$258,904	$253,224
Franchise revenue	17,317	19,038	20,587	18,790	17,981
Total operating revenue	259,888	279,025	298,930	277,694	271,205
Product cost	76,151	81,233	89,442	83,391	78,995
Payroll and benefits	61,601	67,545	73,139	68,806	69,024
Depreciation and amortization	10,333	11,947	13,007	11,359	10,748
Other operating expenses	81,281	90,074	106,304	100,759	95,016
Impairment of intangible assets	-	-	42,093	17,430	29,900
Operating income (loss)	30,522	28,226	(25,055)	(4,051)	(12,478)
Interest expense, net	28,813	29,167	26,003	32,590	37,487
Other expense	-	-	2,043	443	-
Other income	-	-	(1,570)	(452)	-
Income (loss) before income taxes	$1,709	$(941)	$(51,531)	$(36,632)	$(49,965)
Net income (loss)	$637	$(4,034)	$(39,481)	$(52,257)	$(39,478)
Supplementary Income Statement Data:
Restaurant other operating expense	$51,039	$56,138	$62,861	$61,774	$60,897
Franchise expense	3,429	3,747	4,135	3,928	4,118
General and administrative expense (2)	26,813	30,189	39,308	35,057	30,001
Total other operating expenses	$81,281	$90,074	$106,304	$100,759	$95,016
Balance Sheet Data:
Cash and cash equivalents	$2,955	$3,841	$1,076	$11,277	$5,487
Net property (3)	75,476	83,322	85,053	77,868	67,843
Total assets	509,048	516,428	467,271	461,890	403,570
Total debt	262,187	262,267	241,451	268,200	269,119
Total stockholder’s equity	172,714	172,311	156,580	104,010	64,325
Other Financial Data:
Depreciation and amortization	10,333	11,947	13,007	11,359	10,748
Capital expenditures (4)	14,022	29,105	17,455	8,820	6,142

(1)
We use a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2008, which ended December 31, 2008, was a 53-week fiscal year. Fiscal years 2006, 2007, 2009 and 2010 were 52-week fiscal years.

(2)	General and administrative expense includes net litigation settlement expenses of $10.942 million, $6.220 million and $0.659 million in fiscal years 2008, 2009 and 2010, respectively.

(3)	Net property consists of property owned and property held under capital leases.

(4)
Capital expenditures consist of cash paid for the purchase of property as well as cash paid for the purchase of restaurants from franchisees. The amount paid for the purchase of restaurants from franchisees was $8.358 million in 2007 and $1.720 million in 2009.

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

Overview

We own, operate and franchise restaurants specializing in marinated, flame-grilled chicken. Our distinct menu, inspired by the kitchens of Mexico, features our authentic recipe flame-grilled chicken, which along with our service format and value price points, serves to differentiate our unique brand.  We offer high-quality, freshly-prepared food commonly found in fast casual restaurants, while at the same time providing the value and convenience typically available at QSR chains. Our restaurants are located principally in California, with additional restaurants in Arizona, Colorado, Connecticut, Georgia, Illinois, Missouri, Nevada, Oregon, Texas, Utah and Virginia. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 40 to 60 customers and offering drive-thru convenience.

Our restaurant counts at the end of each of the last three fiscal years are as follows:

	El Pollo Loco Restaurants Fiscal-Years End
	2008	2009	2010

Company-operated	165	172	171

Franchise-operated	248	243	241

System-wide	413	415	412

During 2010, we opened one new company-operated restaurant and franchisees opened three new restaurants. During 2010 we closed two company-operated restaurant and franchisees closed five restaurants.  The Company entered into a management agreement and assumed operations of one franchisee-owned store in December 2008. The Company terminated the management agreement on January 12, 2010 and subsequently, the store closed. The Company also purchased four restaurants from a franchisee in 2009.

We plan to open approximately two company-operated restaurants in fiscal 2011. We estimate that our franchisees will open one to three new restaurants in fiscal 2011. The growth in new restaurant openings and the rate of restaurant closings have been, and are expected to continue to be, negatively impacted by a challenging economic climate, as discussed below.  In response to this challenging economic environment, we are adjusting our growth strategy for the future to focus on new proto-type designs which are expected to have lower construction costs than our past restaurant designs.

At the end of 2010, we had 18 system-wide restaurants open in markets east of the Rockies. Additionally, three stores were closed in 2010 in these areas due to low sales. Our restaurants open east of the Rockies are experiencing a wide range of sales volumes, and a majority of them have sales volumes that are significantly less than the chain average due to the lack of brand awareness in the new markets. As of March 15, 2011, four more restaurants east of the Rockies have closed, all of which were franchise-operated restaurants.

Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters the comparable restaurant base for the calculation of same-store sales the first full week after the 15-month anniversary of its opening. Fiscal year 2010 same-store sales for restaurants system-wide decreased 4.3%, compared to a decrease of 8.2% in 2009 and an increase of 0.2% in 2008. System-wide same-store sales include same-store sales at all company-operated and franchise-operated stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenues) and contribute to advertising pools based on a percentage of their sales. Same-store sales at company-operated restaurants decreased 3.1% and 7.7% for 2010 and 2009, respectively and increased 0.2% for 2008. Same-store sales at franchise-operated restaurants decreased 5.1% and 8.6% for 2010 and 2009, respectively and increased 0.2% for 2008.

Changes in company-operated restaurant revenue reflect changes in the number of company-operated restaurants and changes in same-store sales, which are impacted by price and transaction volume changes. The challenging economic conditions and increased unemployment, especially in California where a majority of our company-operated restaurants are located, negatively impacted our transaction volume in 2010 and 2009 and our average check in 2009. Consumers are eating out less, and when they do eat out, are more sensitive to price increases and are looking for specials and promotions. This has an impact on both same-store sales and on restaurant margins. We believe 2011 may be as challenging as 2010 from an economic standpoint for QSRs making it difficult to achieve same-store sales growth. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics. In California, our largest market, at January 2011, unemployment was 12.5% compared to 9.4% nationally.

Franchise revenue consists of royalties, initial franchise fees revenue, IT support services fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. During 2010 and 2009, due to adverse economic conditions, several of our franchisees were late in the payment of franchise fees due us.  During 2009, one franchisee operating nine restaurants filed for bankruptcy (we purchased four of its restaurants and five other restaurants were closed).  Additionally, in February 2011 another franchisee operating thirteen restaurants mainly in the greater Los Angeles area filed for Chapter 11 reorganization. As of December 29, 2010, we had commitments to open 61 restaurants at various dates through 2024. However, the adverse economic and liquidity conditions have caused some franchisees to delay the opening of new restaurants under existing development agreements or terminate such agreements. As a result of these conditions, we estimate that as few as four of those potential new restaurants could open. As of December 29, 2010 we are legally authorized to market franchises in 41 states. We have entered into development agreements that usually result in area development fees being recognized as the related restaurants open. Due to the recent recession and associated liquidity crisis, most of our developing franchisees are having a difficult time obtaining financing for new restaurants. Additionally, some of our franchisees who also operate other restaurant concepts have incurred significant loss of cash flow due to declining sales in these other concepts, as well as their El Pollo Loco restaurants. This has had the effect of slowing development of new El Pollo Loco restaurants, especially in new markets.  In addition, the economic conditions have had a negative effect on our ability to recruit and financially qualify new single-unit and developing franchisees. We expect these trends to continue at least through 2011. We expect that many of the franchisees who have development agreements will not be able to meet the new unit opening dates required under their agreements.  During 2010, eight franchise development agreements were terminated and as a result, the Company recognized $430,000 of income related to these development agreements.

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

Product cost, which includes food and paper costs, is our largest single expense. Chicken accounts for the largest part of product cost, approximately 12.8% of revenue from company-operated restaurants in 2010. These costs are subject to increase or decrease based on commodity cost changes and depend in part on the success of controls we have in place to manage product cost in the restaurants. As of March 2011, we have three supplier contracts for our chicken which all terminate in February 2012. Two of the contracts have fixed prices and the remaining contract has a floor and ceiling price which adjusts quarterly.  Two of these contracts were negotiated in 2011 at prices basically consistent with the expiring contracts.    We also have long-term beverage supply agreements with terms extending into 2011 and 2012 with estimated remaining obligations at December 29, 2010 totaling $5.1 million and a fixed price steak supply contract.  At December 29, 2010, we estimate that our remaining obligation under this steak supply contract was approximately $0.4 million.

Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation and other increases, including minimum wage increases and expenses for health insurance and workers’ compensation insurance, which we self-insure. A significant number of our hourly staff is paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost. Should there be any increases in minimum wages or other employee benefits, there is no assurance that we will be able to increase menu prices in the future to offset any of these increases costs.  We self-insure employee health benefits.  We cannot estimate at this time the effect that the recently passed healthcare reform legislation will have on our self-insurance programs or on our business, financial condition, results of operations or cash flows, although we expect that it will increase our future health insurance costs significantly and, accordingly, have a negative impact on us and on some of our franchisees as we currently do not believe that all such increased costs can be passed on to our customers through higher prices given current economic and competitive conditions.

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

General and administrative expense includes all corporate and administrative functions that support existing operations. Included in general and administrative expense are fees paid to affiliates of certain directors pursuant to a Monitoring and Management Services Agreement. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”  Since we expect challenging economic conditions to continue in 2011, we continue to closely watch general and administrative expenses by, among other things, deferring raises and promotions, and minimizing travel and meeting costs.

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

Litigation Reserves

We are involved in litigation in the ordinary course of our business, such as claims asserting violations of wage and hour laws in our employment practices. In preparing our financial statements we account for these contingencies pursuant to the provisions of ASC 450, “Contingencies”; previously Financial Accounting Standards Board (“FASB”) Statement No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss an interpretation of FASB Statement No. 5, which require that we accrue for losses that are both probable and reasonably estimable. For 2010, we recorded an additional $0.7 million in litigation settlement reserves in our financial statements.  As of December 29, 2010, we have $1.9 million accrued in our consolidated balance sheet. In the event that the assumptions we used to evaluate any litigated matter as neither probable nor estimable change in future periods, we may be required to record a liability for an adverse outcome, which could have a material adverse effect on our results of operations and financial position. See “Litigation Contingency” below.

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

            We recognized non-cash impairment charges in fiscal 2010 of $5.3 million for seven underperforming company-operated restaurants all of which will continue to operate.  In fiscal 2009, we recognized non-cash impairment charges of $4.2 million for five underperforming company-operated restaurants of which two continue to operate.  In fiscal 2008, we recognized non-cash impairment charges of $1.9 million for three underperforming company-operated restaurants all of which will continue to operate. These amounts are included in other operating expenses on our consolidated statement of operations. The non-cash impairment charge recognized is the amount by which the carrying amount exceeds the fair value. Our assessments of cash flows represent our best estimate as of the time of the impairment review and are consistent with our internal planning. If different cash flows had been estimated in the current period, the property and equipment balances could have been materially impacted. Factors that we must estimate when performing impairment tests include, among other items, sales volume, prices, inflation, marketing spending, and capital spending. With respect to closed restaurants, assets, if any, are reflected at their estimated net realizable value; liabilities of closed restaurants, which consist principally of lease obligations, are recognized at their contractual obligation amount, reduced by estimated future sublease income. We closed two restaurants during 2010 and one restaurant at the end of its lease term during 2009.  In fiscal 2010, 2009 and 2008, we recorded net closed store reserves of $1,187,000, $4,000 and $73,000, respectively.

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

In accordance with ASC 350 “Intangibles—Goodwill and Other”, previously SFAS 142, Goodwill and Other Intangible Assets (,”FAS 142”), we do not amortize goodwill and certain intangible assets with an indefinite life, including domestic trademarks. Goodwill is subject to periodic evaluation for impairment when circumstances warrant, or at least once per year. Our impairment evaluation for goodwill is conducted annually coinciding with our fiscal year end. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then a non-cash impairment charge is recorded to reduce the asset to its estimated fair value. Based on the Company’s analysis described below, in fiscal 2010, we recorded a non-cash impairment charge of domestic trademarks of $29.9 million. In fiscal 2009, we recorded a non-cash full impairment charge of $6.1 million for our franchise network and recorded a non-cash impairment charge of domestic trademarks of $11.3 million.  In fiscal 2008, we recorded a non-cash impairment charge of goodwill of $24.5 million and recorded a non-cash impairment charge of domestic trademarks of $17.6 million.

The impairment evaluation for goodwill is conducted annually coinciding with our fiscal year-end using a two-step process. In the first step, the fair value of all of our company-operated restaurants, treated as a single reporting unit, is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows or in consideration of recent transactions involving stock sales with independent third parties. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared with the carrying amount of the goodwill and an impairment charge is recorded for the difference.

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

  Accrued Liabilities

We self-insure a significant portion of our workers’ compensation and general liability insurance obligations. Since late 2008 we have self-insured our health insurance obligations.  We do maintain stop loss coverage which sets a limit on our liability for both individual and aggregate claim costs.  The full extent of certain claims, in many cases, may not become fully determined for several years. We therefore estimate the potential obligation for both known claims and for liabilities that have been incurred but not yet reported based upon historical data and experience and use an outside consulting firm to assist us in developing these estimates. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.

Share-Based Compensation

All of our options were granted by CAC and represent the right to purchase CAC common stock. CAC’s only material asset is our stock and CAC has no other material operations. In December 2004, the FASB issued Statement No. 123 (R), Share-Based Payment; now known as ASC 718 “Compensation-Stock Compensation”, which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. We adopted the provisions of ASC 718 on December 29, 2005 for fiscal year 2006 using a prospective application. Under the prospective application, ASC 718 applies to new awards and any awards that are modified or canceled subsequent to the date of our adoption of ASC 718. Prior periods are not revised for comparative purposes. As we used the minimum value method for pro forma disclosures under ASC 718, the 277,608 options outstanding at December 28, 2005, will continue to be accounted for in accordance with Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, unless such options are modified, repurchased or canceled after December 28, 2005.

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

The terms of the 151,279 options granted on December 15, 2005 (58,606 options are outstanding at December 29, 2010), provided that if an initial public offering of at least $50,000,000 occurred before November 18, 2007, one-half of the then unvested options would have become exercisable and the remaining unvested options would have been exchanged for restricted stock. In the event of a change in control at any time or an initial public offering after November 18, 2007, the options will become 100% vested. We accounted for unvested options that would have been canceled and replaced with restricted stock upon completion of an initial public offering before and until November 18, 2007 using variable accounting, which required us to recognize expense in each reporting period based on the change in incremental value of the award at each fiscal quarter. As the Company did not undertake an initial public offering prior to November 18, 2007, the future compensation expense is calculated based on the fair market value of the underlying stock as of this date.

For the year ended December 29, 2010, we recognized a compensation net credit of $593,000 primarily due to employees who forfeited options during the year. As of December 29, 2010, the total unamortized compensation expense related to these options was approximately $0.2 million, which will be amortized over the remaining vesting period of approximately 2.0 years, or earlier in the event of an initial public offering of our common stock or a change in control.

Beginning in 2006, pursuant to ASC 718 “Compensation-Stock Compensation”; we began to use the Black-Scholes option-pricing model to value compensation expense for share-based awards granted and developed estimates of various inputs, including, expected term of the option grants, expected volatility of CAC common stock, comparable risk-free interest rate and expected dividend rate. The forfeiture rate is based on historical rates of forfeiture and reduces the compensation expense recognized. The expected term of options granted is derived from the simplified method per ASC 718-10-30. The comparable risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of stock options. Expected volatility is based on the stock price volatility for public companies in our industry. We do not anticipate paying any cash dividends in the foreseeable future and therefore we use an expected dividend rate of zero. Under the prospective method of ASC 718, compensation expense was recognized during the years ended December 31, 2008, December 30, 2009 and December 29, 2010 for all stock-based payments granted after December 28, 2005 based on the grant date fair value estimated in accordance with the provisions of ASC 718.

Results of Operations

Our operating results for 2008, 2009 and 2010 are expressed as a percentage of restaurant revenue below:

	Fiscal Years
	2008	2009	2010
Income Statement Data:
Restaurant revenue	100.0%	100.0%	100.0%
Product cost	32.1	32.2	31.2
Payroll and benefits	26.3	26.6	27.3
Depreciation and amortization	4.7	4.4	4.2
Other operating expenses	38.2	38.9	37.4
Impairment of intangibles assets	-	6.7	11.8
Operating loss	(9.0)	(1.6)	(4.9)
Interest expense	9.3	12.6	14.8
Loss before provision (benefit) for income taxes	(18.5)	(14.2)	(19.7)
Net loss	(14.2)	(20.2)	(15.6)
Supplementary Income Statement Data:
Restaurant other operating expense	22.6	23.9	24.0
Franchise expense	1.5	1.5	1.6
General and administrative expense (1)	14.1	13.5	11.8
Total other operating expenses	38.2	38.9	37.4

(1)	General and administrative expenses as a percentage of total operating revenue for 2008, 2009 and 2010 was 13.1%, 12.6% and 11.1%, respectively.

Fiscal Year Ended December 29, 2010 Compared to Fiscal Year Ended December 30, 2009

Restaurant revenue decreased $5.7 million, or 2.2%, to $253.2 million for 2010 from $258.9 million for 2009. The decrease in restaurant revenue was mainly due to the decrease in company-operated same-store sales of $7.9 million, or 3.1%. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s fifteen-month anniversary. The components of the company-operated comparable sales decrease was comprised of a transaction decrease of 5.7%, partially offset by an check average increase of 2.7%.  The increase in average check was primarily due to less discounting on promotions and introducing steak to our product offerings in 2010, which we have subsequently discontinued. The company-operated same-store transaction decrease reflects intense competition and a general sales softness in the QSR industry due to high unemployment, the recession and other adverse economic and consumer confidence factors that continued in 2010 and which we expect to continue at least through 2011.  The decrease in restaurant revenue was also due to lost sales of an estimated $0.8 million and $1.5 million from the closure of one and two company-operated restaurants in 2009 and 2010, respectively, of which one was managed by EPL through a management agreement with a franchisee. These decreases were partially offset by $1.7 million of revenue from seven new restaurants opened in fiscal year 2008 and 2009 not yet in the comparable store base and also by $2.8 million of revenue from four restaurants purchased from a franchisee in September 2009.

Franchise revenue decreased $0.8 million, or 4.3%, to $18.0 million for 2010 from $18.8 million for 2009. This decrease is primarily due to lower royalties of $0.7 million and rental income of $0.4 million partially offset by higher franchise point-of sale help desk income of $0.2 million and franchise development fee income of $0.1 million in the 2010 period compared to the 2009 period.  Royalty and percentage rent income, which are both based on sales, were lower due to a 5.1% decrease in franchise-operated same-store sales for the 2010 period from the 2009 period.  Franchise-operated same-store sales were impacted by the same adverse factors that affected company-operated same-store sales described above.   Franchise point-of-sale help desk income increased due primarily to additional franchise stores converting to the same point-of-sale system used by company-operated restaurants.

Product costs decreased $4.4 million, or 5.3%, to $79.0 million for 2010 from $83.4 million for 2009. This decrease resulted primarily from the decline in company-operated restaurant revenue in the 2010 period compared to the 2009 period along with lower costs of chicken, rice, beans and non-ingredient items.  We experienced a net decrease of a $3.2 million in food cost and a $1.2 million decrease in non-ingredient items during the 2010 period compared to the 2009 period.  The food cost decrease was comprised of chicken cost reductions of $5.5 million, primarily due to lower supplier contracted chicken prices, rice cost reductions of $0.5 million and bean cost reductions of $0.3 million and other food items of $0.8 million.  These reductions were partially offset by a $3.6 million increase in steak cost due to adding this additional protein in the first quarter of 2010 and higher tomato costs of $0.3 million.  Non-ingredient costs for 2010 decreased $1.2 million due to certain contracts for packaging items that were renewed in the first quarter of 2010 with favorable pricing compared to the prior year.

Product cost as a percentage of restaurant revenue was 31.2% for 2010 compared to 32.2% for 2009. This decrease resulted primarily from lower food and non-ingredient costs discussed above and less discounting in 2010 compared to 2009. The decreases in product costs as a percentage of restaurant revenue were partially offset by the introduction of our steak products in 2010 which generally have lower gross margins than our overall chicken products.

Payroll and benefit expenses increased $0.2 million, or 0.3%, to $69.0 million for 2010 from $68.8 million for 2009. This increase is primarily attributed to higher worker’s compensation and higher group insurance expenses in 2010 compared to 2009 of $1.2 million and $0.4 million, respectively.  This increase was partially offset by lower labor/payroll taxes of $1.0 million mainly because of lower sales and our continued efforts to focus on shifting our management compliment to our hourly assistant managers and shift leaders as well as lower bonuses of $0.4 million due to lower financial results.
.
As a percentage of restaurant revenue, payroll and benefit expenses increased 0.7% to 27.3% for 2010 from 26.6% for 2009 mainly due to the decrease in restaurant revenue and the relatively fixed nature of management costs, increased workers’ compensation and group insurance health costs and partially offset by the other factors mentioned above.

Depreciation and amortization decreased $0.6 million, or 5.4% to $10.7 million for 2010 from $11.4 million for 2009. This decrease is mainly attributed to no longer having amortization expense on our franchise network intangible asset that was fully impaired in 2009.

Depreciation and amortization as a percentage of restaurant revenue decreased slightly to 4.2% for fiscal 2010 compared with 4.4% for 2009 mainly due to the reason noted above.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses decreased $0.9 million or 1.4%, to $60.9 million for fiscal year 2010 from $61.8 million for fiscal 2009. The decrease in operating costs is primarily due to a decrease in general liability expense of $0.8 million as a result of a reduction in the number of general liability claims, lower pre-opening store expenses due to fewer new store openings of $0.4 million and lower advertising expense of $0.3 million due to lower sales. These decreases were partially offset by increases in the cost of natural gas, electricity, telephone and other utilities of $0.6 million.

Restaurant other operating expense as a percentage of revenue was relatively flat for fiscal 2010 at 24.0% compared to 23.9% for fiscal 2009.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased $0.2 million or 4.8%, to $4.1 million for 2010 compared to $3.9 million for 2009.  This increase is primarily attributed to increased help-desk support expenses of $0.2 million due to an increased number of franchise stores being supported by our help-desk support services; there is a corresponding increase in franchise income for IT support revenue.

General and administrative expenses decreased $5.1 million, or 14.5%, to $30.0 million for fiscal year 2010 from $35.1 million for fiscal 2009. The decrease was mainly attributed to a decrease in legal expenses of $7.4 million due to lower legal settlements in 2010 compared to 2009 and lower stock compensation expense of $0.7 million due primarily to forfeited stock options.  These decreases were partially offset by a $1.1 million increase in our closed store reserve for two stores we closed in 2010 and two stores which we did not open, $1.1 million increase in non-cash impairment charges for seven underperforming company-operated restaurants and an $0.8 million increase in outside consulting services.

General and administrative expense as a percentage of total operating revenue was 11.1% and 12.6% for 2010 and 2009, respectively. This decrease of 1.5% was mainly due to reasons noted above.

In accordance with ASC 350 “Intangibles- Goodwill and Other”; previously FASB Statement No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill and certain intangible assets with an indefinite life, including domestic trademarks. We perform an impairment test annually at our fiscal year end or more frequently if impairment indicators arise. Due to the downturn in the economy and its effect on expected future cash flows, we recorded a $6.1 million non-cash full impairment charge of our franchise network in 2009.  Additionally, we recorded a non-cash impairment charge of domestic trademarks of $11.3 million and $29.9 million in 2009 and 2010, respectively.

Interest expense, net of interest income, increased $4.9 million, or 15.0%, to $37.5 million in 2010 from $32.6 million for 2009.  Primarily due to issuing $132.5 million aggregate principal amount of 11¾% senior secured notes in May, 2009 and paying off our 2009 senior secured notes our average debt balances for 2010, increased to $268.7 million compared to $254.8 million for 2009.   Our average interest rate increased to 12.64% for 2010 compared to 11.12% for the 2009 period primarily due to the debt refinancing mentioned above.

The Company had $0.4 million in other expense in 2009 related to the change in the fair value of the interest rate swap agreement.  The fixed interest rate that the Company agreed to pay was higher than the floating rate estimated for the life of the agreement.  The Company terminated the interest rate swap agreement in the second quarter of 2009.

The Company had $0.5 million in other income in 2009 attributed to a net gain on the repurchase of a portion of the 2013 notes.  This gain was net of the portion of the deferred finance costs associated with the notes.  No bonds were repurchased in 2010.

Due to our loss for 2010, we recorded an income tax benefit of $10.5 million. For 2009, we had an income tax provision of $15.6 million as we recorded a valuation allowance against our deferred tax assets and the effect of changes in our deferred taxes.

As a result of the factors noted above, we had a net loss of $39.5 million for 2010 compared to a net loss of $52.3 million for 2009.

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

Product costs decreased $6.0 million, or 6.8%, to $83.4 million for 2009 from $89.4 million for 2008. The major factors in the decrease were the decline in sales and the 53 rd week in 2008. These decreases were partially offset by the additional restaurants open during fiscal 2009.

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

In accordance with ASC 350 “Intangibles- Goodwill and Other”; previously FASB Statement No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill and certain intangible assets with an indefinite life, including domestic trademarks. We perform an impairment test annually at our fiscal year end, or more frequently if impairment indicators arise.  Due to the downturn in the economy and its effect on expected future cash flows, we recorded a non-cash impairment charge of goodwill of $24.5 million and recorded a non-cash impairment charge of domestic trademarks of $17.6 million in 2008. In fiscal 2009, we recorded a non-cash full impairment charge of $6.1 million for our franchise network and recorded a non-cash impairment charge of domestic trademarks of $11.3 million.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. At December 29, 2010, our total debt was $269.1 million, compared to $268.2 million at December 30, 2009. Assuming we do not repurchase any of our outstanding 14 ½% senior discount notes due 2014 (the “2014 Notes”), in May 2011 Intermediate is required to make a mandatory redemption of a portion of our 2014 Notes at an estimated cost of approximately $10.6 million along with the interest payment that will then be due.  See “Debt and Other Obligations” below. Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our available cash and our ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe EPL’s cash flow from operations, available cash of $5.5 million at December 29, 2010, available borrowings under our credit facility (which availability was approximately $5.3 million at December 29, 2010), and funds from Chicken Acquisition Corp. (“CAC”) will be adequate to meet our liquidity needs for the next 12 months.  Under the covenants governing our outstanding Notes, EPL is limited on the amount that it can distribute to Intermediate, including amounts that Intermediate could use to fund its debt service.  Intermediate is a wholly-owned subsidiary of El Pollo Loco Holdings, Inc., which is a wholly owned indirect subsidiary of CAC.   Our results of operations as well as current economic and constrained liquidity conditions could make it more difficult or costly for us to obtain additional debt financing or to refinance our existing debt when it becomes necessary (assuming such financing is then available to the Company), or could otherwise make alternative sources of liquidity or financing costly or unavailable. See “Debt and Other Obligations”.

In fiscal 2010, our capital expenditures totaled $6.1 million, consisting of $3.1 million for restaurant image “refreshes”, $1.8 million for capitalized repairs of existing company-operated restaurants, $0.7 million for point of sale upgrades and corporate information technology enhancements and $0.5 million for the construction of a new restaurant. Currently, we estimate our aggregate capital expenditures for 2011 to be approximately $6.0 million.

Cash and cash equivalents, including restricted cash, decreased $5.8 million from $11.4 million at December 30, 2009 to $5.6 million at December 29, 2010. See “Working Capital and Cash Flows” below for information explaining this decrease. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs and capital needs. If we acquire additional restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness, if necessary, on commercially reasonable terms or at all.

 As discussed in Item 3. “Legal Proceedings,” we are involved in various lawsuits, including wage and hour class action lawsuits. In order to mitigate the adverse effects of these cases, such as on-going legal expense, diversion of management time, and the risk of a substantial judgment against us (which could occur even if we believe we have a strong legal basis for our position), we have in the past, and may in the future, settle these cases. Any substantial settlement payments or damage awards against us if the cases go to trial could have a material adverse effect on our liquidity and financial condition. In fiscal 2009 and 2010 we agreed to settle various lawsuits for payments totaling $11.1 million of which $9.2 million were made during 2010. These payments were partially offset by a $4.5 million settlement payment we received in February 2010.  As of December 29, 2010, we have $1.9 million remaining to be paid on these lawsuits.

As a holding company, the stock of EPL constitutes our only material asset. EPL conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate and currently has restrictions that limit distributions or dividends to be paid by EPL to Intermediate. Furthermore, subject to certain restrictions, EPL is permitted under the terms of EPL’s senior secured credit facilities and the indentures governing the 2012 Notes, 2013 Notes and 2014 Notes to incur additional indebtedness that may severely restrict or prohibit EPL from making distributions or loans, or paying dividends, to Intermediate. If we are unable to obtain cash from EPL or other sources, we will not be able to meet our debt and other obligations. For the cash interest payments of approximately $2.1 million that was due on May 15, 2010 and on November 15, 2010 for the 2014 Notes, EPL made a cash dividend distribution to Intermediate to cover these interest payments.  As mentioned elsewhere herein, EPL may or may not make future funds available to Intermediate to service its debt. EPL is restricted in the amount of distributions, payments or dividends that it may make.  As of December 29, 2010, the remaining amount EPL is allowed to fund Intermediate under its restrictive covenants is approximately $0.8 million.

Working Capital and Cash Flows

We presently have, in the past have had, and may have in the future, negative working capital balances. The working capital deficit principally is the result of our interest payments, lower sales and capital expenditures.  We are able to operate with a substantial working capital deficit mainly because (1) restaurant revenues are received primarily on a cash or near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.  As a result, funds from cash sales and franchise revenue not immediately needed to pay for food and supplies typically have been used for capital expenditures and/or debt service payments. We expect our negative working capital balances to continue to increase for 2011 based on the interest payments that are due, the continuing effects of the recent economic downturn and our plan to continue to open new restaurants.

During the fiscal year ended December 29, 2010, our cash and cash equivalents, including restricted cash, decreased by $5.8 million to $5.6 million from the fiscal year ended December 30, 2009. This decrease was due to $6.1 million of capital expenditures, $0.4 million of payment on capital lease obligations and $0.1 million to repurchase common stock.  These decreases were offset by a $0.8 million increase in cash flows from operating activities.

Debt and Other Obligations

Credit Facility

On May 22, 2009, EPL entered into a credit agreement (the “Credit Facility”) with Intermediate as guarantor, Jefferies Finance LLC, as administrative and syndication agent, and the various lenders. In October, 2010, the credit facility was assigned from Jefferies Finance LLC to GE Capital Financial, Inc.  The terms and conditions of the credit facility remain essentially the same.  The Credit Facility provides for a $12.5 million revolving line of credit with borrowings (including obligations in respect of revolving loans and letters of credit) limited at any time to the lesser of (i) $12.5 million or (ii) the Company’s consolidated cash flow for the most recently completed trailing twelve consecutive months and, in no event, shall obligations in respect of letters of credit exceed an amount equal to $10.0 million.  EPL has $7.2 million of letters of credit outstanding under the Credit Facility as of December 29, 2010.

The Credit Facility bears interest, payable monthly, at an Alternate Base Rate or LIBOR, at EPL's option, plus an applicable margin. The applicable margin rate is 5.50% with respect to LIBOR and 4.50% with respect to Alternate Base Rate advances.  The Credit Facility is secured by a first priority lien on substantially all of the Company’s assets and is guaranteed by Intermediate. The Credit Facility matures on July 22, 2012.

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) incur additional indebtedness or issue preferred stock; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) make certain restricted payments; (vi) make investments, loans or advances; (vii) make certain acquisitions; (viii) engage in certain transactions with affiliates; (ix) change the Company’s lines of business or fiscal year; and (x) engage in speculative hedging transactions. In addition, the Credit Agreement will require the Company to maintain, on a consolidated basis, a minimum level of consolidated cash flow at all times. As of December 29, 2010, the Company was in compliance with all of the financial covenants contained in the Credit Facility and had $5.3 million available for borrowings under the revolving line of credit.

2012 Notes

On May 22, 2009, EPL issued $132.5 million aggregate principal amount of 11 3/4% senior secured notes due December 1, 2012 (the “2012 Notes”) in a private placement. EPL sold the 2012 Notes at an issue price equal to 98.0% of the principal amount, resulting in gross proceeds to EPL of $129.9 million before expenses and fees. Interest is payable each year in June and December beginning December 1, 2009. The 2012 Notes are guaranteed by Intermediate and are secured by a second priority lien on substantially all of the Company’s assets. The 2012 Notes may be redeemed at a premium, at the discretion of EPL, after March 1, 2011, or sooner in connection with certain equity offerings. If EPL undergoes certain changes of control, each holder of the notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount. The Indenture governing the 2012 Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to incur additional indebtedness; pay dividends or certain restricted payments; make certain investments; sell assets; create liens; merge; and enter into certain transactions with its affiliates. As of December 29, 2010, we had $131.0 million outstanding in aggregate principal amount under our 2012 Notes. The principal value of the 2012 Notes will increase (representing accretion of original issue discount) from the date of original issuance so that the accreted value of the 2012 Notes will be equal to the full principal amount of $132.5 million at maturity.

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

As of December 29, 2010, we calculated our “fixed charge coverage ratio” (as defined in the indenture governing the 2012 Notes) at 1:01 to 1:00. The indenture permits EPL to incur indebtedness or issue disqualified stock, and the EPL’s restricted subsidiaries to incur indebtedness or issue preferred stock, and EPL to make dividend and other restricted payments to Intermediate, if, among other things, our fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2:00 to 1:00, as determined on a pro forma basis as if such indebtedness had been incurred or the disqualified stock or the preferred stock had been issued or such dividend or other restricted payment had been made at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness (other than indebtedness under EPL’s revolving credit facility) and is prohibited from paying certain dividends or restricted payments in an aggregate amount in excess of approximately $0.8 million under the terms of the 2012 Notes. A failure to meet the ratios affects only our ability to incur additional indebtedness and make certain dividend or other restricted payments, but does not constitute a default under these Notes.

2014 and 2013 Notes

         On November 18, 2005, Intermediate issued the 2014 Notes and EPL issued 11 3/4% senior notes due 2013 (the “2013 Notes”). The Indentures governing the 2014 Notes and the 2013 Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s, and, in the case of the 2014 Notes, Intermediate’s ability to incur additional indebtedness; pay dividends or certain restricted payments; make certain investments; sell assets; create liens; merge; and enter into certain transactions with their respective affiliates.

At December 29, 2010, Intermediate had $29.3 million outstanding in aggregate principal amount of 2014 Notes along with $0.5 million of an accrued premium discussed below. No cash interest accrued on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes increased (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½ % per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 was equal to the full principal amount of $29.3 million at maturity. Beginning on November 15, 2009, interest accrues on the 2014 Notes at an annual rate of 14 ½ % per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. The 2014 Notes are unsecured and are not guaranteed.  The 2014 Notes may be redeemed at a premium, at the discretion of Intermediate. If Intermediate undergoes certain changes of control, each holder of the 2014 Notes may require Intermediate to repurchase all or a part of its notes at a price of 101% of the principal amount.

If any of the 2014 Notes are outstanding at May 15, 2011, Intermediate is required to redeem for cash a portion of each note then outstanding at 104.5% of the accreted value of such portion of such note, plus accrued and unpaid interest, if any. Based on the principal amount of the 2014 Notes outstanding at December 29, 2010, it is estimated that we will be required to pay approximately $10.6 million in May 2011 to satisfy the mandatory redemption requirement.   As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. Intermediate has no material assets or operations; the Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the 2012 Notes have restrictions that limit distributions or dividends that may be paid by EPL to Intermediate. See Note 12 to our Condensed Consolidated Financial Statements for condensed consolidating financial statements of Intermediate and EPL.

As of December 29, 2010, we had $106.5 million outstanding in aggregate principal amount of 2013 Notes. The 2013 Notes may be redeemed at a premium, at the discretion of EPL. If EPL undergoes certain changes of control, each holder of the 2013 Notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount.

As of December 29, 2010, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as defined in the indenture governing the 2014 Notes) at 0:92 to 1:00 and 8:34 to 1:00, respectively. Similar ratios exist in the indenture governing the 2013 Notes. Under the indentures governing the 2014 and 2013 Notes, we may incur indebtedness, Intermediate and EPL may issue disqualified stock, restricted subsidiaries of EPL may issue preferred stock, and the Company may make certain dividend and other restricted payments if, among other things, our fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2:00 to 1:00, and if our consolidated leverage ratio would have been equal to or less than 7:50 to 1:00, all as determined on a pro forma basis as if such indebtedness had been incurred or the disqualified stock or the preferred stock had been issued or such dividend or other restricted payment had been made at the beginning of such four-quarter period. Since we do not currently meet the fixed charge coverage ratio and the consolidated leverage ratio, EPL is not permitted to incur additional indebtedness (other than indebtedness under EPL’s revolving credit facility) under the terms of the 2013 and 2014 Notes, Intermediate is not permitted to incur additional indebtedness under the terms of the 2014 Notes, EPL is prohibited from paying certain dividends and restricted payments under the 2013 Notes in an aggregate amount in excess of approximately $0.8 million and Intermediate is prohibited from paying certain dividends and restricted payments to its parent, El Pollo Loco Holdings, Inc., under the 2014 Notes in an aggregate amount in excess of approximately $0.8 million. A failure to meet the ratios affects only our ability to incur additional indebtedness and make certain dividend and other restricted payments, but does not constitute a default under these Notes.

Other Obligations

At December 29, 2010, we had outstanding letters of credit totaling $7.2 million, which served as collateral primarily for our various workers’ compensation insurance programs (see Note 14 to our Consolidated Financial Statements).

We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the shorter of the lease term or useful life.

Franchisees pay a monthly advertising fee of 4% of net sales for the Los Angeles designated market area and 4% to 5% of net sales for other markets. Pursuant to our Franchise Disclosure Document, we contribute, where we have company-operated restaurants, to the advertising fund on the same basis as franchised restaurants. Under our franchise agreements, we are obligated to use all advertising fees collected from franchisees to purchase, develop and engage in advertising, public relations and marketing activities to promote the El Pollo Loco ® brand.

Future Payments Under Debt and Other Obligations

The following table represents our contractual commitments (which includes expected interest expense) to make future payments pursuant to our debt and other obligations disclosed above and pursuant to our restaurant operating leases outstanding as of December 29, 2010 (amounts in thousands):

	2011	2012 and 2013	2014 and 2015	2016 and Beyond	Total
2012 Notes	$15,526	$146,944	$—	$—	$162,470
2013 Notes	12,573	132,145	—	—	144,718
2014 Notes	14,119	5,568	21,983	—	41,670
Capital leases (see Note 9 to our consolidated financial statements)	457	853	736	879	2,925
Purchase obligations (1)	28,079	4,015	—	—	32,094
Subtotal	70,754	289,525	22,719	879	383,877

Restaurant operating leases (2)	18,514	33,397	25,783	79,201	156,895
Total	$89,268	$322,922	$48,502	$80,080	$540,772

(1)
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

(2)	Does not reflect the impact of renewals of operating leases that are scheduled to expire during the periods indicated.

Litigation Contingency

As discussed in Item 3, Legal Proceedings, we are subject to employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws in the ordinary course of business. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. In recent years a number of restaurant companies have been subject to wage and hour class action lawsuits alleging violations of federal and state labor laws. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We are currently a defendant in several wage and hour class action lawsuits. Since our insurance carriers have denied coverage of these claims, a significant judgment against us could adversely affect our financial condition and adverse publicity resulting from these allegations could adversely affect our business. In an effort to mitigate these adverse consequences, we have in the past, and could in the future, settle certain of these lawsuits. The on-going expense of these lawsuits, and any substantial settlement payment or judgment against us, could adversely affect our business, financial condition, operating results or cash flows. As of December 29, 2010 we currently have recorded within our financial statements an aggregate reserve of $1.9 million for cases which we have agreed to settle.

Recent Accounting Pronouncements

The following are recent accounting standards adopted or issued that could have an impact on our Company:

In December 2010, the FASB issued ASU 2010-28, "Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The application of the requirement of this guidance did not have a material effect on the accompanying consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The application of the requirement of this guidance did not have a material effect on the accompanying consolidated financial statements.

Inflation

Inflation has an impact on food and non-ingredient packaging, construction, occupancy, labor and benefits, and general and administrative costs, all of which can materially impact our operations. Historically, consistent with others in the QSR industry, we have been able to pass along to our customers, through price increases, higher costs arising from these inflationary factors which we may or may not be able to do in the future.

Off-Balance Sheet and Other Arrangements

As of December 29, 2010 and December 30, 2009, we had approximately $7.2 million and $6.2 million, respectively of borrowing capacity on the revolving portion of our senior credit facility pledged as collateral to secure outstanding letters of credit.

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

A hypothetical 10% fluctuation in the variable interest rate on our available revolver of approximately $5.3 million (no amounts are outstanding under this revolver) as of December 29, 2010 would result in an increase in interest expense of approximately $50,000 in a given year. We do not consider the change in the fair value of our debt resulting from a hypothetical 10% fluctuation in interest rates as of December 29, 2010 to be material.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

“Disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, Senior Vice President of Finance, has evaluated our disclosure controls and procedures as of December 29, 2010. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, Senior Vice President of Finance, has concluded that our disclosure controls and procedures were effective as of December 29, 2010.

Management’s Report on Internal Controls Over Financial Reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) is included herewith on page 48. We do not intend for the Management’s Report to be deemed filed under the Securities Exchange Act of 1934 or incorporated by reference into any filings under such Exchange Act or the Securities Act of 1933.

There have been no changes in our internal control over financial reporting that occurred during our year ended December 29, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B. Other Information.

On March 24, 2011, the Company issued a press release reporting results of operations for the year ended December 29, 2010. A copy of the press release is being furnished as Exhibit 99 hereto and is incorporated herein by this reference. We do not intend for this exhibit to be incorporated by reference into any other filings we make with the SEC. This information is provided in this report in response to Item 2.02, Results of Operations and Financial Condition, and Item 9.01, Financial Statements and Exhibits, of Form 8-K in lieu of filing a Form 8-K.

As previously disclosed, Karen Eadon, our former Senior Vice President, Marketing, and Joseph Stein, our former Senior Vice President, Strategy and Innovation, terminated their employment with us effective October 2010 and February 2011, respectively.  In connection with their termination, we agreed to pay them the severance disclosed in “Item 11. Executive Compensation” which such disclosure is incorporated herein by this reference.  This information is provided in this report in response to Item 5.02, Departure of Directors of Certain Officers; Election of Certain Officers; Compensatory Arrangements of Certain Officers, of Form 8-K in lieu of filing a Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Company.

The following table sets forth certain information regarding our Board of Directors and executive officers:

Name	Age (1)	Position
Stephen J. Sather	63	President, Chief Executive Officer and Director
Samuel N. Borgese	62	Executive Chairman of the Board of Directors
Gary Campanaro	50	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Jeanne A. Scott	63	Senior Vice President of Human Resources and Training and Assistant Secretary
Jerry Lovejoy	57	Senior Vice President, General Counsel and Secretary
Douglas K. Ammerman (2)(3)	59	Director
Dean C. Kehler (2)	54	Director
Alberto Robaina	46	Director
John M. Roth (3)	52	Director
Jay R. Bloom	56	Director
Wesley W. Barton	33	Director
Michael G. Maselli (2)(3)	51	Director

(1)	As of March 1, 2011.
(2)	Member of Audit Committee.
(3)	Member of Compensation Committee.

Stephen J. Sather was appointed President and Chief Executive Officer and a director of the Company in January 2011.  From September 2010 to January 2011, Mr. Sather was appointed to serve as acting President and Chief Executive Officer of the Company.  Mr. Sather continued to serve in his existing position as Senior Vice President of Operation while serving as acting President and Chief Executive Officer.   Mr. Sather was elected Senior Vice President of Operations of the Company in February 2007 and has held that position at EPL since January 2006. From March 2002 to December 2005, he served as Senior Vice President Retail Operations for Great Circle Family Foods, LLC and from December 1996 to December 2001, he served as Chief Operating Officer for Rubio’s Restaurants, Inc.

Samuel N. Borgese was appointed Executive Chairman of the Board of Directors of the Company in January 2011.  From April 2009 to December 2010, Mr. Borgese was President and Chief Executive Officer of CB Holding Corporation, parent company for Charlie Brown’s Steakhouse, Bugaboo Creek Steak House and The Office Beer Bar & Grill.  From December 2008 to April 2009, Mr. Borgese served as interim President and Chief Executive Officer of CB Holdings Corporation and from September 2008 to December 2008 served as Chief Strategic Officer of CB Holding Corporation.  From June 2004 to June 2008, Mr. Borgese was President and Chief Executive Officer of Catalina Restaurant Group and from October 2003 to June 2004 he served as Chief Development Officer of Catalina Restaurant Group.

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

Jeanne A. Scott was elected Senior Vice President of Human Resources and Training in February 2007 and has held that position at EPL since January 2006. She served as Vice President of Human Resources and Training of EPL from February 2003 to January 2006. From January 1999 to January 2003, Ms. Scott served as Senior Vice President, Human Resources at Alliance for Sodexho, a worldwide food service management company. From December 1995 to November 1998, she served as Vice President Human Resources and Training for Koo Koo Roo, Inc.

Jerry Lovejoy has been the Senior Vice President and General Counsel for the Company and EPL since July 2007. From November 1999 to May 2003, he served as Division Counsel for McDonald’s Corporation in San Diego, California and from August 2003 to July 2006, he served as Vice President and General Counsel of Men’s Wearhouse in Fremont, California.

            Douglas K. Ammerman was elected a director of the Company in September 2006. He held numerous positions with KPMG, LLP, an international accounting firm, including Managing Partner, from 1973 until his retirement in 2002. Mr. Ammerman holds a Masters in Business Taxation from the University of Southern California, is a Certified Public Accountant (inactive) and is a member of the California Society of CPAs. He is a director and Chairman of the Audit Committee of Fidelity National Financial, Inc. and Quiksilver, Inc.

 Dean C. Kehler was elected a director of Intermediate in February 2007 and has served as a director of EPL since November 2005. He has been a Managing Partner of Trimaran Capital, LLC since 2000 and a member of the Investment Committee of Trimaran Advisors, LLC.  From 1995 to 2006, Mr. Kehler served as vice chairman of CIBC World Markets Corp. and as co-head of the CIBC Argosy Merchant Banking Funds (Fund I). Prior thereto, Mr. Kehler was a founder and Managing Director of The Argosy Group L.P. Mr. Kehler currently serves on the boards of directors of Inviva, Inc., Ashley Stewart Holdings, Inc., Charlie Brown’s Acquisition Corp. and Jefferson National Financial Corp.

Alberto Robaina was elected a director of the Company in December 2007. Since May 2007, Mr. Robaina has been a Managing Director and General Counsel of Trimaran Fund Management, LLC, where he is responsible for legal and administrative matters for the firm’s private equity business and for Trimaran Advisors, LLC, the firm’s fixed income management business. Prior to joining Trimaran, Mr. Robaina spent ten years as General Counsel and Assistant Secretary for the New York City Investment Fund.

John M. Roth was elected a director of the Company in December 2007. Mr. Roth joined Freeman Spogli & Co., a private equity investment firm, in 1988 and became a general partner in 1993. From 1984 to 1988, Mr. Roth was employed by Kidder, Peabody & Co. Incorporated in the Mergers and Acquisitions Group. Mr. Roth also serves on the board of directors of hhgregg, Inc., a retailer of video products and appliances. Mr. Roth previously served on the boards of directors of AFC Enterprises, Inc. and Asbury Automotive Group, Inc.

Jay R. Bloom was elected a director of the Company in January 2011.  Mr. Bloom previously served on our board from December 2007 until June 2009.  Mr. Bloom has been Managing Partner of Trimaran Capital Partners since February 2006 and a member of the Investment Committee of Trimaran Advisors, LLC.  From August 1995 to February 2006, Mr. Bloom served as vice chairman of CIBC World Markets Corp. and as co-head of the CIBC Argosy Merchant Banking Funds. From January 1995 to August 1995, Mr. Bloom was a founder and Managing Director of The Argosy Group L.P.  From December 1983 to January 1990, Mr. Bloom was a Managing Director at Drexel Burnham Lambert Incorporated and prior to that, he worked at Lehman Brothers Kuhn Loeb Incorporated. Mr. Bloom currently serves on the board of directors of Brite Media, Educational Services of America, Inc., Norcraft Companies, L.P., and Standard Steel, LLC.

Wesley W. Barton was elected a director of the Company in January 2011.  Mr. Barton has been Vice President of Trimaran Capital Partners since July 2007.  From August 2005 to July 2007, Mr. Barton was an Associate at Banc of America Securities, the investment bank of Bank of America.  From September 2002 to August 2005, Mr. Barton was an Associate at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

Michael G. Maselli was elected a director of the Company in October 2010.  Mr. Maselli has been a Managing Director of Trimaran Capital Partners since February 2006. From October 1997 to February 2006, Mr. Maselli served as Managing Director of CIBC World Markets Corp.  Mr. Maselli currently serves on the board of directors of Charlie Brown’s Acquisition Corp., Norcraft Companies, L.P., and Standard Steel, LLC.

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

The LLC members who have the right to designate directors make their decision based on their own internal policies. The Trimaran directors are Dean Kehler, Alberto Robaina, Michael Maselli, Wesley Barton and Jay R. Bloom. Messrs. Bloom, Kehler and Maselli have experience serving on other corporate boards, as well as experience in investment banking.  Messrs. Barton and Robaina have a background in corporate and transactional law, as well as other aspects of investment management.

The FS director is John Roth. Mr. Roth serves on our Compensation Committee and has experience with private-equity backed companies and has served on a number of boards.

The Operating Agreement requires that Stephen Sather, our Chief Executive Officer, serve as a director because he is the Chief Executive Officer of EPL Holdings, Inc. As a board member, our Chief Executive Officer can provide important information and knowledge about the Company that the other directors do not possess. Mr. Sather also has extensive experience in the restaurant and food-service industries in general which provides the board with valuable industry expertise.

Sam Borgese, our Executive Chairman of the Board, serves as a director and provides leadership and guidance to the board as a result of his experience as a chief executive at other restaurant businesses.

Douglas Ammerman was elected a director because of his extensive accounting expertise and background (as described above) and his experience serving on the audit committees of other companies’ boards of directors. Mr. Ammerman serves on our Audit Committee and is designated as an “audit committee financial expert” under SEC rules.

We do not have a standing nominating committee and, in light of our having a single stockholder, do not have any formal procedures (other than those contained in the LLC’s Operating Agreement) by which a stockholder may recommend nominees to our Board of Directors.

Audit Committee

Our Audit Committee is composed of Douglas K. Ammerman, Dean C. Kehler and Michael Maselli. Our Board of Directors has determined that Mr.  Ammerman qualifies as an “audit committee financial expert” as defined in the SEC’s rules and that Mr. Ammerman is independent under the applicable rules of The Nasdaq Stock Market. See “Item 13. Certain Relationships and Related Transactions and Director Independence - Director Independence.”

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

Throughout this discussion, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during 2010 and the other individuals included in the Summary Compensation Table below are referred to as the “Named Executive Officers.”

Employment and Related Agreements

The nature and terms of our executive compensation program have been influenced significantly by the fact that we are a privately owned company and that Trimaran Pollo Partners, LLC (the “LLC”), our principal indirect shareholder, is actively involved in establishing and overseeing our compensation program. Two of the three members of our Compensation Committee, Michael Maselli and John Roth, are representatives of funds which have a majority membership interest in the LLC.

 We have entered into employment agreements with our executive officers and CAC entered into other agreements with the executive officers that established the basic parameters of our compensation program. These agreements were negotiated with, and approved by, the LLC. We have since entered into similar additional agreements with other executive officers. The employment agreements, which are described below under “Employment Agreements,” provide for the salary, annual bonus, benefits and payments upon termination of employment described below. CAC maintains a Stock Option Plan pursuant to which it grants options to purchase CAC common stock to our executive officers and other senior management. All persons who acquire shares or options to purchase shares of CAC are required to become parties to a Stockholders Agreement with the LLC. The Stockholders Agreement provides for the put and call rights described below under “Payments Upon Termination or Change in Control.” The Stockholders Agreement also generally imposes restrictions on the ability of the parties to transfer any shares of CAC stock held by them and contains other provisions governing their rights as stockholders of CAC. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Compensation Components

Executive compensation consists of the following components:

Base Salary. The Company provides Named Executive Officers with base salary to compensate them for services rendered during the fiscal year. The base salaries for our executives set forth in their respective employment agreements were initially established based on their experience and responsibilities, the Company’s salary structure and negotiations. Salary adjustments are typically considered annually as part of the Company’s annual performance review process as well as upon a promotion or other change in job responsibility. Each year, in connection with its approval of the annual operating plan, the Board of Directors upon the recommendation of the Compensation Committee considers whether to approve annual merit increase pools for various categories of Company employees based on a percentage of the aggregate current salaries of employees in each category. These percentages, which take into account cost of living factors in Orange County, California, are determined in conjunction with the preparation of the annual operating plan and are influenced by other costs and their impact on budgeted EBITDA. For 2010, as part of the Company’s cost-savings initiatives, there were no merit increases for Support Center employees, consisting of approximately 135 management and administrative personnel, including the Named Executive Officers.

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

Annual Bonus. Executive officers are eligible for annual incentive bonuses pursuant to the terms of their respective employment agreements based upon our achievement of budgeted EBITDA as approved by the Board of Directors for each fiscal year (the “Bonus Plan”). This element of compensation serves to motivate and challenge the executive to achieve superior short-term performance, while stock option awards are designed to motivate long-term performance and tenure at the Company. In addition, prior to 2009, all of our Support Center employees were eligible for an annual bonus based on the achievement of budgeted EBITDA and other employees were entitled to bonuses based on the achievement of specific operating performance goals tailored to their positions and responsibilities. The Company awarded discretionary bonuses for 2009 and 2010 as described below under “Discretionary Bonuses”.

 The Bonus Plan provides for a cash bonus, dependent upon the level of achievement of budgeted EBITDA, calculated as a percentage of the officer’s base salary, with higher ranked officers compensated at a higher percentage of base salary to reflect their greater level of responsibility for the implementation and achievement of the annual plan. The percentages for the Named Executive Officers reflect our compensation policy that a substantial portion of the compensation opportunity should depend on the achievement of specific corporate performance goals. As set forth in their respective employment agreements, the target bonus awards (as a percentage of base salary) are as follows: Chief Executive Officer, 75%; Chief Financial Officer, 75%; and Senior Vice Presidents, 75%.

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

Adjusted EBITDA is defined as the income of the Company before, without duplication, interest expense, amortization of deferred financing fees and acquisition-related bank fees, income taxes, depreciation and amortization expense, gains (or losses) on the sale of company-operated restaurants or other significant assets, amortization of rent related to the application of ASC 840 “Leases” FAS 13, legal expenses associated with lawsuits relating to FLSA and California Labor Code exempt classification, transaction and new debt offering expenses, stock option expenses litigation-related legal expenses over plan, other non-recurring expenses and after all bonuses and profit sharing expenses of the Company of any kind.

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

Each year, management prepares a five-year development plan and annual operating plan for the upcoming fiscal year which reflects management’s and the LLC’s objectives for return on assets, growth and capital spending. These plans are reviewed and approved by the Board of Directors. Budgeted EBITDA is derived from the annual operating plan using the definition of adjusted EBITDA above. In each of the following years, the annual bonus earned by executive officers under Bonus Plan were the following percentages of target bonus: 2010 – not applicable (waived), 2009 – not applicable (waived), 2008 – 0%, 2007 - 63%, and 2006 - 70%.

As part of the cost-savings initiatives that the Company implemented in 2009 in response to the adverse effects of the recession on our operating results, the Compensation Committee decided to implement the discretionary bonus described below and requested all officers with employment agreements, and such persons agreed, to waive their right to receive bonuses under the Bonus Plan for fiscal years 2009 and 2010.

Discretionary Bonuses. In addition to the Bonus Plan provided for in their employment agreements, the Compensation Committee may also, from time to time, decide to award discretionary bonuses to executives upon the occurrence of extraordinary events, such as a significant financing, acquisition or sale.  For 2010, the Compensation Committee established a $1.2 million discretionary bonus pool for all Support Center employees, including Named Executive Officers, to replace the Bonus Plan and a similar plan for other Support Center employees. The Committee decided to implement the discretionary bonus pool to reward the efforts of Support Center employees during the current adverse economic environment, but at a total cost that would be less than would have been paid pursuant to the Bonus Plan. For 2010, the Committee requested that Mr. Sather, our Chief Executive Officer, review how much of the bonus pool to use and how to allocate the bonus pool among the Support Center employees, including himself and other executive officers. Mr. Sather recommended to the Committee that the full bonus pool be awarded after taking into consideration the following factors: the Company’s 2010 operating results in the challenging economic environment; the extra workload placed on employees due to staff reductions; and the fact that the employees had not received merit salary increases in 2010. In determining the individual bonus amounts he recommended to the Committee for executive officers, including himself, Mr. Sather allocated amounts to executive officers on the same basis that the executives would have received a bonus under the Bonus Plan, reduced on a pro rata basis to reflect the lower amount of the discretionary bonus pool compared to the amount that would have been available under the Bonus Plan. He did not make discretionary adjustments based on individual performance variables.  Based on Mr. Sather’s recommendations, the Committee approved the discretionary bonuses for 2010 for the Named Executive Officers set forth in the “Bonus” column of the Summary Compensation Table.

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

Our historical practice has been for CAC to grant non-qualified stock options to purchase CAC common stock to an eligible employee either upon hire or upon promotion to a minimum management level in the Company. Newly hired or promoted director-level or above employees typically receive their award at the first scheduled board meeting following their hire or promotion date. We do not have a program for the periodic grant of stock options to our employees. Option awards are determined by the Compensation Committee, in its discretion, taking into account the number of options previously granted to other officers. Stock options are granted with an exercise price equal to the fair value of CAC stock based on an independent valuation.

Our stock options are both “performance-based” and “time-based” awards. For the first five years after the grant of an option, options vest 20% per year upon the achievement of annual or cumulative budgeted EBITDA goals to motivate management to achieve our financial goals. Because budgeted EBITDA was not achieved in 2010, none of the options vested in 2010. However, even if the financial goals are not achieved, options vest 100% after six to seven years to encourage and reward loyalty and long-term commitment to the Company. We also provide for accelerated vesting upon an initial public offering of at least $50 million or a change in control of CAC because these events result in the creation of shareholder value and we want to motivate our officers to achieve these goals by permitting them to participate in the increased shareholder value which results.

Other Compensation. The Company provides its executive officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Named Executive Officers are provided automobile expense allowances, auto fuel, supplemental ExecuCare health insurance and payment of other health insurance premiums. Due to the significant amount of travel by Mr. Carley to visit restaurants throughout the country, Mr. Carley was, during the term of his employment, entitled to the use of a leased automobile and he received an annual travel stipend of up to $10,000 for personal expenses incurred by Mr. Carley and his spouse. We intend to continue to maintain these modest executive benefits and perquisites for officers; however, subject to the terms of employment agreements, the Compensation Committee in its discretion may revise, amend or add to the officers’ executive benefits and perquisites if it deems it advisable.

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

Payments Upon Termination or Change in Control

Pursuant to the terms of their employment and other agreements (the terms of which were established in connection with the Acquisition by CAC in 2005), the Named Executive Officers are entitled to payments in the event of a termination of employment under certain circumstances or a change in control of CAC. See “Employment and Related Agreements” above. The types of payments and estimated amounts payable are described in the table below under “Potential Payments upon Termination or Change in Control.” In 2010, our former Senior Vice President, Karen Eadon, left her employment with the Company. In connection with her separation, the Company agreed to continue to pay Ms. Eadon salary for one year following the date of her separation and her pro-rata bonus for 2010.  Subsequent to the end of fiscal 2010, Joseph Stein, our former Senior Vice President of Strategy and Innovation, left his employment with us.  In connection with his separation, the Company agreed to continue to pay Mr. Stein his salary for one year following the date of his separation and his bonus for 2010.

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

Pursuant to their employment agreements, we provide severance payments to our executive officers only if their employment is terminated by the Company without cause or by the officer for good reason. The aggregate amount of an executive’s severance is subject to reduction by the amounts of any other cash severance or termination benefits payable to him under any other plans, programs or arrangements of the Company or its affiliates. There are currently no other formal severance or termination benefits plans or arrangements in place. In the event of termination by the Company without cause or by a Named Executive Officer for good reason, the officer receives continued salary for twelve months and a pro rata portion of their bonus. The severance benefits reflect the fact that it may be difficult for executive officers to find comparable employment within a short period of time. In addition, the Company receives a benefit from the payments since they generally are linked to the officer’s compliance with certain restrictive covenants in favor of the Company, such as non-competition, non-solicitation and confidentiality covenants. See “Employment Agreements” below.

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

Executive Compensation Awarded

In January 2011, we entered into employment agreements with Mr. Sather, our new Chief Executive Officer, and Mr. Borgese, our new Executive Chairman.  Prior to establishing Messrs. Sather and Borgese’s overall compensation packages, the Compensation Committee reviewed the compensation packages of numerous candidates for the positions.  The Committee received compensation data from an executive recruiter of what the compensation packages of comparable positions contained.  The Committee also considered the compensation history of the EPL’s executive team.  Based upon this data, the Committee entered into negotiations with the candidates to arrive at the appropriate level of compensation for each executive.

Chief Executive Officer Compensation.  Mr. Sather, who had previously served as our Senior Vice President of Operations, was appointed our President and Chief Executive Officer in January 2011.  In connection with this appointment, EPL entered into a new employment agreement with Mr. Sather.  The new employment agreement provides that Mr. Sather’s base salary shall be $350,000 per year.  Mr. Sather’s employment agreement also provides for a target bonus equal to 75% of his salary and certain other benefits and compensation.  The terms of Mr. Sather’s employment agreement are described below under the heading “Employment Agreements.”

Executive Chairman Compensation.  Mr. Borgese joined the Company as its Executive Chairman in January 2011.  Mr. Borgese is party to an employment agreement with EPL, which provides that Mr. Borgese’s base salary shall be $262,500 per year.  During Mr. Borgese’s employment term, Mr. Borgese will devote 75% of normal business hours to the performance of his duties and will not engage in any other activity which would conflict with such services, without prior written consent of the Board. Mr. Borgese’s employment agreement also provides for a target bonus equal to 75% of his salary and certain other benefits and compensation.  The term of Mr. Borgese’s employment agreement will continue for two years, unless Mr. Borgese’s employment is earlier terminated, provided that, on such second anniversary, the term of Mr. Borgese’s employment agreement will be renewed for one additional one-year period unless EPL or Mr. Borgese provides at least 30 days’ advance notice of its or his intent to not renew the term of the Borgese Employment Agreement.

In the event that Mr. Borgese’s employment is terminated by EPL without “cause” or by Mr. Borgese with “good reason” (each defined in Mr. Borgese’s employment agreement) and Mr. Borgese executes a general release of claims and complies with certain non-interference, non-solicitation and confidentiality covenants, Mr. Borgese will be entitled to (i) continued payment of his base salary for the lesser of a period of 12 months following his termination and the remainder of the then current term of his employment and (ii) a pro-rata annual bonus for the year of termination.

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

Compensation Committee:

Douglas Ammerman
John M. Roth
Michael Maselli

Summary Compensation Table

The following table provides compensation information for years 2008, 2009 and 2010 with respect to each person who served as our principal executive officer, our principal financial officer during 2010, our three other most highly compensated executive officers, and a former executive officer who would have been one of the three other most highly compensated executive officers had she been an executive officer at December 29, 2010 (the “Named Executive Officers”).

					Non-Equity
Name and Principal				Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Compensation	Compensation	Total
		($)	($)	($)	($)	($)	($)
			(a)	(b)	(c)	(d)

Stephen J. Sather,	2010	241,020	102,271	0	0	36,705	379,996
President and Chief Executive	2009	236,385	64,241	0	0	32,628	333,254
Officer (e)	2008	238,524	0	0	0	33,906	272,430

Stephen E. Carley,	2010	375,714	0	0	0	56,752	432,466
Former President and Chief	2009	456,731	168,806	0	0	64,235	689,772
Executive Officer (e)	2008	446,707	0	0	0	68,141	514,848

Gary Campanaro,	2010	250,000	90,702	0	0	27,887	368,589
Senior Vice President,	2009	234,606	78,967	309,417	0	29,612	652,602
Finance and Chief
Financial Officer (f)

Joseph N. Stein,	2010	261,784	94,977	0	0	43,641	400,402
Senior Vice President,	2009	256,750	69,775	0	0	33,415	359,940
Strategy and Innovation (f)	2008	259,073	0	0	0	29,237	288,310

Karen B. Eadon,	2010	247,240	77,447	0	0	303,965	628,652
Senior Vice President,	2009	264,345	71,839	0	0	38,462	374,646
Marketing (g)	2008	268,105	0	0	0	44,692	312,797

Jeanne Scott,	2010	231,839	84,112	0	0	39,783	355,734
Senior Vice President,	2009	227,380	61,793	0	0	39,231	328,404
Human Resources	2008	227,380	0	0	0	33,181	260,561

Jerry Lovejoy,	2010	221,760	83,010	0	0	43,373	348,143
Senior Vice	2009	224,400	60,983	0	0	41,925	327,308
President, General Counsel	2008	226,431	0	0	0	45,511	271,942

(a)	These amounts represent discretionary bonuses paid in lieu of bonuses payable under the Named Officers’ employment agreements (see note (c)) which were waived for 2009 and 2010.

(b)
These options represent the right to purchase common stock of CAC. The amounts in this column represent the aggregate grant date fair value of the options granted during the applicable year computed in accordance with the SEC’s rules. These amounts do not correspond to the actual amounts that may be recognized upon exercise of the options. The assumptions used in these calculations (excluding the forfeiture rate) are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies -Share-Based Compensation” and Note 20 to our Consolidated Financial Statements. During 2010, options to purchase a total of 97,888 shares were forfeited.

(c)
The executive officers waived their right to receive performance bonuses under their employment agreements for 2009 and 2010 and no bonuses were earned for 2008. For a description of the terms of the bonuses, see “Compensation Discussion and Analysis.”

(d)
For 2008, 2009 and 2010, these amounts represent (i) premiums for medical, dental, vision and long-term care insurance paid by the Company that exceed the level of premiums the Company pays for its other employees; (ii) reimbursements under a supplemental health insurance plan; (iii) Company contributions to its 401(k) Plan; (iv) auto allowance and auto lease payments (auto lease payments were only for Mr. Carley); (v) auto fuel and maintenance costs (maintenance costs were only for Mr. Carley); and (vi) personal expenses in connection with business travel (only for Mr. Carley). We have stated the full cost of these perquisites to the Company since we do not obtain the information necessary to calculate the percentage of these costs that represents a personal benefit to each individual. In the column “All Other Compensation,” the amount includes $270,000 of severance for Ms. Eadon.

(e)
Mr. Carley served as President and Chief Executive Officer until September 12, 2010, when Mr. Sather assumed those offices on an interim basis. On January 18, 2011, Mr. Sather was appointed President and Chief Executive Officer.

(f)
Mr. Stein served as Chief Financial Officer until January 19, 2009, when Mr. Campanaro assumed that office and Mr. Stein became Senior Vice President of Strategy and Innovation.  In February 2011, Mr. Stein terminated his employment with the Company.

(g)	Ms. Eadon terminated her employment in October 2010.

Grants of Plan-Based Awards in Fiscal 2010

The Company did not grant stock options to Named Officers in 2010.

 Employment Agreements

EPL has employment agreements with each Named Executive Officer.

Term. Mr. Carley’s employment agreement dated September 27, 2005 had an initial three-year term that automatically renewed for additional one-year terms.  Mr. Carley’s employment agreement terminated on September 12, 2010 pursuant to Mr. Carley’s voluntary resignation effective on such date. The term of Mr. Sather’s  employment agreement commenced on January 18, 2011 and has a two-year term.  Commencing on January 18, 2013, and each January 18 thereafter, Mr. Sather’s employment agreement is automatically extended for additional one-year terms unless either party gives 60 days prior notice of its intention not to extend the term.

Ms. Eadon’s employment agreement had a one year term ending December 31, 2010 that automatically renewed for additional one year terms.  Ms. Eadon’s employment agreement was terminated on October 15, 2010 pursuant to her resignation effective on such date.

Mr. Stein’s employment agreement had a one year term ending on December 31, 2011 that automatically renewed for additional one year terms.  Mr. Stein’s employment agreement was terminated on February 10, 2011 pursuant to his resignation effective on such date.

The terms of the other Named Executive Officers’ employment agreements expire on December 31, 2011. Each of these employment agreements have an automatic one-year renewal unless either party provides termination notice at least 60 days prior to the end of the then applicable term.

Base Salary. Each agreement provides for a base annual salary that may be increased at the sole discretion of the Board of Directors.

Bonus. Contingent on our meeting certain financial goals, the target bonus for each Named Executive Officer is 75% of the officer’s salary, except for Mr. Carley, whose target bonus, during the term of his employment agreement, was 100% of his salary. The terms of the bonus are described in Compensation Discussion and Analysis above under “Annual Bonus.”  All executive officers with employment agreements waived their right to these bonuses for 2009 and 2010.

Employee Benefits. Each Named Officer is entitled to receive health insurance, retirement benefits and fringe benefits on the same basis as those benefits that are made available to other senior executives. In addition, during the term of Mr. Carley’s employment agreement, EPL was required to provide Mr. Carley with a leased vehicle and pay the routine operating, maintenance and fuel costs for such vehicle.

Termination. If EPL terminates a Named Executive Officer for cause or a Named Executive Officer resigns without good reason or dies or suffers from a disability, that executive officer is entitled to accrued base annual salary for the then current year to date, earned unpaid bonus from prior years, accrued expenses meriting reimbursement and accrued unpaid benefits. If a Named Executive Officer dies or suffers from a disability, the officer is also entitled to a pro rata bonus for the then current year. If we terminate a Named Executive Officer without cause or a Named Executive Officer resigns for good reason (other than the officer’s resignation after age 60), that executive officer is entitled to all of the foregoing compensation plus one year additional base salary payable over 12 months. Additional information regarding the payments the Named Executive Officers are entitled to receive upon termination or a change in control are described under “Potential Payments Upon Termination or Change in Control” below.  Mr. Carley voluntarily resigned his position with the Company and therefore was not entitled to any severance benefits. Under the terms of the employment agreements, each Named Executive Officer is required to give the Company at least 30 days (or, in the case of Mr. Sather, 90 days) prior written notice of any resignation by such officer.

CAC Stock Option Plan

All of our stock options are granted by CAC pursuant to its 2005 Stock Option Plan and represent the right to purchase CAC common stock. All options granted pursuant to the plan are intended to be non-qualified stock options under the Internal Revenue Code of 1986. Of the 186,420 options outstanding at December 29, 2010, 58,606 fully vested options were granted in connection with the Acquisition by CAC in November 2005 in exchange for previously outstanding options to purchase common stock of EPL Holdings, Inc. which were fully vested. Subsequent to the Acquisition, CAC granted stock options, of which an aggregate of 127,814 options were outstanding at December 29, 2010. Such options vest upon the achievement of certain performance-based and time-based conditions as described in footnote (b) to the table “Outstanding Equity Awards at Fiscal Year-End 2010” below. The options terminate upon the optionee’s termination of service with the Company subject to the optionee’s right to exercise the vested portion of the option for a period of three to nine months after termination, depending on the cause of termination; provided, however, that if an optionee is terminated by the Company for cause, his options are forfeited. The options are subject to accelerated vesting in the event of an initial public offering of at least $50,000,000 or a change in control of CAC, as described under “Potential Payments Upon Termination or Change in Control.” Upon the payment of a dividend with respect to CAC common stock, the optionee is entitled to receive the economic equivalent of such dividend as if all his options had been exercised prior to payment of the dividend. The compensation committee of CAC, which is responsible for administering the option plan, has the right to waive any conditions or rights under, or amend any terms of, outstanding options, including the exercise price, vesting provisions and term. Options are not transferable except with the prior consent of the CAC compensation committee.

The following table provides information about outstanding stock options held by the Named Executive Officers at December 29, 2010.

Outstanding Equity Awards at Fiscal Year-End 2010

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (a)	Equity Incentive PlanAwards: Number of Securities Underlying Unexercised Unearned Options (#) (b)	Option Exercise Price ($)	Option Expiration Date
Stephen E. Carley	22,845	0	7.56	1/10/2011

Gary Campanaro	0	11,123	68.00	9/12/2019

Joseph N. Stein	10,158	0	9.68	5/11/2011
	0	22,247	86.43	5/11/2011

Karen B. Eadon	15,356	0	11.03	1/13/2011
	0	22,247	86.43	1/13/2011

Stephen J. Sather	0	17,778	86.43	12/13/2015

Jeanne Scott	5,079	0	11.77	2/17/2013
	0	11,123	86.43	12/13/2015

Jerry Lovejoy	0	11,123	117.75	8/13/2017

(a)
These options were initially granted by our parent company prior to the Acquisition by CAC on November 18, 2005 and were fully vested as of the date of the Acquisition. These options were exchanged for CAC options in connection with the Acquisition.

(b)	These options vest in the following ways:

•
These options will vest 20% per year over the five years following the grant date if the Company achieves its budgeted EBITDA target. If the options do not vest in a specific year, they will vest on cumulative basis if cumulative budged EBITDA is achieved. None of these options vested in 2010.

•	Even if the performance targets are not met, these options will vest in full six to seven years after the grant date as long as the employee is still with the Company.

•	100% of the options will vest upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC.

Potential Payments Upon
Termination or Change in Control

The Company has entered into employment agreements and maintains certain other plans and arrangements that require certain payments to the Named Executive Officers in the event of a termination of employment with EPL or a change in control of CAC. The potential amounts payable to each Named Executive Officer in each situation are listed in the table below. These amounts do not include any payments or benefits to which the officer is entitled irrespective of a termination or change in control, such as accrued unpaid salary or employee benefits. The amounts payable are calculated based on the assumptions that the event which triggered the payments took place on December 29, 2010 (our fiscal year end), that the employee was employed during the entire fiscal year and, where applicable, that the per share price of CAC’s common stock on that date was $27.00.

Mr. Carley resigned as our President, Chief Executive Officer effective September 12, 2010, thereby terminating his employment agreement with us.  We did not pay Mr. Carley any severance in connection with the termination of his employment. Ms. Eadon resigned as our Senior Vice President, Marketing effective October 15, 2010, thereby terminating her employment agreement with us.  In connection with her separation, the Company agreed to continue to pay Ms. Eadon salary, in an aggregate amount of $270,000, for one year following the date of her separation.  In addition, Ms. Eadon will receive a 2010 pro-rata bonus of approximately $77,000.

Subsequent to the end of fiscal 2010, Mr. Stein resigned as our Senior Vice President of Strategy and Innovation effective February 10, 2011, thereby terminating his employment agreement with us.  In connection with his separation, the Company agreed to continue to pay Mr. Stein salary, in an aggregate amount of $262,000, for one year following the date of his separation.  In addition, Mr. Stein will receive a 2010 bonus of approximately $95,000.

As a result of Mr. Carley’s and Ms. Eadon’s resignations, which caused their respective employment agreements to no longer be in force or effect at the end of fiscal 2010, Mr. Carley and Ms. Eadon have been omitted from the table below.

Type of Payment/Recipient	Termination by EPL for “Cause” or by Officer Without “Good Reason” $		Termination Due to Death or “Disability” $		Termination by EPL Without “Cause” or by Officer For “Good Reason” $		“Change in Control” $
Base Salary
Stephen J. Sather	0		0		350,020		N/A
Gary Campanaro	0		0		250,000	(1)	N/A
Joseph N. Stein	0		0		261,784	(1)	N/A
Jeanne Scott	0		0		231,838	(1)	N/A
Jerry Lovejoy	0		0		228,800	(1)	N/A
Bonus
Stephen J. Sather	0		262,500	(2)	262,500	(2)	N/A
Gary Campanaro	0		187,500	(2)	187,500	(2)	N/A
Joseph N. Stein	0		196,338	(2)	196,338	(2)	N/A
Jeanne Scott	0		173,879	(2)	173,879	(2)	N/A
Jerry Lovejoy	0		171,600	(2)	171,600	(2)	N/A
Gain on Sale of CAC Stock (3)
Stephen J. Sather	0		0		0		N/A
Gary Campanaro	0		0		0		N/A
Joseph N. Stein	0		257,201		257,201		N/A
Jeanne Scott	0		117,985		117,985		N/A
Jerry Lovejoy	0		0		0		N/A
Acceleration of Stock Options (4)
Stephen J. Sather	N/A	(5)	N/A		N/A		0
Gary Campanaro	N/A	(5)	N/A		N/A		0
Joseph N. Stein	N/A	(5)	N/A		N/A		0
Jeanne Scott	N/A	(5)	N/A		N/A		0
Jerry Lovejoy	N/A	(5)	N/A		N/A		0

(1)
Unless termination is due to voluntary resignation after reaching age 60, the officer receives continued salary for 12 months subject to compliance with non-competition, non-solicitation and confidentiality covenants, which are described below.

(2)
The officer is entitled to a pro-rata portion of the bonus earned pursuant to his employment agreement based on the percentage of the year the officer was employed, payable when the bonus would have otherwise been paid. The estimated payment above assumes that the officer was employed the entire fiscal year and that we achieved 100% of budgeted EBITDA for the applicable fiscal year.

(3)
Pursuant to the terms of a Stockholders Agreement described in “Item 13. Certain Relationships and Related Transactions and Director Independence,” in the event of termination of employment by EPL without cause or by the officer for good reason, the officer has the right to require CAC to purchase all of his or her shares of CAC stock (including shares underlying vested options) at their fair market value as determined by the board of CAC. Upon the officer’s termination of employment for any reason, CAC has the right (but not the obligation) to purchase all of the officer’s CAC stock (including shares underlying vested options) at (i) the lower of cost or fair market value if termination is by EPL for cause or by the officer without good reason, or (ii) fair market value if termination is for any other reason. In the case of termination due to death or disability, or by EPL without cause or by the officer for good reason, this table assumes that CAC purchases all CAC shares held by the officer (including shares underlying vested options) and the amount represents the difference between the officer’s cost (exercise price in the case of option shares) and $27.00, the fair value of CAC stock at December 29, 2010. No amounts are reported in the event of termination for cause or without good reason since the officer would be paid only his cost of the shares, resulting in no gain on the transaction. These purchase rights terminate upon the occurrence of an initial public offering of at least $50 million.

(4)
Upon a change in control of CAC (defined below), options become 100% vested. The dollar amount is zero because the exercise price of the options that would accelerate upon a change in control exceeds the fair value of CAC stock on December 29, 2010 ($27.00). See the table “Outstanding Equity Awards at Fiscal Year-End 2010.”

(5)	The officer forfeits his or her options in the event of termination for cause.

Our employment agreements with the Named Executive Officers contain definitions of the terms “cause,” “good reason” and “disability” as used in the foregoing table.

The term “cause” means any action by a Named Executive Officer that constitutes:

•	Misconduct, dishonesty or failure to comply with specific directions of the Board of Directors (after a 20 day period to cure such misconduct or failure);

•	A deliberate and premeditated act against the Company or its affiliates;

•	The commission of a felony;

•	Substance abuse or alcohol abuse which renders the officer unfit to perform his duties;

•	A breach by the officer of non-competition and non-solicitation obligations contained in the employment agreement; or

•	Voluntary termination of employment in anticipation of being terminated for cause.

A Named Executive Officer may terminate his or her employment for “good reason” if:

•	The officer is relocated outside of Orange County, California;

•	The officer’s title is reduced;

•	The Company fails to provide the officer with any of the employee benefits he is entitled to pursuant to his employment agreement;

•	The officer’s base salary as increased from time to time is reduced (or in the case of Mr. Sather materially reduced);

•	There is a change in their reporting relationship; or

•	The officer resigns after reaching age 60 (except in the case of Mr. Sather).

The agreements contain provisions requiring the officers to notify us in writing of certain events giving them “good reason” to quit and providing us opportunity to cure such events.

In the case of all Named Executive Officers other than Mr. Sather, a “disability” exists if an officer becomes physically or mentally incapacitated and is therefore unable to perform his duties for a period of six (6) consecutive months or for an aggregate of nine (9) months in any twenty-four (24) consecutive month period. In the case of Mr. Sather, a “disability” exists if an officer, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, (A) is unable to engage in any substantial gainful activity or (B) receives income replacement benefits for a period of not less than 3 months under an accident and health plan or disability plan covering employees of the Company or its affiliates. If the Company and a Named Executive Officer cannot agree whether a “disability” exists with respect to such officer, a qualified independent physician will decide whether a disability exits.

Each Named Executive Officer’s right under his or her employment agreement to receive base salary payments for 12 months after termination by the Company without cause or by the officer with good reason, generally is subject to the officer’s compliance with non-competition, non-solicitation and confidentiality covenants contained in his or her employment agreement. The non-competition provision generally prohibits the officer for one year after termination from engaging in, working for, or owning a financial interest in, any business that operates quick-service restaurants that compete directly with EPL or its affiliates in any market in which EPL or its affiliates operate restaurants or have targeted operating restaurants at the time of the officer’s termination. The non-solicitation covenant generally prohibits the officer from soliciting any employee or consultant of the Company or its affiliates to cease working for the Company or its affiliates, for a period of one year after the officer terminates employment. The confidentiality provision prohibits the officer from disclosing or using Company trade secrets or confidential information at any time.

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

Fiscal 2010 Director Compensation

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

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Douglas K. Ammerman (a)	$28,000	$59,750	$87,750
Andrew Heyer, Dean C. Kehler, Michael Maselli, Jeffery Naumowitz, Alberto Robaina, John M. Roth and Griffin Whitney (b)	0	0	0

(a)
In 2010, Mr. Ammerman was awarded 598 shares of CAC restricted stock pursuant to the CAC 2008 Restricted Stock Plan for Independent Directors of which 50% will vest on the first anniversary of the grant date and the remainder will vest on the second anniversary of the grant date.  In 2010, Mr. Ammerman was also awarded 1,000 shares of CAC common stock which fully vested on the grant date.

In 2009, Mr. Ammerman was awarded 404 shares of CAC restricted stock pursuant to the CAC 2008 Restricted Stock Plan for Independent Directors. One-half of the shares vested in January, 2010 and the balance vested in January, 2011. The amount shown represents the grant date fair value of the shares computed in accordance with the SEC’s rules.

(b)
All of these persons are designees of either Trimaran or the FS Parties (as defined below under “LLC Operating Agreement”) and are compensated as employees of affiliates of such companies for their services to such affiliates and not for their services to us.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised of Douglas Ammerman, Michael Maselli and John Roth.  Mr. Ammerman is an independent director. Mr. Maselli replaced Andrew Heyer as a member of our Compensation Committee, following Mr. Heyer’s resignation from our Board of Directors.

Certain Relationships

The Company and EPL are indirect wholly owned subsidiaries of CAC. The principal stockholder of CAC is Trimaran Pollo Partners, LLC (the “LLC”). The remaining 0.4% of the common stock of CAC and options to purchase stock of CAC are held by the Company’s executive officers, director Douglas Ammerman and certain other current and former EPL employees and directors (the “Management Stockholders”). The LLC is controlled by Trimaran, which is the managing member of the LLC. Pursuant to the LLC’s operating agreement, certain members of the LLC have the right to designate the members of our Board of Directors. Mr. Maselli, Managing Director of Trimaran, serves as a director as a designee of Trimaran and Mr. Roth serves as a director as the designee of the FS Parties. Mr. Sather, our Chief Executive Officer and President, serves on the board of CAC and Mr. Maselli, the President of CAC, serves on our Compensation Committee. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hold all of the outstanding common stock of EPL. All of our 100 outstanding common shares are held by El Pollo Loco Holdings, Inc., which is indirectly wholly owned by CAC.

Due to its ownership of 99.6% of the outstanding common stock of CAC and its ability to elect all of the directors of CAC, Trimaran Pollo Partners, LLC (the “LLC”) is deemed to be the beneficial owner of 100% of our common stock. The address of the LLC is 1325 Ave of the Americas, New York, New York 10019. The remaining 0.4% of CAC’s common stock is owned by the Company’s executive officers, certain current and former directors, and other current and former EPL employees.

The managing member of the LLC, which has complete voting and management authority for the LLC and the right to appoint a majority of the directors of CAC, the Company and EPL, is Trimaran Capital, LLC (“Trimaran”). Our directors Dean Kehler and Jay Bloom each beneficially own one-third of Trimaran. Messrs. Bloom and Kehler disclaim beneficial ownership of shares of CAC and the Company except to the extent of their pecuniary interest therein.

None of our equity securities are authorized for issuance under any equity compensation plan. CAC maintains a stock option plan. See “Item 11. Executive Compensation – CAC Stock Option Plan.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company and EPL are indirect wholly owned subsidiaries of CAC. The LLC is the principal stockholder of CAC. The remaining .4% of the common stock of CAC and options to purchase stock of CAC are held by the Company’s executive officers, director Douglas Ammerman and the Management Stockholders. The LLC is controlled by Trimaran, which is the managing member of the LLC.  Pursuant to the LLC’s operating agreement, which is described below, certain members of the LLC have the right to designate the members of our Board of Directors.

Company directors Jay Bloom and Dean Kehler are Managing Partners of Trimaran. Messrs. Bloom and Kehler each own one-third of Trimaran, which is the Managing Member of the LLC. Messrs. Bloom and Kehler also are managing members and co-owners of Trimaran Fund Management, LLC.

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

•	each other member of the LLC that holds at least a 15% interest in the LLC has the right to designate a director to the board of CAC; and

•	the Chief Executive Officer of El Pollo Loco Holdings, Inc. (our parent company), currently Stephen Sather (also the Company’s and EPL’s Chief Executive Officer), must be elected a director of CAC.

The operating agreement requires that the Board of Directors of each material subsidiary of CAC consist of the same proportion of Trimaran directors and non-Trimaran directors as that of the CAC board of directors and that such directors be elected and appointed in the same manner as the CAC board. Accordingly, pursuant to the operating agreement, Jay Bloom, Dean Kehler, Michael Maselli, Alberto Robaina and Wesley Barton serve on the Company’s and EPL’s Board of Directors as Trimaran directors, John Roth serves as a director as the designee of the FS Parties, and Stephen Sather and Samuel Borgese serve as a non-Trimaran directors. Mr. Roth is a managing member of FS Capital Partners V, LLC (which is the general partner of the FS Funds).

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

Monitoring and Management Services Agreement

Under the terms of a Monitoring and Management Services Agreement entered into on November 18, 2005, as amended December 26, 2007, between CAC and Trimaran Fund Management, LLC (“Fund Management”), CAC pays Fund Management and Freeman Spogli & Co. V, L.P. (“FS”) (together, the “Advisors”) an annual fee of $357,000 and $143,000, respectively, payable in quarterly installments, for the Advisors to be available to provide advisory and monitoring services to CAC and its subsidiaries, including the Company and EPL, as requested by CAC. In addition, CAC must reimburse the Advisors for all reasonable out of pocket expenses incurred by them in connection with their services, including fees and expenses paid to third parties and travel and related expenses of their designees who serve on the board of CAC and the Company. The Company paid Fund Management and FS $413,000 and $154,000 respectively, in 2010 on behalf of CAC pursuant to this agreement. Company director John Roth is a managing member of the general partner of FS.

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

Purchase of Restaurants and Termination of Development Agreement

Trimaran and certain of its affiliates that are members of the LLC collectively beneficially owned about 70% and the FS Funds together beneficially owned about 28% of Fiesta Brands, Inc. We entered into a development agreement with Fiesta Brands on August 10, 2006. This development agreement gave Fiesta Brands the right to develop 25 restaurants, with an option for 25 additional restaurants, in Atlanta, Georgia and surrounding counties. Fiesta Brands paid EPL a $250,000 fee upon execution of the agreement. Through September 24, 2009, Fiesta Brands opened a total of nine restaurants, for which it paid franchise and other fees on the same terms as other franchisees. This development agreement was, and the franchise agreements executed when each restaurant was opened were, on substantially the same terms and conditions as those with non-affiliated franchisees and we believe that the terms and conditions were no less favorable than we could have obtained from an unaffiliated third party. Pursuant to a Termination of Franchise Rights and Mutual Release dated September 24, 2009 between EPL and Fiesta Brands, the parties terminated all of their respective rights and obligations under the development agreement and various franchise agreements relating to the nine El Pollo Loco® restaurants opened by Fiesta Brands pursuant to the development agreement.

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

The policy defines an “interested transaction” as any transaction, arrangement or relationship (or series of similar transactions, arrangements or relationships), including indebtedness or guarantees of indebtedness, in which:

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

Based on the Nasdaq definition of independence, our Board of Directors has determined that Douglas Ammerman is independent. Mr. Ammerman, who is independent, and Dean C. Kehler and Michael Maselli, who are not independent, serve on our Audit Committee. Our Compensation Committee is comprised of Douglas Ammerman, who is independent, and Michael Maselli and John Roth, both of whom are not independent. We do not have a nominating committee.

Item 14. Principal Accountant Fees and Services

The following fees were billed by Deloitte & Touche LLP (“Deloitte”) in 2009 and 2010:

Audit Fees

Audit fees for the audit of our 2010 annual financial statements and the review of the financial statements included in our Quarterly Reports on Form 10-Q in 2010 totaled $406,000.

Audit fees for the audit of our 2009 annual financial statements and the review of the financial statements included in our Quarterly Reports on Form 10-Q in 2009 totaled $443,000.

Audit-Related Fees

We were not billed by Deloitte for any audit-related fees in 2009 and 2010.  These fees consist of assurance and related services that are reasonably related to the performance of the audit or review of EPL Intermediate’s consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees

Fees billed to us by Deloitte for professional services for tax compliance, tax advice and tax planning totaled $8,000 in 2010 and $83,000 in 2009. The fees disclosed under this category are comprised of services that include assistance related to federal and state tax compliance and incentives.

All Other Fees

Fees billed to us by Deloitte for other professional fees totaled $18,000 in 2010 and $0 in 2009.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent auditors. These services may include audit services, audit-related services, tax services and other services. For audit services, the independent auditor typically provides an engagement letter to the Audit Committee at their first meeting after the completion of the year-end audit, outlining the scope of the audit and related audit fees. If agreed to by the Audit Committee, this engagement letter is formally accepted by the Audit Committee.

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

March 25, 2011	EPL INTERMEDIATE, INC.

	By:	/s/ Gary Campanaro
Gary Campanaro
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen J. Sather	President (Principal Executive Officer), Director	March 25, 2011
Stephen J. Sather

/s/ Gary Campanaro	Senior Vice President of Finance, Chief Financial Officer and Treasurer	March 25, 2011
Gary Campanaro	(Principal Financial and Accounting Officer)

/s/ Douglas K. Ammerman	Director	March 25, 2011
Douglas K. Ammerman

/s/ Samuel Borgese	Director	March 25, 2011
Samuel Borgese

/s/ Jay R. Bloom	Director	March 25, 2011
Jay R. Bloom

/s/ Dean C. Kehler	Director	March 25, 2011
Dean C. Kehler

/s/ Michael Maselli	Director	March 25, 2011
Michael Maselli

/s/ Alberto Robaina	Director	March 25, 2011
Alberto Robaina

/s/ John M. Roth	Director	March 25, 2011
John M. Roth

/s/ Wesley Barton	Director	March 25, 2011
Wesley Barton

REPORT OF MANAGEMENT ON INTERNAL CONTROLS

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. “Internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) is a process designed by, or under the supervision of, the issuer’s principal executive and financial officers, and effected by the issuer’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial reporting, and misstatements may not be prevented or detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment, our Management has concluded that our internal control over financial reporting was effective as of December 29, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by such accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EPL Intermediate, Inc.
Costa Mesa, California

We have audited the accompanying consolidated balance sheets of EPL Intermediate, Inc. and its subsidiary (the “Company”), a wholly owned subsidiary of El Pollo Loco Holdings, Inc., as of December 29, 2010, and December 30, 2009, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years ended December 29, 2010, December 30, 2009 and December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2010 and December 30, 2009, and the results of its operations and its cash flows for each of the years ended December 29, 2010, December 30, 2009 and December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 25, 2011

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	DECEMBER 30,	DECEMBER 29,
	2009	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,277	$5,487
Restricted cash	131	131
Accounts and other receivables—net	9,607	3,914
Inventories	1,606	1,496
Prepaid expenses and other current assets	5,262	2,051
Deferred income taxes	327	-

Total current assets	28,210	13,079

PROPERTY OWNED—Net	77,344	67,441

PROPERTY HELD UNDER CAPITAL LEASES—Net	524	402

GOODWILL	249,924	249,924

DOMESTIC TRADEMARKS	91,788	61,888

OTHER INTANGIBLE ASSETS—Net	1,900	1,511

OTHER ASSETS	12,200	9,325

TOTAL ASSETS	$461,890	$403,570

See notes to consolidated financial statements.		(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	DECEMBER 30,	DECEMBER 29,
	2009	2010
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of PIK Notes (2014 Notes)	$-	$10,600
Current portion of obligations under capital leases	341	205
Accounts payable	20,607	11,316
Accrued salaries	4,289	4,535
Accrued vacation	2,010	1,993
Accrued insurance	1,545	2,460
Accrued income taxes payable	15	24
Accrued interest	3,432	3,285
Accrued advertising	96	179
Deferred income taxes	-	159
Other accrued expenses and current liabilities	5,239	5,423

Total current liabilities	37,574	40,179

NONCURRENT LIABILITIES:
Senior secured notes (2012 Notes)	130,407	131,042
Senior unsecured notes payable (2013 Notes)	106,347	106,515
PIK Notes (2014 Notes) – less current portion	29,342	19,199
Obligations under capital leases—less current portion	1,763	1,558
Deferred income taxes – less current portion	37,776	26,864
Other intangible liabilities—net	3,998	3,282
Other noncurrent liabilities	10,673	10,606

Total noncurrent liabilities	320,306	299,066

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Common stock, $.01 par value—20,000 shares
authorized; 100 shares issued and outstanding	-	-
Additional paid-in-capital	199,733	199,526
Accumulated deficit	(95,723)	(135,201)

Total stockholder’s equity	104,010	64,325

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$461,890	$403,570

See notes to consolidated financial statements.		(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Years Ended
	December 31,	December 30,	December 29,
	2008	2009	2010
OPERATING REVENUE:
Restaurant revenue	$278,343	$258,904	$253,224
Franchise revenue	20,587	18,790	17,981

Total operating revenue	298,930	277,694	271,205

OPERATING EXPENSES:
Product cost	89,442	83,391	78,995
Payroll and benefits	73,139	68,806	69,024
Depreciation and amortization	13,007	11,359	10,748
Other operating expenses	106,304	100,759	95,016
Impairment of intangible assets	42,093	17,430	29,900

Total operating expenses	323,985	281,745	283,683

OPERATING LOSS	(25,055)	(4,051)	(12,478)

INTEREST EXPENSE—Net of interest income
of $260, $9 and $45 for the years ended
December 31, 2008, December 30, 2009
and December 29, 2010, respectively	26,003	32,590	37,487

OTHER EXPENSE	2,043	443	-

OTHER INCOME	(1,570)	(452)	-

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(51,531)	(36,632)	(49,965)

PROVISION (BENEFIT) FOR INCOME TAXES	(12,050)	15,625	(10,487)

NET LOSS	$(39,481)	$(52,257)	$(39,478)

See notes to consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(Amounts in thousands, except share data)

			Additional
	Common		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, DECEMBER 26, 2007	100	-	176,296	(3,985)	172,311

Stock-based compensation			768		768
Repurchase of common stock			(78)		(78)
Tax benefit from exercise / cancellation of stock options			68		68
Proceeds from issuance of common stock			50		50
Capital contribution			22,942		22,942
Net loss		-	-	(39,481)	(39,481)

BALANCE, DECEMBER 31, 2008	100	-	200,046	(43,466)	156,580

Stock-based compensation			568		568
Repurchase of common stock			(881)		(881)
Net loss		-	-	(52,257)	(52,257)

BALANCE, DECEMBER 30, 2009	100	-	199,733	(95,723)	104,010
Stock-based compensation			(87)		(87)
Repurchase of common stock			(120)		(120)
Net loss		-	-	(39,478)	(39,478)

BALANCE, DECEMBER 29, 2010	100	-	199,526	(135,201)	64,325

See notes to consolidated financial statements.

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	December 31,	December 30,	December 29,
	2008	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(39,481)	$(52,257)	$(39,478)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,007	11,359	10,748
Stock-based compensation expense (credit)	768	568	(87)
Interest accretion	3,773	4,088	1,260
(Gain) loss on disposal of assets	(538)	174	296
Gain on repurchase of bonds	(1,570)	(452)	-
Asset impairment	1,919	4,156	5,262
Closed store reserve	-	-	1,187
Impairment of intangible assets	42,093	17,430	29,900
Amortization of deferred financing costs	1,355	3,480	3,071
Amortization of favorable / unfavorable leases	(172)	(203)	(327)
Deferred income taxes	(12,111)	15,547	(10,426)
Excess tax benefits related to exercise / cancellation of stock options	(68)	-	-
Litigation settlements-net	10,942	6,220	358
Change in fair value of interest rate swap	2,049	443	-
Changes in operating assets and liabilities:
Accounts and other receivables—net	(841)	(635)	5,693
Inventories	(22)	150	110
Prepaid expenses and other current assets	(966)	(623)	3,211
Income taxes receivable / payable	(145)	59	9
Other assets	1,241	(214)	(209)
Accounts payable	(226)	(1,761)	(9,779)
Accrued salaries and vacation	(176)	814	229
Accrued insurance	311	(178)	915
Other accrued expenses and current and noncurrent liabilities	2,524	210	(1,133)

Net cash provided by operating activities	23,710	8,375	810

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from asset disposition	1,080	-	3
Purchase of franchise restaurants	-	(1,720)	-
Purchase of property	(17,455)	(7,100)	(6,142)
Restricted cash	-	(131)	-

Net cash used in investing activities	(16,375)	(8,951)	(6,139)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	50	-	-
Repurchase of common stock	(78)	(881)	(120)
Excess tax benefits related to exercise / cancellation of stock options	68	-	-
Capital contribution	12,000	-	-
Proceeds from borrowings	9,000	133,850	-
Payment of obligations under capital leases	(1,044)	(601)	(341)
Payments on debt	(8,600)	(4,934)	-
Payment related to termination of interest rate swap agreement	-	(2,280)	-
Repurchase of notes	(21,496)	(105,139)	-
Deferred financing costs	-	(9,238)	-

Net cash (used in) provided by financing activities	(10,100)	10,777	(461)

See notes to consolidated financial statements.			(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	December 31, 2008	December 30, 2009	December 29, 2010

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(2,765)	$10,201	$(5,790)

CASH AND CASH EQUIVALENTS—Beginning of year	3,841	1,076	11,277

CASH AND CASH EQUIVALENTS—End of year	$1,076	$11,277	$5,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION—Cash paid during the year for:
Interest (net of amounts capitalized)	$21,624	$23,552	$33,324

Income taxes paid (refunded), net	$165	$19	$(71)

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Litigation settlement paid by Chicken Acquisition Corp. on behalf of the
Company, treated as a capital contribution	$10,942	$-	$-

Unpaid purchases of property and equipment	$822	$29	$159

In 2009, the Company acquired four restaurants from a franchisee for total consideration of $1.7 million.  The Company’s allocation of the purchase price to the fair value of the acquired assets is as follows: building and leasehold improvements, $1.3 million and equipment, $0.4 million.

See notes to consolidated financial statements.
(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

EPL Intermediate, Inc. (“Intermediate”) and subsidiary (collectively, the “Company”) is a Delaware corporation headquartered in Costa Mesa, California. The Company’s activities are conducted principally through its subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco®. The restaurants, which are located principally in California but also in Arizona, Colorado, Connecticut, Georgia, Illinois, Missouri, Nevada, Oregon, Texas, Utah and Virginia, specialize in flame-grilled chicken in a wide variety of contemporary Mexican-influenced entrees, including specialty chicken burritos, chicken quesadillas, chicken tortilla soup, Pollo Bowls and Pollo Salads. At December 29, 2010, the Company operated 171 (133 in the greater Los Angeles area) and franchised 241 (139 in the greater Los Angeles area) El Pollo Loco restaurants. The Company is a wholly owned subsidiary of El Pollo Loco Holdings, Inc. (“Holdings”). Holdings is an indirect wholly owned subsidiary of Chicken Acquisition Corp. ("CAC"). The Company was acquired by CAC on November 17, 2005 (the “Acquisition”).

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

The Company’s principal liquidity requirements are to service its debt and meet capital expenditure needs. At December 29, 2010, the Company’s total debt was $269.1 million. Assuming the Company does not repurchase any of the outstanding 2014 Notes (as defined below), in May 2011 Intermediate is required to make a mandatory redemption of a portion of its 2014 Notes at an estimated cost of approximately $10.6 million along with the interest payment that will then be due.  The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures will depend on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations,  the Company believes that its cash flows from operations, available cash of $5.5 million at December 29, 2010, available borrowings under the credit facility (which availability was approximately $5.3 million at December 29, 2010), and funds from CAC will be adequate to meet the Company’s liquidity needs for the next 12 months.  Under the covenants governing the Company’s outstanding Notes, EPL is limited on the amount that it can distribute to Intermediate, including amounts that Intermediate could use to fund its debt service. The Company’s results of operations as well as current economic and constrained liquidity conditions could make it more difficult or costly to obtain additional debt financing or to refinance its existing debt when it becomes necessary (assuming such financing is then available to the Company), or could otherwise make alternative sources of liquidity or financing costly or unavailable.

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

On December 26, 2007, CAC made a $3 million capital contribution to EPL through intermediary subsidiaries. On January 25, 2008, CAC made an $8 million capital contribution to the Company. The Company used $7.8 million of these proceeds to repurchase outstanding 14.5% senior discount notes due 2014 (see Note 15) at a price that approximated their accreted net book value. In May 2008, CAC made a $4.0 million capital contribution to the Company that was used for normal operating purposes.  On June 18, 2008 we settled a Mexico Litigation claim.  The settlement payment of $10.7 million plus legal costs was paid by CAC on behalf of EPL.  This payment is accounted for as a capital contribution by CAC to EPL.   CAC may make future capital contributions to the Company but it is not legally obligated to do so.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2009 and 2010, which were 52-week years, ended December 30, 2009 and December 29, 2010, respectively. Fiscal year 2008, which ended December 31, 2008, was a 53-week fiscal year.  The accompanying consolidated balance sheets present the Company’s financial position as of December 30, 2009 and December 29, 2010. The accompanying consolidated statements of operations, stockholder’s equity and cash flows present the years ended December 31, 2008, December 30, 2009 and December 29, 2010.

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

Concentration of risk — The Company maintains all its cash at one commercial bank.  Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits.  Our balances in excess of the FDIC limits are uninsured.

Accounts and Other Receivables - Net —   Accounts and other receivables consist primarily of royalties, advertising and sublease rent and related amounts receivable from franchisees which are due on a monthly basis that may differ from the Company’s month-end dates as well as credit/debit card receivables and a litigated insurance claim of $4.5 million that was collected on February 2, 2010.

Inventories — Inventories consist principally of food, beverages and paper supplies and are valued at the lower of average cost or market.

Property Owned — Net — Property is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and property held under capital leases are amortized over the shorter of their estimated useful lives or the remaining lease terms. For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding the option periods, to determine estimated useful lives; if failure to exercise a renewal option imposes an economic penalty on the Company, such that management determines at the inception of the lease that renewal is reasonably assured, the Company may include the renewal option period in the determination of appropriate estimated useful lives.

The estimated useful service lives are as follows:

Buildings	20 years

Land improvements	3-30 years

Building improvements	3-10 years

Restaurant equipment	3-10 years

Other equipment	2-10 years

Leasehold improvements	Estimated useful life limited by the lease term

The Company capitalizes certain costs in conjunction with site selection that relate to specific sites for planned future restaurants. The Company also capitalizes certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to operations. The Company did not capitalize any internal costs related to site selection and construction activities during the years ended December 31, 2008, December 30, 2009 and December 29, 2010. The Company capitalized $205,000, $35,000 and $9,000, of interest expense during the years ended December 31, 2008, December 30, 2009 and December 29, 2010, respectively.

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

In accordance with Accounting Standards Codification ("ASC") 350 “Intangibles – Goodwill and Other” the Company does not amortize its goodwill and certain intangible assets with an indefinite life, including domestic trademarks. The Company performs its impairment test annually at its fiscal year end, or more frequently if impairment indicators arise.  In fiscal 2008, we recorded a non-cash impairment charge of $24.5 million for goodwill and $17.6 million for domestic trademarks.  In fiscal 2009, we recorded a non-cash full impairment charge of $6.1 million for our franchise network and recorded a non-cash impairment charge of domestic trademarks of $11.3 million.  In fiscal 2010, we recorded a non-cash impairment charge of domestic trademarks of $29.9 million.

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

Impairment of Long-Lived Assets— The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable.  If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value.  As a result of this review, the Company recorded a non-cash impairment charge of approximately $5.3 million for the year ended December 29, 2010 for seven under-performing company-operated restaurants that will continue to be operated.  The Company recorded a non-cash impairment charge of approximately $4.2 million for the year ended December 30, 2009 for five under-performing company-operated restaurants of which three continue to be operated.  The Company recorded a non-cash impairment charge of approximately $1.9 million for the year ended December 31, 2008 for three under-performing company-operated restaurants that continue to be operated. These amounts are included in other operating expenses on the Company’s consolidated statement of operations.

Insurance Reserves — The Company is responsible for workers’ compensation and health insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims both reported and incurred but not reported, based on historical claims experience and other assumptions.  These amounts are included in payroll and benefits and other operating expenses on the Company’s consolidated statement of operations.

Restaurant and Franchise Revenue — Revenues from the operation of company-operated restaurants are recognized as products are delivered to customers. Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, IT support services and rental income for leases and subleases to franchisees. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are reported by the franchisees. Initial franchise and license fees are recognized when all material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Initial franchise fees recognized during the years ended December 31, 2008, December 30, 2009 and December 29, 2010, totaled  $1,184,000, $663,000 and $738,000, respectively. Sales tax collected from the Company’s customers is recorded on a net basis.

Advertising Costs — Production costs for radio and television commercials are initially capitalized and then fully expensed when the commercials are first aired. Advertising expense, which is a component of other operating expenses, was $11,204,000, $10,463,000 and $10,195,000 for the years ended December 31, 2008, December 30, 2009 and December 29, 2010, respectively, and is net of $15,169,000, $14,136,000 and $12,522,000, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $96,000 and $178,000 at December 30, 2009 and December 29, 2010, respectively. Pursuant to the Company’s Franchise Disclosure Document, company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants.  At December 29, 2010, the Company was obligated to spend an additional $132,000 in future periods to comply with this requirement.

Preopening Costs — Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. These amounts are included in other operating expenses on the consolidated statement of operations.

Franchise Area Development Fees — The Company receives area development fees from franchisees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open or in certain circumstances; the fees are applied to satisfy other obligations of the franchisee. Unrecognized area development fees totaled $990,000 and $280,000 at December 30, 2009 and December 29, 2010, respectively, and are included in other accrued expenses and current liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets.

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

Income Taxes — Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial statement purposes and income tax purposes. Deferred income taxes are based on enacted income tax rates in effect when the temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred income tax asset will not be realized.

Comprehensive Loss — For the years ended December 31, 2008, December 30, 2009 and December 29, 2010, there was no difference between the Company’s net loss and comprehensive loss.

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

Fair Value Measurement — The Company’s financial assets and liabilities, which include financial instruments as defined by Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures, to Certain Financial Instruments, include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain accrued expenses, long-term debt and derivatives. The Company believes the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain accrued expenses approximate fair value due to their short term maturities. The recorded values of notes payable approximate fair value, as interest approximates market rates. The recorded value of other notes payable and senior secured notes payable approximates fair value, based on borrowing rates currently available to the Company for loans with similar terms and remaining maturities.

Accounting for Stock Based Compensation — The Company adopted the provisions of ASC 718 “Compensation-Stock Compensation” previously FASB Statement No. 123(R), Share-Based Payment on December 29, 2005, which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The Company adopted ASC 718 using a prospective application, which only applies to new awards and any awards that are modified or canceled subsequent to the date of adoption of ASC 718.

Segment Reporting— The Company develops franchises and operates quick-service restaurants under the name El Pollo Loco, which provide similar products to similar customers. The restaurants possess similar economic characteristics resulting in similar long-term expected financial performance characteristics. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on its methods of internal reporting and management structure, management determined that the Company operates in a single reportable segment.

New Accounting Pronouncements

The following are recent accounting standards adopted or issued that could have an impact on the Company:

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The application of the requirement of this guidance did not have a material effect on the accompanying consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, "Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The application of the requirement of this guidance did not have a material effect on the accompanying consolidated financial statements.

4. SALE AND ACQUISITIONS OF RESTAURANTS

On September 24, 2009, EPL purchased four El Pollo Loco restaurants located in the Atlanta, Georgia area previously owned and operated by an EPL franchisee, Fiesta Brands, Inc., and related assets , and assumed various operating contracts, including the leases, relating to the four purchased restaurants.  EPL continues to operate the four purchased restaurants. EPL also purchased furniture, fixtures and equipment of five other El Pollo Loco restaurants previously operated by Fiesta Brands, Inc. which have been closed. The purchase price of $1.7 million consisted of cash and was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805-10, Business Combinations. The Company’s allocation of the purchase price to the fair value of the acquired assets was as follows: building and leasehold improvements, $1.3 million and equipment, $0.4 million. Results of operations of the Atlanta restaurants are included in the Company’s financial statements beginning as of the acquisition date.  Fiesta Brands, Inc. was an affiliate of the Company’s principal stockholders and certain Company directors.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 30, 2009	December 29, 2010
Prepaid rent	$1,641	$43
Other	3,621	2,008
Total prepaid expenses and other current assets	$5,262	$2,051

6. PROPERTY

The costs and related accumulated depreciation and amortization of major classes of property as of December 30, 2009 and December 29, 2010 are as follows (in thousands):

	December 30, 2009	December 29, 2010
Property owned:
Land	$12,453	$13,186
Buildings and improvements	66,137	65,096
Other property and equipment	35,958	36,505
Construction in progress	2,230	774
	116,778	115,561
Accumulated depreciation and amortization	(39,434)	(48,120)
Property owned—net	$77,344	$67,441
Property held under capital leases	$1,976	$1,976
Accumulated amortization	(1,452)	(1,574)
Property held under capital leases—net	$524	$402

Property held under capital leases consists principally of buildings and improvements. The total depreciation and amortization expense for property for the years ended December 31, 2008, December 30, 2009 and December 29, 2010, was approximately $11,949,000, $10,883,000 and $10,736,000 respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Changes in goodwill consist of the following (in thousands):

	December 30, 2009	December 29, 2010
Beginning balance	$274,417	$274,417
Accumulated impairment charges	(24,493)	(24,493)
Ending balance	$249,924	$249,924

Changes in domestic trademarks consist of the following (in thousands):

	December 30, 2009	December 29, 2010
Beginning balance	$120,700	$120,700
Accumulated impairment charges	(17,600)	(28,912)
Trademark impairment charge recorded during the year	(11,312)	(29,900)
Ending balance	$91,788	$61,888

Other intangible assets subject to amortization consist of the following (in thousands):

	December 30, 2009	December 29, 2010
Favorable leasehold interest - net	$1,900	$1,511

Unfavorable leasehold interest liability—net	$(3,998)	$(3,282)

Due to the downturn in the economy and its effect on expected future cash flows in fiscal 2008, the Company recorded a non-cash impairment charge of goodwill of $24.5 million and recorded a non-cash impairment charge of domestic trademarks of $17.6 million in accordance with the evaluation described below.  Based on the Company’s analysis described below, in fiscal 2009, the Company recorded a non-cash full impairment charge of $6.1 million for our franchise network.  In fiscal 2009 and 2010, the Company recorded a non-cash impairment charge of domestic trademarks of $11.3 million and $29.9 million, respectively.

The evaluation of the carrying amount of other intangible assets with indefinite lives is made annually coinciding with the Company’s fiscal year-end by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then a non-cash impairment charge is recorded to reduce the asset to its estimated fair value.

The impairment evaluation for goodwill is conducted annually coinciding with the Company’s fiscal year-end using a two-step process. In the first step, the fair value of all of the company-operated restaurants, treated as a single reporting unit, is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows or in consideration of recent transactions involving stock sales with independent third parties. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared with the carrying amount of the goodwill and an impairment charge is recorded for the difference.

The assumptions used in the estimate of fair value are generally consistent with the past performance of the Company’s reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

Amortization expense for the franchise network was $457,000, $457,000 and $0 for the years ended December 31, 2008, December 30, 2009 and December 29, 2010, respectively.

Favorable leasehold interest represents the asset in excess of the approximate fair market value of the leases assumed as of November 18, 2005, the date of the Acquisition. The amount is being reduced over the approximate average life of the leases.  This amount is shown as other intangible assets-net on the accompanying consolidated balance sheet.

Unfavorable leasehold interest liability represents the liability in excess of the approximate fair market value of the leases assumed as of November 18, 2005, the date of the Acquisition. The amount is being reduced over the approximate average life of the leases.  This amount is shown as other intangible liabilities-net on the accompanying consolidated balance sheet.

The estimated net amortization credits for the Company’s favorable and unfavorable leasehold interests for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year Ending December
2011	$(290)
2012	(275)
2013	(213)
2014	(227)
2015	(156)
Thereafter	(610)
Total	(1,771)

8. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 30, 2009	December 29, 2010
Deferred financing costs – net	$10,993	$7,948
Other	1,207	1,377
Total other assets	$12,200	$9,325

Amortization expense for deferred financing costs was $1,356,000, $3,480,000 and $3,071,000 for the years ended December 31, 2008, December 30, 2009 and December 29, 2010, respectively.

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

Information regarding the Company’s future lease obligations at December 29, 2010 is as follows (in thousands):

	Capital Leases		Operating Leases
Year Ending December	Minimum Lease Payments	Minimum Sublease Income	Minimum Lease Payments	Minimum Sublease Income
2011	$457	$115	$18,514	$1,814
2012	436	115	17,647	1,512
2013	417	115	15,750	1,147
2014	416	115	13,718	715
2015	320	72	12,065	462
Thereafter	879	104	79,201	766
Total	2,925	$636	$156,895	$6,416
Less imputed interest	(1,162)
Present value of capital lease obligations	1,763
Less current maturities	(205)
Noncurrent portion	$1,558

Net rent expense for the years ended December 31, 2008, December 30, 2009 and December 29, 2010 is as follows (in thousands):

	Years Ended
	December 31, 2008	December 30, 2009	December 29, 2010
Base rent	$18,159	$18,938	$19,429
Contingent rent	683	473	228
Less sublease income	(4,155)	(3,779)	(3,992)
Net rent expense	$14,687	$15,632	$15,665

Base rent and contingent rent are included in other operating expenses, while sublease income is included in franchise revenue in the accompanying consolidated statements of operations. Sublease income includes contingent rental income of $2,071,000, $1,596,000 and $1,383,000 for the years ended December 31, 2008, December 30, 2009 and December 29, 2010, respectively.

In addition to the sublease income described above, the Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under noncancelable leases with initial terms ranging from three to nine years. The lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or gross revenues. Total rental income, included in franchise revenue in the accompanying consolidated statements of operations, for leased property were $360,000, $308,000 and $289,000 for the years ended December 31, 2008, December 30, 2009 and December 29, 2010, respectively.

Minimum future rental income for company-operated properties under noncancelable operating leases, which is recorded on a straight-line basis, in effect as of December 29, 2010 is as follows (in thousands):

Year Ending December 30
2011	$244
2012	244
2013	244
2014	160
2015	130
Thereafter	17
Total future minimum rental income	$1,039

10. SENIOR SECURED NOTES (2009 Notes)

In December 2003, EPL issued notes, consisting of $110.0 million of senior secured notes (the “2009 Notes”) accruing interest at 9.25% per annum due December 2009. In May of 2009, the Company repurchased, at par, the remaining outstanding $250,000 balance of these 2009 Notes.

11. SENIOR SECURED NOTES (2012 Notes)

On May 22, 2009, EPL issued $132,500,000 aggregate principal amount of 11¾% senior secured notes due December 1, 2012 (the “2012 Notes”) in a private placement.  EPL sold the 2012 Notes at an issue price equal to 98.0% of the principal amount, resulting in gross proceeds to EPL of $129.9 million before expenses and fees.  At December 29, 2010, the Company had $131.0 million outstanding in aggregate principal amount of the 2012 Notes. The principal value of the 2012 Notes will increase (representing accretion of original issue discount) from the date of original issuance so that the accreted value of the 2012 Notes will be equal to the full principal amount of $132.5 million at maturity. Interest is payable each year in June and December beginning December 1, 2009. The 2012 Notes are guaranteed by Intermediate and are secured by a second priority lien on substantially all of the Company’s assets, which includes all of the outstanding common stock of EPL.  The 2012 Notes may be redeemed at a premium, at the discretion of EPL, after March 1, 2011, or sooner in connection with certain equity offerings. If EPL undergoes certain changes of control, each holder of the notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount.  The Indenture governing the 2012 Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to incur additional indebtedness, pay dividends or certain restricted payments, make certain investments, sell assets, create liens, merge and enter into certain transactions with its affiliates. As of December 29, 2010, EPL’s fixed charge coverage ratio was 1:01 to 1:00 which does not meet the coverage ratio of 2:00 to 1:00 which EPL must meet in order to incur additional indebtedness (other than indebtedness under the revolving credit facility) and make dividend and other restricted payments in an aggregate amount in excess of approximately $0.8 million. A failure to comply with this ratio affects only EPL's ability to incur additional indebtedness and make certain dividend and other restricted payments, but does not constitute a default under the 2012 notes.

EPL incurred direct finance costs of approximately $9.2 million in connection with this offering and registration of these notes. These costs have been capitalized and are included in other assets in the accompanying consolidated balance sheets, and the related amortization is reflected as a component of interest expense in the accompanying consolidated statement of operations. The Company used the net proceeds from the 2012 Notes to repay certain indebtedness and for general corporate purposes. In December 2009, the Company completed the exchange of these notes for registered, publicly tradable notes that have substantially identical terms of these notes.

12. SENIOR UNSECURED NOTES PAYABLE (2013 Notes)

EPL has outstanding $106.5 million aggregate principal amount of 11¾% senior notes due November 15, 2013 (the “2013 Notes”). Interest is payable in May and November beginning May 15, 2006. The 2013 Notes are unsecured, are guaranteed by Intermediate, and may be redeemed at a premium, at the discretion of the issuer. The indenture contains certain provisions which may prohibit EPL’s ability to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock and make certain dividends and other restricted payments, among other items.  As of December 29, 2010, EPL’s fixed charge coverage ratio and consolidated leverage ratio were 0:92 to 1:00 and 8:34 to 1:00, respectively which do not meet the minimum coverage ratio of 2:00 to 1:00 or maximum leverage ratio of 7:50 to 1:00 which EPL must meet in order to incur additional indebtedness (other than indebtedness under our revolving credit facility) and make dividend and other restricted payments in an aggregate amount in excess of approximately $0.8 million.  A failure to comply with this ratio affects only EPL’s ability to incur additional indebtedness and make certain dividend and other restricted payments, but does not constitute a default under the 2013 Notes.

In October 2006, EPL completed the exchange of the 2013 Notes for registered, publicly tradable notes that have substantially identical terms as the 2013 Notes. The costs incurred in connection with the offering of the 2013 Notes have been capitalized and are included in other assets in the accompanying consolidated balance sheets, and the related amortization is reflected as a component of interest expense in the accompanying consolidated financial statements. The Company used the proceeds from the 2013 Notes to refinance certain indebtedness of the Company.

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

14. REVOLVING CREDIT FACILITY

On May 22, 2009, EPL entered into a credit agreement (the "Credit Facility") with Intermediate as guarantor, Jefferies Finance LLC, as administrative and syndication agent and the various lenders. In October, 2010, the Credit Facility was assigned from Jefferies Finance LLC to GE Capital Financial, Inc.  The terms and conditions of the credit facility remain essentially the same. The Credit Facility provides for a $12.5 million revolving line of credit with borrowings (including obligations in respect of revolving loans and letters of credit) limited at any time to the lesser of (i) $12.5 million or (ii) the Company’s consolidated cash flows for the most recently completed trailing twelve consecutive months and, in no event, shall obligations in respect to letters of credit exceed an amount equal to $10 million. Utilizing the Credit Facility, $7.2 million of letters of credit were issued and outstanding as of December 29, 2010.

The Credit Facility bears interest, payable monthly, at an Alternate Base Rate (as defined in the Credit Facility) or LIBOR, at EPL's option, plus an applicable margin. The applicable margin rate is 5.50% with respect to LIBOR and 4.50% with respect to Alternate Base Rate advances. The Credit Facility is secured by a first priority lien on substantially all of the Company’s assets and is guaranteed by Intermediate. The Credit Facility matures on July 22, 2012.

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) incur additional indebtedness or issue preferred stock; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) make certain restricted payments; (vi) make investments, loans or advances; (vii) make certain acquisitions; (viii) engage in certain transactions with affiliates; (ix) change the Company’s lines of business or fiscal year; and (x) engage in speculative hedging transactions. In addition, the Credit Facility requires the Company to maintain, on a consolidated basis, a minimum level of consolidated cash flows at all times. As of December 29, 2010, the Company was in compliance with all of the financial covenants contained in the Credit Facility and had $5.3 million available for borrowings under the revolving line of credit.

15. PIK NOTES (2014 Notes)

At December 29, 2010, Intermediate had $29.3 million outstanding in aggregate principal amount, along with $0.5 million of an accrued premium discussed below, of the 14½% PIK notes due 2014.  No cash interest accrued on these notes prior to November 15, 2009. Instead, the principal value of these notes increased (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14½% per annum compounded annually, so that the accreted value of these notes on November 15, 2009 was equal to the full principal amount of $29.3 million due at maturity.

Beginning November 15, 2009, cash interest accrued on these notes at an annual rate of 14½% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. The indenture governing these notes restricts Intermediate’s and EPL’s ability to, among other items, incur additional indebtedness, sell assets, engage in transactions with affiliates and issue or sell preferred stock. The indenture governing these notes also limits the ability of Intermediate or EPL to make payments to El Pollo Loco Holdings, Inc., the immediate parent corporation of Intermediate.  As of December 29, 2010, the Company’s fixed charge coverage ratio and consolidated leverage ratio was 0:92 to 1:00 and 8:34 to 1:00, respectively which do not meet the minimum coverage ratio of 2:00 to 1:00 or maximum leverage ratio of 7:50 to 1:00 which the Company must meet in order to incur additional indebtedness (other than indebtedness under the revolving credit facility) and make dividend and other restricted to payments in an aggregate amount in excess of approximately $0.8 million.  A failure to comply with this ratio affects only the Company’s ability to incur additional indebtedness and make certain dividend and other restricted payments and does not constitute a default under the 2014 notes.

These notes are effectively subordinated to all existing and future indebtedness and other liabilities of EPL. These notes are unsecured and are not guaranteed. If any of these notes are outstanding at May 15, 2011, Intermediate is required to redeem for cash a portion of each note then outstanding at 104.5% of the accreted value of such portion of such note, plus accrued and unpaid interest, if any. This payment is currently estimated to be approximately $10.6 million.  Additionally, Intermediate may, at its discretion, redeem for a premium any or all of these notes, subject to certain provisions contained in the indenture governing these notes. As a holding company, the stock of EPL constitutes Intermediate’s only material asset.  Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets.  Intermediate has no material assets or operations; the Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations.  EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 notes (see Note 12) and the 2012 Notes (see Note 11), have restrictions that limit distributions or dividends that may be paid by EPL to Intermediate.  See Note 22 for consolidating financial statements of Intermediate and EPL.

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

16. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 30, 2009	December 29, 2010
Accrued sales and property taxes	$2,852	$2,691

Other	2,387	2,732
Total other accrued expenses and current liabilities	$5,239	$5,423

17. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 30, 2009	December 29, 2010
Deferred rent	$7,311	$7,735

Workers’ compensation reserve	1,816	1,219

Other	1,546	1,652
Total noncurrent liabilities	$10,673	$10,606

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

18. INCOME TAXES

The provision (benefit) for income taxes is based on the following components (in thousands):

	Years Ended
	December 31,	December 30,	December 29,
	2008	2009	2010
Current income taxes:

Federal	$14	$-	$(89)
State	47	78	28
	61	78	(61)
Deferred income taxes:
Federal	(9,182)	12,524	(8,281)
State	(2,929)	3,023	(2,145)
	(12,111)	15,547	(10,426)
Total provision (benefit) for income taxes	$(12,050)	$15,625	$(10,487)

A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to income before provision (benefit) for income taxes is as follows (in thousands):

	Years Ended
	December 31,	December 30,	December 29,
	2008	2009	2010

Provision (benefit) for income taxes at statutory rate	$(18,035)	$(12,821)	$(17,488)
State income taxes-net of federal income tax benefit	(1,851)	(2,015)	(2,573)
Non-deductible goodwill	7,738	-
Valuation allowance	-	30,470	9,371
Other	98	(9)	203
	$(12,050)	$15,625	$(10,487)

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

The Company’s deferred income tax assets and liabilities consist of the following (in thousands):

	December 30,	December 29,
	2009	2010

Capital leases	$671	$660
Accrued vacation	646	756
Accrued legal	4,628	811
Deferred rent	4,033	4,326
Accrued workers' compensation	973	1,065
Enterprise zone and other credits	605	530
State taxes	9	9
Net operating losses	18,135	28,205
Basis difference in fixed assets	-	1,393
Other	6,183	5,118
Total deferred income tax assets	35,883	42,873
Less valuation allowance	(30,470)	(39,841)
Net deferred tax assets	5,413	3,032
Goodwill	(2,607)	(3,600)
Trademark	(36,046)	(23,807)
Prepaid expense	(1,422)	(901)
Basis difference in fixed assets	(2,189)	-
Other	(598)	(1,747)
Total deferred income tax liabilities	(42,862)	(30,055)
Net deferred income tax liability	(37,449)	(27,023)

 The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized.  Due to uncertainties surrounding the realizability of the deferred tax assets, the Company recorded a full valuation allowance against its deferred tax assets during the years ended December 30, 2009 and December 29, 2010.

As of December 29, 2010, the Company has federal and state net operating loss carryforwards of approximately $64 million and $76 million, respectively, which expire beginning in 2025 and 2016, respectively. The Company also has state enterprise zone credits and alternative minimum tax credits of approximately $351,000 and $179,000, respectively, which carryforward indefinitely.

The utilization of net operating loss carryforwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

The net operating loss carryforward includes losses of approximately $0.3 million which are attributable to excess stock option deductions. The benefits related to these net operating losses will be recorded in additional paid-in capital when realized. The Company uses ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

On December 28, 2006, the Company adopted the provision of ASC 740/FIN 48 related to uncertain tax positions, which clarifies the accounting for uncertain tax positions.  ASC740/FIN 48 requires that the Company recognize the impact of a tax position in our financial statement if the position is more likely than not of being sustained upon examination and on the technical merits of the position.  The impact of the adoption of ASC740/FIN 48 was immaterial to the Company’s consolidated financial statements.  At December 29, 2010, the Company has no material unrecognized tax benefits.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at December 26, 2007	$2,098,000
Gross decreases – tax positions in prior period	(1,356,000)
Balance at December 31, 2008	$742,000
Gross decreases – tax positions in prior period	(742,000)
Balance at December 30, 2009	$-
Gross decreases - tax positions in prior period	-
Balance at December 29, 2010	$-

The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

ASC740/FIN 48 requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company’s best estimate of the amount ultimately to be paid. The Company’s policy is to recognize accrued interest related to unrecognized tax benefits and penalties as income tax expense. The Company has no liabilities reserved for uncertain tax positions as of December 29, 2010, consequently no interest or penalties have been accrued by the Company.

The Company is subject to taxation in the U.S. and various state jurisdictions. Tax years prior to 2007 and 2008 for federal and state, respectively, are closed by statute of limitations. However, tax years 2005 and 2006 have net operating losses that may be subject to IRS and state examination.

19. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution immediately vests 100%. The Company’s contributions to the plan for the years ended December 31, 2008, December 30, 2009 and December 29, 2010, were approximately $551,000, $467,000 and $446,000, respectively.

20. STOCK-BASED COMPENSATION

As of December 31, 2008, December 30, 2009 and December 29, 2010, options to purchase 307,556, 289,217 and 186,420 shares, respectively, of common stock of CAC were outstanding. Included in that amount are 58,606 options that are fully vested; the remaining options partially vest upon the Company’s attaining annual financial goals, with the remaining unvested portion vesting on the sixth or seventh anniversary of the grant date, and vest 100% upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC. All options were granted at fair value on the date of grant.

Changes in stock options for the years ended December 31, 2008, December 30, 2009 and December 29, 2010 are as follows:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding—December 26, 2007	304,287		$68.65
Grants (weighted-average fair value of $42.145 per share)	4,449		$109.07
Exercised	(1,180)		$20.60		$107,286
Canceled	-	$
Outstanding—December 31, 2008	307,556		$69.42
Grants (weighted-average fair value of $28.29 per share)	15,573		$68.00
Exercised	(13,911)		$5.97		$881,370
Canceled	(20,001)		$86.43
Outstanding—December 30, 2009	289,217		$71.22
Grants (weighted-average fair value of $20.21 per share)	2,225		$46.00
Exercised	(7,134)		$3.84		$300,777
Canceled	(97,888)		$86.01
Outstanding—December 29, 2010	186,420		$65.73	4.4	$1,011,540
Vested and expected to vest in the future - December 29, 2010	157,918		$65.73	4.4	$1,011,540
Exercisable - December 29, 2010	58,606		$9.74	1.2	$1,011,540

Outstanding stock options at December 29, 2010 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$7.56	24,026	0.3	$7.56	24,026	$7.56
$9.68-$11.77	31,538	1.7	$10.65	31,538	$10.65
$15.48-$20.60	3,042	4.0	$18.51	3,042	$18.51
$46.00	2,225	9.2	$46.00	—	$—
$68.00	13,348	8.7	$68.00	—	$—
$86.43	73,395	5.0	$86.43	—	$—
$108.84-$117.75	38,846	4.7	$111.44	—	$—
	186,420	4.4	$65.73	58,606	$9.74

The intrinsic value is calculated as the difference between the market value as of December 29, 2010 and the exercise price of the options outstanding and options exercisable.

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

For options granted on December 15, 2005 that would have been canceled and replaced with restricted stock upon completion of an initial public offering before November 18, 2007, the Company used variable accounting to recognize expense based on the change in incremental value of the award at each reporting period until November 18, 2007. As the Company did not undertake an initial public offering prior to November 18, 2007, the future compensation expense is calculated based on the intrinsic value of the award as of that date. Compensation expense of $307,000, $162,000 and a net credit of $593,000 were recognized for the years ended December 31, 2008, December 30, 2009 and December 29, 2010, respectively, related to such options. The net credit in compensation expense for the year ended December 29, 2010 is primarily due to a $770,000 credit related to forfeitures on unvested stock options for certain executives who are no longer with the Company. As of December 29, 2010, the total unamortized compensation expense related to these options was approximately $0.2 million, which will be amortized over the remaining vesting period of approximately 2.0 years, or earlier in the event of an initial public offering of our common stock or a change in control.

ASC 718 “Compensation-Stock Compensation”; previously FASB Statement No. 123(R): ASC 718 requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted the provisions of ASC 718 on December 29, 2005 using a prospective application. Under the prospective application, ASC 718 applies to new awards and any awards that are modified or canceled subsequent to the date of adoption of ASC 718. Prior periods are not revised for comparative purposes. Because the Company used the minimum value method for its pro forma disclosures under ASC 718, options granted prior to December 29, 2005 will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or canceled after December 29, 2005.

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

The weighted-average estimated fair value of employee stock options granted during the year ended December 29, 2010 was $20.21 per share using the Black-Scholes model with the following weighted-average assumptions used to value the option grants: Expected volatility of 36%; Expected term life - 7.0 years; Forfeiture rate - 1.22%; Risk-free interest rates - 3.3%; and Expected dividends - 0%.

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

During the years ended December 31, 2008, December 30, 2009 and December 29, 2010, the Company recognized share-based compensation expense before tax of $404,000, $406,000 and $446,000, respectively, related to stock option grants after December 28, 2005. These expenses were included in other operating expenses consistent with the salary expense for the related optionees.

Upon consummation of an initial public offering of at least $50 million or a change in control of CAC, the Company would incur compensation expense related to the immediate vesting of the unvested portion of certain options. The expense will be determined by calculating the unrecognized compensation cost as of the date of the completion of the offering or the change in control.

As of December 29, 2010, there was total unrecognized compensation expense of $1.7 million related to unvested stock options which the Company expects to recognize over a weighted average period of 2.8 years.

In October 2008, the Board of Directors of CAC adopted a Restricted Stock Plan pursuant to which up to an aggregate of 5,000 shares of CAC common stock may be awarded to independent directors as compensation for their services.

In 2010, Mr. Ammerman was awarded 598 shares of CAC restricted stock pursuant to the CAC 2008 Restricted Stock Plan for Independent Directors of which 50% will vest on the first anniversary of the grant date and the remainder will vest on the second anniversary of the grant date. In 2010, Mr. Ammerman was also awarded 1,000 shares of CAC common stock which fully vested on the grant date.

In 2009, Mr. Ammerman was awarded 404 shares of CAC restricted stock pursuant to the CAC 2008 Restricted Stock Plan for Independent Directors. One-half of the shares vested in January, 2010 and the balance vested in January, 2011.

In accordance with these restricted stock grants, compensation expense of $59,750 was recorded during fiscal 2010 and there was not a material expense in fiscal 2009.

21. COMMITMENTS AND CONTINGENCIES

Legal Matters

In April 2007, Dora Santana filed a purported class action in state court in Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. The parties have agreed to settle this matter for approximately $0.9 million and executed a settlement agreement. The Court granted final approval of the settlement in August 2010, and the settlement was funded on October 25, 2010.

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The parties agreed to settle this matter for approximately $1.9 million and executed a settlement agreement. This amount was accrued for in the prior year and is included in the accompanying condensed consolidated balance sheets in accounts payable as of December 29, 2010.  The Court issued an order granting final approval of the settlement on February 16, 2011, and the settlement is expected to be funded on April 29, 2011.

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

For 2010, we recorded an additional $0.7 million in litigation settlement reserves in our financial statements.  As of December 29, 2010, we have $1.9 million accrued in our consolidated balance sheet.

Purchasing Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 and 2012 with an estimated Company obligation totaling $5.1 million.

At December 29, 2010 our total commitment to purchase chicken and steak was approximately $26.6 million and $0.4 million, respectively.

Contingent Lease Obligations

As a result of assigning our interest in obligations under real estate leases in connection with the sale of Company-operated restaurants to some of our franchisees, we are contingently liable on six lease agreements.  These leases have various terms, the latest of which expires in 2015.  As of December 29, 2010, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $1.0 million.  The present value of these potential payments discounted at our estimated pre-tax cost of debt at December 29, 2010 was approximately $0.8 million. Our franchisees are primarily liable on the leases.  We have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the leases.  We believe these cross-default provisions reduce the risk that we will be required to make payments under these leases.  Accordingly, no liability has been recorded on the Company’s books related to this guarantee.

22. FINANCIAL INFORMATION FOR PARENT GUARANTOR AND SUBSIDIARY

The following presents condensed consolidating financial information for the Company, segregating: (1) EPLI, the parent which has unconditionally guaranteed, jointly and severally the 2012 Notes and has pledged its investment in the common stock of EPL as collateral for the 2012 Notes; and (2) EPL, the issuer of the 2012 Notes who also unconditionally guaranteed, jointly and severally the 2012 Notes.  EPL is a wholly owned subsidiary of EPLI.

For the Year Ended December 29, 2010
(in thousands)
					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
ASSETS
Current assets	$13,001	$91,474	$104,475	$(91,396)	$13,079
Property and equipment	67,843	-	67,843	-	67,843
Other assets	322,434	3,170	325,604	(2,956)	322,648
Total assets	403,278	94,644	497,922	(94,352)	403,570

LIABILITIES & EQUITY
Current liabilities	31,855	11,120	42,975	(2,796)	40,179
Non-current liabilities	280,105	19,199	299,304	(238)	299,066
Equity	91,318	64,325	155,643	(91,318)	64,325
Total liabilities & equity	403,278	94,644	497,922	(94,352)	403,570

Revenues	271,205	-	271,205	-	271,205
Operating expenses	283,566	117	283,683	-	283,683
Operating loss	(12,361)	(117)	(12,478)	-	(12,478)
Investment in subsidiary	-	34,588	34,588	(34,588)	-
Interest expense and other	32,714	4,773	37,487	-	37,487
Income tax benefit	(10,487)	-	(10,487)	-	(10,487)
Net loss	(34,588)	(39,478)	(74,066)	34,588	(39,478)

Cash flow provided (used) by operating activities	5,066	(4,256)	810	-	810
Cash flow used in investing activities	(6,139)	-	(6,139)	-	(6,139)
Cash flow provided by (used in) financing activities	(4,716)	4,255	(461)	-	(461)
Net decrease in cash	(5,789)	(1)	(5,790)	-	(5,790)
Cash and equivalents at beginning of year	11,126	151	11,277	-	11,277
Cash and equivalents at end of year	5,337	150	5,487	-	5,487

For the Year Ended December 30, 2009
(in thousands)
					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
ASSETS
Current assets	$28,516	$130,524	$159,040	$(130,830)	$28,210
Property and equipment	77,868	-	77,868	-	77,868
Other assets	355,541	3,342	358,883	(3,071)	355,812
Total assets	461,925	133,866	595,791	(133,901)	461,890

LIABILITIES & EQUITY
Current liabilities	40,132	514	40,646	(3,072)	37,574
Non-current liabilities	291,425	29,342	320,767	(461)	320,306
Equity	130,368	104,010	234,378	(130,368)	104,010
Total liabilities & equity	461,925	133,866	595,791	(133,901)	461,890

Revenues	277,694	-	277,694	-	277,694
Operating expenses	281,641	104	281,745	-	281,745
Operating loss	(3,947)	(104)	(4,051)	-	(4,051)
Investment in subsidiary	-	40,389	40,389	(40,389)	-
Interest expense and other	28,692	3,889	32,581	-	32,581
Income tax expense	7,750	7,875	15,625	-	15,625
Net loss	(40,389)	(52,257)	(92,646)	40,389	(52,257)

Cash flow provided by operating activities	8,374	1	8,375	-	8,375
Cash flow used in investing activities	(8,951)	-	(8,951)	-	(8,951)
Cash flow provided by financing activities	10,777	-	10,777	-	10,777
Net increase in cash	10,200	1	10,201	-	10,201
Cash and equivalents at beginning of year	926	150	1,076	-	1,076
Cash and equivalents at end of year	11,126	151	11,277	-	11,277

For the Year Ended December 31, 2008
(in thousands)
					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
Revenues	$298,930	$-	$298,930	$-	$298,930
Operating expenses	323,902	83	323,985	-	323,985
Operating loss	(24,972)	(83)	(25,055)	-	(25,055)
Investment in subsidiary	-	37,103	37,103	(37,103)	-
Interest expense and other	22,716	3,760	26,476	-	26,476
Income tax benefit	(10,584)	(1,466)	(12,050)	-	(12,050)
Net loss	(37,104)	(39,480)	(76,584)	37,103	(39,481)

Cash flow provided by operating activities	23,693	17	23,710	-	23,710
Cash flow used in investing activities	(16,375)	-	(16,375)	-	(16,375)
Cash flow provided by (used in) financing activities	(10,225)	125	(10,100)	-	(10,100)
Net increase (decrease) in cash	(2,907)	142	(2,765)	-	(2,765)
Cash and equivalents at beginning of year	3,833	8	3,841	-	3,841
Cash and equivalents at end of year	926	150	1,076	-	1,076

23. RELATED PARTY TRANSACTIONS

On November 18, 2005, CAC entered into a Monitoring and Management Services Agreement with Trimaran Fund Management, L.L.C. (“Fund Management”), an affiliate of the majority owner of CAC and of certain directors, which provides for annual fees of $500,000 plus reasonable expenses. This Agreement was amended on December 26, 2007 to add an affiliate of the FS Parties (see Note 2) as a party to the Agreement. Such party shares in the fees payable under the Agreement. During the years ended December 31, 2008, December 30, 2009 and December 29, 2010, $525,000, $588,000 and $613,000, respectively, were paid pursuant to this Agreement. These amounts are included in other operating expenses in the accompanying consolidated statements of operations.

On September 24, 2009, EPL purchased four El Pollo Loco restaurants located in the Atlanta, Georgia area previously owned and operated by an EPL franchisee, Fiesta Brands, Inc., and related assets, and assumed various operating contracts, including the leases, relating to the four purchased restaurants.  EPL continues to operate the four purchased restaurants. EPL also purchased furniture, fixtures and equipment of five other El Pollo Loco restaurants previously operated by Fiesta Brands, Inc. which have been closed. The purchase price of $1.7 million consisted of cash and was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805-10, Business Combinations. The Company’s allocation of the purchase price to the fair value of the acquired assets was as follows: equipment, $0.4 million and building and leasehold improvements, $1.3 million. Results of operations of the Atlanta restaurants are included in the Company’s financial statements beginning as of the acquisition date.  Fiesta Brands, Inc. was an affiliate of the Company’s principal stockholders and certain Company directors.

The Company had receivables from affiliated entities of $308,000 and $43,000 as of December 30, 2009 and December 29, 2010, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of El Pollo Loco, Inc.

Costa Mesa, California

We have audited the accompanying balance sheets of El Pollo Loco, Inc. (the “Company”), a wholly owned subsidiary of EPL Intermediate, Inc., as of December 29, 2010, and December 30, 2009, and the related statements of operations, stockholder’s equity, and cash flows for each of the years ended December 29, 2010, December 30, 2009 and December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2010 and December 30, 2009, and the results of its operations and its cash flows for each of the years ended December 29, 2010, December 30, 2009 and December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 25, 2011

El Pollo Loco, Inc.
Balance Sheets
(Amounts in thousands)

	December 30, 2009	December 29, 2010
Assets
Current Assets:
Cash and cash equivalents	$11,126	$5,337
Restricted cash	131	131
Accounts and other receivables-net	9,607	3,914
Inventories	1,606	1,496
Prepaid expenses and other current assets	5,258	2,045
Deferred income taxes	788	78
Total Current assets	$28,516	$13,001
Property Owned –Net	$77,344	$67,441
Property Held Under Capital Leases—Net	524	402
Goodwill	249,924	249,924
Domestic Trademarks	91,788	61,888
Other Intangible Assets—Net	1,900	1,511
Other Assets	11,929	9,111
Total Assets	$461,925	$403,278
Liabilities and Stockholder’s Equity
Current Liabilities:
Current portion of obligations under capital leases	$341	$205
Accounts payable	20,607	11,316
Accrued salaries	4,289	4,535
Accrued vacation	2,010	1,993
Accrued insurance	1,545	2,460
Accrued income taxes payable	15	24
Accrued interest	2,942	2,788
Accrued advertising	96	179
Other accrued expenses and current liabilities	8,287	8,355
Total current liabilities	$40,132	$31,855
Noncurrent Liabilities:
Senior secured notes (2012 Notes)	$130,407	$131,042
Senior unsecured notes payable (2013 Notes)	106,347	106,515
Obligations under capital leases—less current portion	1,763	1,558
Deferred income taxes	38,237	27,101
Other intangible liabilities – net	3,998	3,282
Other noncurrent liabilities	10,673	10,607
Total noncurrent liabilities	$291,425	$280,105
Commitments and contingencies:
Stockholder’s equity:
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding	–	–
Additional paid-in-capital	206,739	206,532
Accumulated deficit	(76,371)	(115,214)
Total stockholder’s equity	130,368	91,318
Total liabilities and stockholder’s equity	$461,925	$403,278

See notes to financial statements.

El Pollo Loco, Inc.
Statements of Operations
(Amounts in thousands)

	Years Ended
	December 31, 2008	December 30, 2009	December 29, 2010
Operating revenue:
Restaurant revenue	$278,343	$258,904	$253,224
Franchise revenue	20,587	18,790	17,981
Total operating revenue	$298,930	$277,694	$271,205
Operating Expenses:
Product cost	$89,442	$83,391	$78,995
Payroll and benefits	73,139	68,806	69,024
Depreciation and amortization	13,007	11,359	10,748
Other operating expenses	106,221	100,655	94,899
Impairment of intangible assets	42,093	17,430	29,900
Total operating expenses	$323,902	$281,641	$283,566
Operating loss	$(24,972)	$(3,947)	$(12,361)
Interest expense, Net of interest income
of $260, $9 and $45 for the years ended
December 31, 2008, December 30, 2009
and December 29, 2010, respectively	22,430	28,701	32,714
Other expense	2,043	443	-
Other income	(1,757)	(452)	-
Loss before provision (benefit) for income taxes	(47,688)	(32,639)	(45,075)
Provision (benefit) for income taxes	(10,584)	7,750	(10,487)
Net loss	$(37,104)	$(40,389)	$(34,588)

See notes to financial statements.

El Pollo Loco, Inc.
Statement of Stockholder's Equity
(Amounts in thousands, except per share data)

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 26, 2007	100	–	$191,302	$1,122	$192,424

Stock-based compensation			768		768
Tax benefit from exercise / cancellation of stock options			68		68
Repurchase of common stock			(78)		(78)
Proceeds from issuance of common stock			50		50
Capital contribution			14,942		14,942
Net loss		–	–	(37,104)	(37,104)

Balance, December 31, 2008	100	–	$207,052	$(35,982)	$171,070

Stock-based compensation			568		568
Repurchase of common stock			(881)		(881)
Net loss		–	–	(40,389)	(40,389)

Balance, December 30, 2009	100	–	$206,739	$(76,371)	$130,368

Stock-based compensation			(87)		(87)
Repurchase of common stock			(120)		(120)
Dividends paid				(4,255)	(4,255)
Net loss			–	(34,588)	(34,588)

Balance, December 29, 2010	100	–	$206,532	$(115,214)	$91,318

See notes to financial statements.

El Pollo Loco, Inc.
Statements of Cash Flows
(Amounts in thousands)

	Years Ended
	December 31, 2008	December 30, 2009	December 29, 2010
Cash Flows From Operating Activities:
Net loss	$(37,104)	$(40,389)	$(34,588)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,007	11,359	10,748
Stock-based compensation expense (credit)	768	568	(87)
Interest accretion	250	726	803
(Gain) loss on disposal of assets	(538)	174	296
Gain on repurchase of bonds	(1,755)	(452)	–
Asset impairment	1,919	4,156	5,262
Closed store reserve	–	–	1,187
Impairment of intangible assets	42,093	17,430	29,900
Amortization of deferred financing costs	1,298	3,424	3,015
Amortization of favorable / unfavorable leases	(172)	(203)	(327)
Deferred income taxes	(10,645)	7,672	(10,426)
Excess tax benefits related to exercise / cancellation of stock options	(68)	–	–
Litigation settlements-net	10,942	6,220	358
Change in fair value of interest rate swap	2,049	443	–
Changes in operating assets and liabilities:
Accounts and other receivables—net	(841)	(635)	5,693
Inventories	22	150	110
Prepaid expenses and other current assets	(960)	(623)	3,213
Income taxes receivable / payable	(145)	59	9
Other assets	1,240	(214)	(209)
Accounts payable	(173)	(1,757)	(9,779)
Accrued salaries and vacation	(176)	814	229
Accrued insurance	311	(178)	915
Other accrued expenses and current and noncurrent liabilities	2,371	(370)	(1,256)
Net cash provided by operating activities	$23,693	$8,374	$5,066
Cash Flows From Investing Activities:
Proceeds from asset disposition	$1,080	$–	$3
Purchase of franchise restaurants	–	(1,720)	–
Purchase of property	(17,455)	(7,100)	(6,142)
Restricted cash	–	(131)	–
Net cash used in investing activities	$(16,375)	$(8,951)	$(6,139)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	$50	$–	$–
Repurchase of common stock	(78)	(881)	(120)
Excess tax benefits related to exercise / cancellation of stock options	68	–	–
Capital contribution	4,000	–	–
Proceeds from borrowings	9,000	133,850	–
Payment of obligations under capital leases	(1,044)	(601)	(341)
Payments on debt	(8,600)	(4,934)	–
Dividends paid	–	–	(4,255)
Payment related to termination of interest rate swap agreement	–	(2,280)	–
Repurchase of notes	(13,621)	(105,139)	–
Deferred financing costs	–	(9,238)	–
Net cash (used in) provided by financing activities	$(10,225)	$10,777	$(4,716)
Increase (Decrease) in Cash and Cash Equivalents	$(2,907)	$10,200	$(5,789)

Cash and Cash Equivalents - Beginning of year	3,833	926	11,126

Cash and Cash Equivalents - End of year	$926	$11,126	$5,337

Supplemental Disclosure of Cash Flow Information - Cash paid during the year for:
Interest (net of amounts capitalized)	$21,624	$23,552	$29,069
Income taxes paid (refunded), net	$165	$19	$(71)
Supplemental Schedule of Non-Cash Activities:
Litigation settlement paid by Chicken Acquisition Corp. on behalf of the Company, treated as a capital contribution	$10,942	$–	$–
Unpaid purchases of property and equipment	$822	$29	$159

See notes to financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

El Pollo Loco, Inc. (“EPL” or the "Company") is a Delaware corporation headquartered in Costa Mesa, California. The Company’s activities are primarily developing, franchising, licensing and operating quick-service restaurants under the name El Pollo Loco®. The restaurants, which are located principally in California but also in Arizona, Colorado, Connecticut, Georgia, Illinois, Missouri, Nevada, Oregon, Texas, Utah and Virginia, specialize in flame-grilled chicken in a wide variety of contemporary Mexican-influenced entrees, including specialty chicken burritos, chicken quesadillas, chicken tortilla soup, Pollo Bowls and Pollo Salads. At December 29, 2010, the Company operated 171 (133 in the greater Los Angeles area) and franchised 241 (139 in the greater Los Angeles area) El Pollo Loco restaurants. The Company is a wholly owned subsidiary of EPL Intermediate, Inc. (“Intermediate”), which is a wholly owned subsidiary of El Pollo Loco Holdings, Inc. (“Holdings”). Holdings is an indirect wholly owned subsidiary of Chicken Acquisition Corp. ("CAC"). EPL Intermediate, Inc. was acquired by CAC on November 17, 2005 (the “Acquisition”).

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

The Company’s principal liquidity requirements are to service its debt and meet capital expenditure needs. At December 29, 2010, the Company’s total debt was $239.3 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures will depend on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations,  the Company believes that its cash flows from operations, available cash of $5.3 million at December 29, 2010, and available borrowings under the credit facility (which availability was approximately $5.3 million at December 29, 2010), will be adequate to meet the Company’s liquidity needs for the next 12 months. The Company’s results of operations as well as current economic and constrained liquidity conditions could make it more difficult or costly to obtain additional debt financing or to refinance its existing debt when it becomes necessary (assuming such financing is then available to the Company), or could otherwise make alternative sources of liquidity or financing costly or unavailable.

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

On December 26, 2007, CAC made a $3 million capital contribution to EPL through intermediary subsidiaries. On January 25, 2008, CAC made an $8 million capital contribution to Intermediate. Intermediate used $7.8 million of these proceeds to repurchase outstanding 14.5% PIK senior discount notes on Intermediate’s books at a price that approximated their accreted net book value. In May 2008, CAC made a $4.0 million capital contribution to EPL that was used for normal operating purposes.  On June 18, 2008, we settled a Mexico Litigation claim.  The settlement payment of $10.7 million was paid by CAC on behalf of EPL.  This payment is accounted for as a capital contribution by CAC to EPL.  CAC may make future capital contributions to the Company but it is not legally obligated to do so.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2009 and 2010, which were 52-week years, ended December 30, 2009 and December 29, 2010, respectively. Fiscal year 2008, which ended December 31, 2008, was a 53-week fiscal year.  The accompanying consolidated balance sheets present the Company’s financial position as of December 30, 2009 and December 29, 2010. The accompanying consolidated statements of operations, stockholder’s equity and cash flows present the years ended December 31, 2008, December 30, 2009 and December 29, 2010.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted cash — The Company’s restricted cash represents cash collateral to one commercial bank for company credit cards.

Concentration of risk — The Company maintains all its cash at one commercial bank.  Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits.  Our balances in excess of the FDIC limits are uninsured.

Accounts and Other Receivables - Net —   Accounts and other receivables consist primarily of royalties, advertising and sublease rent and related amounts receivable from franchisees which are due on a monthly basis that may differ from the Company’s month-end dates as well as credit/debit card receivables and a litigated insurance claim of $4.5 million that was collected on February 2, 2010.

Inventories — Inventories consist principally of food, beverages and paper supplies and are valued at the lower of average cost or market.

Property Owned - Net — Property is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and property held under capital leases are amortized over the shorter of their estimated useful lives or the remaining lease terms. For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding the option periods, to determine estimated useful lives; if failure to exercise a renewal option imposes an economic penalty on the Company, such that management determines at the inception of the lease that renewal is reasonably assured, the Company may include the renewal option period in the determination of appropriate estimated useful lives.

The estimated useful service lives are as follows:

Buildings	20 years

Land improvements	3-30 years

Building improvements	3-10 years

Restaurant equipment	3-10 years

Other equipment	2-10 years

Leasehold improvements	Estimated useful life limited by the lease term

The Company capitalizes certain costs in conjunction with site selection that relate to specific sites for planned future restaurants. The Company also capitalizes certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to operations. The Company did not capitalize any internal costs related to site selection and construction activities during the years ended December 31, 2008, December 30, 2009 and December 29, 2010, respectively. The Company also capitalized $205,000, $35,000 and $9,000, of interest expense during the years ended December 31, 2008, December 30, 2009 and December 29, 2010, respectively.

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

In accordance with ASC 350 “Intangibles—Goodwill and Other”, previously SFAS 142, Goodwill and Other Intangible Assets (”FAS 142”), we do not amortize goodwill and certain intangible assets with an indefinite life, including domestic trademarks. Goodwill is subject to periodic evaluation for impairment when circumstances warrant, or at least once per year. Our impairment evaluation for goodwill is conducted annually coinciding with our fiscal year end.  If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then a non-cash impairment charge is recorded to reduce the asset to its estimated fair value. Based on the Company’s analysis described below, in fiscal 2010, we recorded a non-cash impairment charge of domestic trademarks of $29.9 million.  In fiscal 2009, we recorded a non-cash full impairment charge of $6.1 million for our franchise network and recorded a non-cash impairment charge of domestic trademarks of $11.3 million.   In fiscal 2008, we recorded a non-cash impairment charge of goodwill of $24.5 million and recorded a non-cash impairment charge of domestic trademarks of $17.6 million.

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

Impairment of Long-Lived Assets— The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable.  If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value.  As a result of this review, the Company recorded a non-cash impairment charge of approximately $5.3 million for the year ended December 29, 2010 for seven under-performing company-operated restaurants that will continue to be operated.  The Company recorded a non-cash impairment charge of approximately $4.2 million for the year ended December 30, 2009 for five under-performing company-operated restaurants of which three continue to be operated.  The Company recorded a non-cash impairment charge of approximately $1.9 million for the year ended December 31, 2008 for three under-performing company-operated restaurants that continue to be operated. These amounts are included in other operating expenses on our consolidated statement of operations.

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

Restaurant and Franchise Revenue — Revenues from the operation of company-operated restaurants are recognized as products are delivered to customers. Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, IT support services and rental income for leases and subleases to franchisees. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are reported by the franchisees. Initial franchise and license fees are recognized when all material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Initial franchise fees recognized during the years ended December 31, 2008, December 30, 2009 and December 29, 2010, totaled $1,184,000, $663,000 and $738,000, respectively. Sales tax collected from our customers is recorded on a net basis.

Advertising Costs — Production costs for radio and television commercials are initially capitalized and then fully expensed when the commercials are first aired. Advertising expense, which is a component of other operating expenses, was $11,204,000, $10,463,000 and $10,195,000 for the years ended December 31, 2008, December 30, 2009 and December 29, 2010, respectively, and is net of $15,169,000, $14,136,000 and $12,522,000, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $96,000 and $178,000 at December 30, 2009 and December 29, 2010, respectively. Pursuant to the Company’s Franchise Disclosure Document, our company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants.  At December 29, 2010, the Company was obligated to spend an additional $132,000 in future periods to comply with this requirement.

Preopening Costs — Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. These amounts are included in other operating expenses on our consolidated statement of operations.

Franchise Area Development Fees — The Company receives area development fees from franchisees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open or in certain circumstances, the fees are applied to satisfy other obligations of the franchisee. Unrecognized area development fees totaled $990,000 and $280,000 at December 30, 2009 and December 29, 2010, respectively, and are included in other accrued expenses and current liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets.

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

Income Taxes — Deferred income taxes are provided for temporary differences between the bases of assets and liabilities for financial statement purposes and income tax purposes. Deferred income taxes are based on enacted income tax rates in effect when the temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred income tax asset will not be realized.

Comprehensive Loss — For the years ended December 31, 2008, December 30, 2009 and December 29, 2010, there was no difference between the Company’s net loss and comprehensive loss.

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

Fair Value Measurement — The Company’s financial assets and liabilities, which include financial instruments as defined by Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures, to Certain Financial Instruments, include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain accrued expenses, long-term debt and derivatives. The Company believes the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain accrued expenses approximate fair value due to their short term maturities. The recorded values of notes payable approximate fair value, as interest approximates market rates. The recorded value of other notes payable and senior secured notes payable approximates fair value, based on borrowing rates currently available to the Company for loans with similar terms and remaining maturities.

Accounting for Stock Based Compensation — The Company adopted the provisions of ASC 718 “Compensation-Stock Compensation”; previously Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment on December 29, 2005, which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The Company adopted ASC 718 using a prospective application, which only applies to new awards and any awards that are modified or canceled subsequent to the date of adoption of ASC 718.

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

New Accounting Pronouncements
The following are recent accounting standards adopted or issued that could have an impact on our Company:

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The application of the requirement of this guidance did not have a material effect on the accompanying consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, "Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The application of the requirement of this guidance did not have a material effect on the accompanying consolidated financial statements.

4. SALE AND ACQUISITIONS OF RESTAURANTS

On September 24, 2009, EPL purchased four El Pollo Loco restaurants located in the Atlanta, Georgia area previously owned and operated by an EPL franchisee, Fiesta Brands, Inc., and related assets , and assumed various operating contracts, including the leases, relating to the four purchased restaurants.  EPL will continue to operate the four purchased restaurants. EPL also purchased furniture, fixtures and equipment of five other El Pollo Loco restaurants previously operated by Fiesta Brands, Inc. which have been closed. The purchase price of $1.7 million consisted of cash and was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805-10, Business Combinations. The Company’s allocation of the purchase price to the fair value of the acquired assets was as follows: building and leasehold improvements, $1.3 million and equipment,$0.4 million. Results of operations of the Atlanta restaurants are included in the Company’s financial statements beginning as of the acquisition date.  Fiesta Brands, Inc. was an affiliate of the Company’s principal stockholders and certain Company directors.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 30, 2009	December 29, 2010
Prepaid rent	$1,641	$43
Other	3,617	2,002
Total prepaid and other current assets	$5,258	$2,045

6. PROPERTY

The costs and related accumulated depreciation and amortization of major classes of property as of December 30, 2009 and December 29, 2010 are as follows (in thousands):

	December 30, 2009	December 29, 2010
Property owned:
Land	$12,453	$13,186
Buildings and improvements	66,137	65,096
Other property and equipment	35,958	36,505
Construction in progress	2,230	774
Total gross property owned	116,778	115,561
Accumulated depreciation and amortization	(39,434)	(48,120)
Property owned—net	$77,344	$67,441
Property held under capital leases	$1,976	$1,976
Accumulated amortization	(1,452)	(1,574)
Property held under capital leases—net	$524	$402

Property held under capital leases consists principally of buildings and improvements. The total depreciation and amortization expense for property for the years ended December 31, 2008, December 30, 2009 and December 29, 2010, was approximately $11,949,000, $10,883,000 and $10,736,000 respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Changes in goodwill consist of the following (in thousands):

	December 30, 2009	December 29, 2010
Beginning balance	$274,417	$274,417
Accumulated impairment charges	(24,493)	(24,493)
Ending balance	$249,924	$249,924

Changes in domestic trademarks consist of the following (in thousands):

	December 30, 2009	December 29, 2010
Beginning balance	$120,700	$120,700
Accumulated impairment charges	(17,600)	(28,912)
Trademark impairment charge recorded during the year	(11,312)	(29,900)
Ending balance	$91,788	$61,888

Other intangible assets subject to amortization consist of the following (in thousands):

	December 30, 2009	December 29, 2010
OFavorable leasehold interest—net	$1,900	$1,511
Unfavorable leasehold interest liability—net	$(3,998)	$(3,282)

Due to the downturn in the economy and its effect on expected future cash flows in fiscal 2008, the Company recorded a non-cash impairment charge of goodwill of $24.5 million and recorded a non-cash impairment charge of domestic trademarks of $17.6 million in accordance with the evaluation described below.  Based on the Company’s analysis described below, in fiscal 2009, the Company recorded a non-cash full impairment charge of $6.1 million for our franchise network.  In fiscal 2009 and 2010, the Company recorded a non-cash impairment charge of domestic trademarks of $11.3 million and $29.9 million, respectively.

The evaluation of the carrying amount of other intangible assets with indefinite lives is made annually coinciding with the Company's fiscal year-end by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then a non-cash impairment charge is recorded to reduce the asset to its estimated fair value.

The impairment evaluation for goodwill is conducted annually coinciding with the Company’s fiscal year-end using a two-step process. In the first step, the fair value of the company-operated restaurants, treated as a single reporting unit, is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows or in consideration of recent transactions involving stock sales with independent third parties. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared with the carrying amount of the goodwill and an impairment charge is recorded for the difference.

The assumptions used in the estimate of fair value are generally consistent with the past performance of the Company’s reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

Amortization expense for the franchise network was $457,000, $457,000 and $0 for the years ended December 31, 2008, December 30, 2009 and December 29, 2010, respectively.

Favorable leasehold interest represents the asset in excess of the approximate fair market value of the leases assumed as of November 18, 2005, the date of the Acquisition. The amount is being reduced over the approximate average life of the leases. This amount is shown as other intangible assets-net on the accompanying consolidated balance sheet.

Unfavorable leasehold interest liability represents the liability in excess of the approximate fair market value of the leases assumed as of November 18, 2005, the date of the Acquisition. The amount is being reduced over the approximate average life of the leases.  This amount is shown as other intangible liabilities-net on the accompanying consolidated balance sheet.

The estimated net amortization credits for the Company’s favorable and unfavorable leasehold interests for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year Ending December
2011	$(290)
2012	(275)
2013	(213)
2014	(227)
2015	(156)
Thereafter	(610)
Total	(1,771)

8. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 30, 2009	December 29, 2010
Deferred financing costs – net	$10,723	$7,734
Other	1,206	1,377
Total other assets	$11,929	$9,111

Amortization expense for deferred financing costs was $1,299,000, $3,424,000 and $3,015,000 for the years ended December 31, 2008, December 30, 2009 and December 29, 2010, respectively.

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

Information regarding the Company’s future lease obligations at December 29, 2010 is as follows (in thousands):

	Capital Leases		Operating Leases
Year Ending December	Minimum Lease Payments	Minimum Sublease Income	Minimum Lease Payments	Minimum Sublease Income
2011	$457	$115	$18,514	$1,814
2012	436	115	17,647	1,512
2013	417	115	15,750	1,147
2014	416	115	13,718	715
2015	320	72	12,065	462
Thereafter	879	104	79,201	766
Total	$2,925	$636	$156,895	$6,416
Less imputed interest	(1,162)
Present value of capital lease obligations	1,763
Less current maturities	(205)
Noncurrent portion	$1,558

Net rent expense for the years ended December 31, 2008, December 30, 2009 and December 29, 2010 is as follows (in thousands):

	Years Ended
	December 30, 2008	December 30, 2009	December 29, 2010
Base rent	$18,159	$18,938	$19,429
Contingent rent	683	473	228
Less sublease income	(4,155)	(3,779)	(3,992)
Net rent expense	$14,687	$15,632	$15,665

Base rent and contingent rent are included in other operating expenses, while sublease income is included in franchise revenue in the accompanying consolidated statements of operations. Sublease income includes contingent rental income of $2,071,000, $1,596,000 and $1,383,000 for the years ended December 31, 2008, December 30, 2009 and December 29, 2010, respectively.

In addition to the sublease income described above, the Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under noncancelable leases with initial terms ranging from three to nine years. The lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or gross revenues. Total rental income, included in franchise revenue in the accompanying consolidated statements of operations, for leased property were $360,000, $308,000 and $289,000 for the years ended December 31, 2008, December 30, 2009 and December 29, 2010, respectively.

Minimum future rental income for company-owned properties under noncancelable operating leases, which is recorded on a straight-line basis, in effect as of December 29, 2010 is as follows (in thousands):

Year Ending December
2011	$244
2012	244
2013	244
2014	160
2015	130
Thereafter	17
Total future minimum rental income	$1,039

10. SENIOR SECURED NOTES (2009 Notes)

In December 2003, EPL issued notes, consisting of $110.0 million of senior secured notes (the “2009 Notes”) accruing interest at 9.25% per annum due December 2009. In May of 2009, the Company repurchased, at par, the remaining outstanding $250,000 balance of these 2009 Notes.

11. SENIOR SECURED NOTES (2012 Notes)

On May 22, 2009, EPL issued $132,500,000 aggregate principal amount of 11¾% senior secured notes due December 1, 2012 (the “2012 Notes”) in a private placement.  EPL sold the 2012 Notes at an issue price equal to 98.0% of the principal amount, resulting in gross proceeds to EPL of $129.9 million, before expenses and fees.  At December 29, 2010, the Company had $131.0 million outstanding in aggregate principal amount of the 2012 Notes. The principal value of the 2012 Notes will increase (representing accretion of original issue discount) from the date of original issuance so that the accreted value of the 2012 Notes will be equal to the full principal amount of $132.5 million at maturity. Interest is payable each year in June and December beginning December 1, 2009. The 2012 Notes are guaranteed by Intermediate and are secured by a second priority lien on substantially all of the Company’s assets, which includes all of the outstanding common stock of EPL.  The 2012 Notes may be redeemed at a premium, at the discretion of EPL, after March 1, 2011, or sooner in connection with certain equity offerings. If EPL undergoes certain changes of control, each holder of the notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount.  The Indenture governing the 2012 Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to incur additional indebtedness, pay dividends or certain restricted payments, make certain investments, sell assets, create liens, merge and enter into certain transactions with its affiliates. As of December 29, 2010, EPL’s fixed charge coverage ratio was 1:01 to 1:00 which does not meet the coverage ratio of 2:00 to 1:00 which EPL must meet in order to incur additional indebtedness (other than indebtedness under the revolving credit facility) and make dividend and other restricted payments in an aggregate amount in excess of approximately $0.8 million. A failure to comply with this ratio affects only EPL's ability to incur additional indebtedness and make certain dividend and other restricted payments, but does not constitute a default under the 2012 notes.

EPL incurred direct finance costs of approximately $9.2 million in connection with this offering and registration of these notes. These costs have been capitalized and are included in other assets in the accompanying consolidated balance sheets, and the related amortization is reflected as a component of interest expense in the accompanying consolidated statement of operations. The Company used the net proceeds from the 2012 Notes to repay certain indebtedness and for general corporate purposes.  In December 2009, the Company completed the exchange of these notes for registered, publicly tradable notes that have substantially identical terms of these notes.

12. SENIOR UNSECURED NOTES PAYABLE (2013 Notes)

EPL has outstanding $106.5 million aggregate principal amount of 11¾% senior notes due November 15, 2013 (the “2013 Notes”). Interest is payable in May and November beginning May 15, 2006. The 2013 Notes are unsecured, are guaranteed by Intermediate, and may be redeemed at a premium, at the discretion of the issuer. The indenture contains certain provisions which may prohibit EPL’s ability to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock and make certain dividends and other restricted payments, among other items.  As of December 29, 2010, EPL’s fixed charge coverage ratio and consolidated leverage ratio were 0:92 to 1:00 and 8:34 to 1:00, respectively which do not meet the minimum coverage ratio of 2:00 to 1:00 or maximum leverage ratio of 7:50 to 1:00 which EPL must meet in order to incur additional indebtedness (other than indebtedness under the revolving credit facility) and make dividend and other restricted payments in an aggregate amount in excess of approximately $0.8 million.  A failure to comply with this ratio affects only EPL’s ability to incur additional indebtedness and make certain dividend and other restricted payments, but does not constitute a default under the 2013 Notes.

In October 2006, EPL completed the exchange of the 2013 Notes for registered, publicly tradable notes that have substantially identical terms as the 2013 Notes. The costs incurred in connection with the offering of the 2013 Notes have been capitalized and are included in other assets in the accompanying consolidated balance sheets, and the related amortization is reflected as a component of interest expense in the accompanying consolidated financial statements. The Company used the proceeds from the 2013 Notes to refinance certain indebtedness of the Company.

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

14. REVOLVING CREDIT FACILITY

On May 22, 2009, EPL entered into a credit agreement (the "Credit Facility") with Intermediate as guarantor, Jefferies Finance LLC, as administrative and syndication agent and the various lenders. In October, 2010, the Credit Facility was assigned from Jefferies Finance LLC to GE Capital Financial, Inc.  The terms and conditions of the credit facility remain essentially the same. The Credit Facility provides for a $12.5 million revolving line of credit with borrowings (including obligations in respect of revolving loans and letters of credit) limited at any time to the lesser of (i) $12.5 million or (ii) the Company’s consolidated cash flows for the most recently completed trailing twelve consecutive months and, in no event, shall obligations in respect to letters of credit exceed an amount equal to $10 million. Utilizing the Credit Facility, $7.2 million of letters of credit were issued and outstanding as of December 29, 2010.

The Credit Facility bears interest, payable monthly, at an Alternate Base Rate (as defined in the Credit Facility) or LIBOR, at EPL's option, plus an applicable margin. The applicable margin rate is 5.50% with respect to LIBOR and 4.50% with respect to Alternate Base Rate advances. The Credit Facility is secured by a first priority lien on substantially all of the Company’s assets and is guaranteed by Intermediate. The Credit Facility matures on July 22, 2012.

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) incur additional indebtedness or issue preferred stock; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) make certain restricted payments; (vi) make investments, loans or advances; (vii) make certain acquisitions; (viii) engage in certain transactions with affiliates; (ix) change the Company’s lines of business or fiscal year; and (x) engage in speculative hedging transactions. In addition, the Credit Facility requires the Company to maintain, on a consolidated basis, a minimum level of consolidated cash flows at all times. As of December 29, 2010, the Company was in compliance with all of the financial covenants contained in the Credit Facility and had $5.3 million available for borrowings under the revolving line of credit.

15. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 30, 2009	December 29, 2010
Accrued sales and property taxes	$2,852	$2,692
Other	5,435	5,663
Total accrued expenses and current liabilities	$8,287	$8,355

16. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 30, 2009	December 29, 2010
Deferred rent	$7,311	$7,735
Workers’ compensation reserve	1,816	1,219
Other	1,546	1,653
Total other noncurrent liabilities	$10,673	$10,607

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

17. INCOME TAXES

The provision (benefit) for income taxes is based on the following components (in thousands):

	Years Ended
	December 31,	December 30,	December 29,
	2008	2009	2010
Current income taxes:

Federal	$22	$-	$(89)
State	47	78	28
	69	78	(61)
Deferred income taxes:
Federal	(7,897)	6,707	(8,281)
State	(2,756)	965	(2,145)
	(10,653)	7,672	(10,426)
Total provision (benefit) for income taxes	$(10,584)	$7,750	$(10,487)

A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to income before provision (benefit) for income taxes is as follows (in thousands):

	Years Ended
	December 31,	December 30,	December 29,
	2008	2009	2010

Provision (benefit) for income taxes at statutory rate	$(16,691)	$(11,424)	$(15,776)
State income taxes-net of federal income tax benefit	(1,739)	(1,811)	(2,328)
Non-deductible goodwill	7,738	-	-
Valuation allowance	-	21,035	7,443
Other	108	(50)	174
	$(10,584)	$7,750	$(10,487)

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

The Company’s deferred income tax assets and liabilities consist of the following (in thousands):

	December 30,	December 29,
	2009	2010

Capital leases	$671	$660
Accrued vacation	646	756
Accrued legal	4,628	811
Deferred rent	4,033	4,326
Accrued workers' compensation	973	1,065
Enterprise zone and other credits	605	530
State taxes	9	9
Net operating losses	7,893	15,919
Basis difference in fixed assets	-	1,393
Other	6,990	5,118
Total deferred income tax assets	26,448	30,587
Less: valuation allowance	(21,035)	(28,478)
Net deferred tax assets	5,413	2,109
Goodwill	(2,607)	(3,600)
Trademark	(36,046)	(23,807)
Prepaid expense	(1,422)	(901)
Basis difference in fixed assets	(2,189)	-
Other	(598)	(824)
Total deferred income tax liabilities	(42,862)	(29,132)
Net deferred income tax liability	(37,449)	(27,023)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized.  Due to uncertainties surrounding the realizability of the deferred tax assets, the Company recorded a full valuation allowance against its deferred tax assets during the fiscal years ended December 30, 2009 and December 29, 2010.

As of December 29, 2010, the Company has federal and state net operating loss carryforwards of approximately $36 million and $42 million, respectively, which expire beginning in 2025 and 2016, respectively. The Company also has state enterprise zone credits and alternative minimum tax credits of approximately $351,000 and $179,000, respectively, which carryforward indefinitely.

The utilization of net operating loss carryforwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

The net operating loss carryforward includes losses of approximately $0.3 million which are attributable to excess stock option deductions. The benefits related to these net operating losses will be recorded in additional paid-in capital when realized. The Company uses ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

On December 28, 2006, the Company adopted the provisions of ASC 740/FIN 48, related to uncertain tax positions, which clarifies the accounting for uncertain tax positions.  ASC740/FIN 48 requires that the Company recognize the impact of a tax position in our financial statement if the position is more likely than not of being sustained upon examination and on the technical merits of the position.  The impact of the adoption of ASC740/FIN 48 was immaterial to the Company’s consolidated financial statements.  At December 29, 2010, the Company has no material unrecognized tax benefits.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at December 26, 2007	$2,098,000
Gross decreases – tax positions in prior period	(1,356,000)
Balance at December 31, 2008	$742,000
Gross decreases – tax positions in prior period	(742,000)
Balance at December 30, 2009	$-
Gross decreases - tax positions in prior period	-
Balance at December 29, 2010	$-

The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

ASC740/FIN 48 requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company’s best estimate of the amount ultimately to be paid. The Company’s policy is to recognize accrued interest related to unrecognized tax benefits and penalties as income tax expense. The Company has no liabilities reserved for uncertain tax positions as of December 29, 2010, consequently no interest or penalties have been accrued by the Company.

The Company is subject to taxation in the U.S. and various state jurisdictions. Tax years prior to 2007 and 2008 for federal and state, respectively, are closed by statute of limitations. However, tax years 2005 and 2006 have net operating losses that may be subject to IRS and state examination.

18. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution immediately vests 100%. The Company’s contributions to the plan for the years ended December 31, 2008, December 30, 2009 and December 29, 2010, were approximately $551,000, $467,000 and $446,000, respectively.

19. STOCK-BASED COMPENSATION

As of December 31, 2008, December 30, 2009 and December 29, 2010, options to purchase 307,556, 289,217 and 186,420 shares, respectively, of common stock of CAC were outstanding. Included in that amount are 58,606 options that are fully vested; the remaining options partially vest upon the Company’s attaining annual financial goals, with the remaining unvested portion vesting on the sixth or seventh anniversary of the grant date, and vest 100% upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC. All options were granted at fair value on the date of grant.

Changes in stock options for the years ended December 31, 2008, December 30, 2009 and December 29, 2010 are as follows:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding—December 26, 2007	304,287		$68.65
Grants (weighted-average fair value of $42.14 per share)	4,449		$109.07
Exercised	(1,180)		$20.60		$107,286
Canceled	-	$
Outstanding—December 31, 2008	307,556		$69.42
Grants (weighted-average fair value of $28.29 per share)	15,573		$68.00
Exercised	(13,911)		$5.97		$881,370
Canceled	(20,001)		$86.43
Outstanding—December 30, 2009	289,217		$71.22
Grants (weighted-average fair value of $20.21 per share)	2,225		$46.00
Exercised	(7,134)		$3.84		$300,777
Canceled	(97,888)		$86.01
Outstanding—December 29, 2010	186,420		$65.73	4.4	$1,011,540
Vested and expected to vest in the future - December 29, 2010	157,918		$65.73	4.4	$1,011,540
Exercisable - December 29, 2010	58,606		$9.74	1.2	$1,011,540

Outstanding stock options at December 29, 2010 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$7.56	24,026	0.3	$7.56	24,026	$7.56
$9.68-$11.77	31,538	1.7	$10.65	31,538	$10.65
$15.48-$20.60	3,042	4.0	$18.51	3,042	$18.51
$46.00	2,225	9.2	$46.00	—	$—
$68.00	13,348	8.7	$68.00	—	$—
$86.43	73,395	5.0	$86.43	—	$—
$108.84-$117.75	38,846	4.7	$111.44	—	$—
	186,420	4.4	$65.73	58,606	$9.74

The intrinsic value is calculated as the difference between the market value as of December 29, 2010 and the exercise price of the options outstanding and options exercisable.

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

For options granted on December 15, 2005 that would have been canceled and replaced with restricted stock upon completion of an initial public offering before November 18, 2007, the Company used variable accounting to recognize expense based on the change in incremental value of the award at each reporting period until November 18, 2007. As the Company did not undertake an initial public offering prior to November 18, 2007, the future compensation expense is calculated based on the intrinsic value of the award as of that date. Compensation expense of $307,000, $162,000 and a net credit of $593,000 was recognized for the years ended December 31, 2008, December 30, 2009 and December 29, 2010, respectively, related to such options. The net credit in compensation expense for the year ended December 29, 2010 is primarily due to a $770,000 credit related to forfeitures on unvested stock options for certain executives who are no longer with the Company. As of December 29, 2010, the total unamortized compensation expense related to these options was approximately $0.2 million, which will be amortized over the remaining vesting period of approximately 2.0 years, or earlier in the event of an initial public offering of our common stock or a change in control.

ASC 718 “Compensation-Stock Compensation”; previously FASB Statement No. 123(R): ASC 718 requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted the provisions of ASC 718 on December 29, 2005 using a prospective application. Under the prospective application, ASC 718 applies to new awards and any awards that are modified or canceled subsequent to the date of adoption of ASC 718. Prior periods are not revised for comparative purposes. Because the Company used the minimum value method for its pro forma disclosures under ASC 718, options granted prior to December 29, 2005 will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or canceled after December 29, 2005.

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

The weighted-average estimated fair value of employee stock options granted during the year ended December 29, 2010 was $20.21 per share using the Black-Scholes model with the following weighted-average assumptions used to value the option grants: Expected volatility of 36% ; Expected term life - 7.0 years; Forfeiture rate - 1.22%; Risk-free interest rates - 3.3%; and Expected dividends - 0%.

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

During the years ended December 31, 2008, December 30, 2009 and December 29, 2010, the Company recognized share-based compensation expense before tax of $404,000, $406,000 and $446,000, respectively, related to stock option grants after December 28, 2005. These expenses were included in other operating expenses consistent with the salary expense for the related optionees.

Upon consummation of an initial public offering of at least $50 million or a change in control of CAC, the Company would incur compensation expense related to the immediate vesting of the unvested portion of certain options. The expense will be determined by calculating the unrecognized compensation cost as of the date of the completion of the offering or the change in control.

As of December 29, 2010, there was total unrecognized compensation expense of $1.7 million related to unvested stock options which the Company expects to recognize over a weighted average period of 2.8 years.

In October 2008, the Board of Directors of CAC adopted a Restricted Stock Plan pursuant to which up to an aggregate of 5,000 shares of CAC common stock may be awarded to independent directors as compensation for their services.

In 2010, Mr. Ammerman was awarded 598 shares of CAC restricted stock pursuant to the CAC 2008 Restricted Stock Plan for Independent Directors of which 50% will vest on the first anniversary of the grant date and the remainder will vest on the second anniversary of the grant date. In 2010, Mr. Ammerman was also awarded 1,000 shares of CAC common stock which fully vested on the grant date.

In 2009, Mr. Ammerman was awarded 404 shares of CAC restricted stock pursuant to the CAC 2008 Restricted Stock Plan for Independent Directors. One-half of the shares vested in January, 2010 and the balance vested in January, 2011.

In accordance with these restricted stock grants, compensation expense of $59,750 was recorded during fiscal 2010 and there was not a material expense in fiscal 2009.

20. COMMITMENTS AND CONTINGENCIES

Legal Matters

In April 2007, Dora Santana filed a purported class action in state court in Los Angeles County on behalf of all “Assistant Shift Managers.” Plaintiff alleges wage and hour violations including working off the clock, failure to pay overtime, and meal break violations on behalf of the purported class, currently defined as all Assistant Managers from April 2003 to present. The parties have agreed to settle this matter for approximately $0.9 million and executed a settlement agreement. The Court granted final approval of the settlement in August 2010, and the settlement was funded on October 25, 2010.

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The parties agreed to settle this matter for approximately $1.9 million and executed a settlement agreement. This amount was accrued for in the prior year and is included in the accompanying condensed consolidated balance sheets in accounts payable as of December 29, 2010.  The Court issued an order granting final approval of the settlement on February 16, 2011, and the settlement is expected to be funded on April 29, 2011.

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

For 2010, we recorded an additional $0.7 million in litigation settlement reserves in our financial statements.  As of December 29, 2010, we have $1.9 million accrued in our consolidated balance sheet.

Purchasing Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2011 and 2012 with an estimated Company obligation totaling $5.1 million.

At December 29, 2010 our total commitment to purchase chicken and steak was approximately $26.6 million and $0.4 million, respectively.

Contingent Lease Obligations

As a result of assigning our interest in obligations under real estate leases in connection with the sale of Company-operated restaurants to some of our franchisees, we are contingently liable on six lease agreements.  These leases have various terms, the latest of which expires in 2015.  As of December 29, 2010, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $1.0 million.  The present value of these potential payments discounted at our estimated pre-tax cost of debt at December 29, 2010 was approximately $0.8 million. Our franchisees are primarily liable on the leases.  We have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the leases.  We believe these cross-default provisions reduce the risk that we will be required to make payments under these leases.  Accordingly, no liability has been recorded on the Company’s books related to this guarantee.

21. RELATED PARTY TRANSACTIONS

On November 18, 2005, CAC entered into a Monitoring and Management Services Agreement with Trimaran Fund Management, L.L.C. (“Fund Management”), an affiliate of the majority owner of CAC and of certain directors, which provides for annual fees of $500,000 plus reasonable expenses. This Agreement was amended on December 26, 2007 to add an affiliate of the FS Parties (see Note 2) as a party to the Agreement. Such party shares in the fees payable under the Agreement. During the years ended December 31, 2008, December 30, 2009 and December 29, 2010, $525,000, $588,000 and $613,000, respectively, was expensed pursuant to this Agreement. These amounts are included in other operating expenses in the accompanying consolidated statements of operations.

On September 24, 2009, EPL purchased four El Pollo Loco restaurants located in the Atlanta, Georgia area previously owned and operated by an EPL franchisee, Fiesta Brands, Inc., and related assets, and assumed various operating contracts, including the leases, relating to the four purchased restaurants.  EPL continues to operate the four purchased restaurants. EPL also purchased furniture, fixtures and equipment of five other El Pollo Loco restaurants previously operated by Fiesta Brands, Inc. which have been closed. The purchase price of $1.7 million consisted of cash and was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805-10, Business Combinations. The Company’s allocation of the purchase price to the fair value of the acquired assets was as follows: equipment, $0.4 million and building and leasehold improvements, $1.3 million. Results of operations of the Atlanta restaurants are included in the Company’s financial statements beginning as of the acquisition date.  Fiesta Brands, Inc. was an affiliate of the Company’s principal stockholders and certain Company directors.

The Company had receivables from affiliated entities of $308,000 and $43,000 as of December 30, 2009 and December 29, 2010, respectively.

EXHIBIT INDEX

Exhibit No.	Footnote	Description

2.1
Purchase Agreement, dated May 14, 2009, by and among El Pollo Loco, Inc., EPL Intermediate, Inc., as guarantor, and Jefferies & Company, Inc., as initial purchaser. (Incorporated by reference to Exhibit 1.1 to the company’s Current Report on Form 8-K, filed on May 26, 2009)

3.1		Certificate of Incorporation of EPL Intermediate, Inc. (Incorporated by reference to Exhibit 3.1 to the company’s Registration Statement on Form S-4 (File No. 333-115644) filed on May 19, 2004)

3.2		Amended and Restated Bylaws of EPL Intermediate, Inc. as of October 7, 2008 (Incorporated by reference to Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q, filed on November 7, 2008)

4.1
Indenture relating to the 2014 Notes, dated November 18, 2005, between EPL Intermediate, Inc. (as successor by merger to EPL Intermediate Finance Corp.) and The Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

4.3
Registration Rights Agreement relating to the 2014 Notes, dated November 18, 2005, among EPL Intermediate, Inc. (as successor by merger to EPL Intermediate Finance Corp.), Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC (Incorporated by reference to Exhibit 4.3 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

4.4
Indenture relating to the 2009 Notes, dated as of December 19, 2003, among El Pollo Loco, Inc., EPL Intermediate, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-4 (File No. 333-115486) filed on May 14, 2004)

4.5
Indenture relating to the 2013 Notes, dated November 18, 2005, among El Pollo Loco, Inc. (as successor by merger to EPL Finance Corp.), EPL Intermediate, Inc. and The Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.5 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

4.6
Registration Rights Agreement relating to the 2013 Notes, dated November 18, 2005, among El Pollo Loco, Inc. (as successor by merger to EPL Finance Corp.), Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC (Incorporated by reference to Exhibit 4.6 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

4.7
Supplemental Indenture, dated November 2, 2005, between El Pollo Loco, Inc. and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the company’s (File No. 333-115486) Current Report on Form 8-K, filed on November 4, 2005)

4.8
Indenture relating to the 2012 Notes, dated as of May 22, 2009, among El Pollo Loco, Inc., EPL Intermediate, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K, filed on May 26, 2009)

4.9
Registration Rights Agreement relating to the 2012 Notes, dated as of May 22, 2009, among El Pollo Loco, Inc., EPL Intermediate, Inc., as guarantor, and Jefferies & Company, Inc., as initial purchaser. (Incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K, filed on May 26, 2009)

10.1	+
Employment Agreement, dated September 27, 2005, between El Pollo Loco, Inc. and Stephen E. Carley (Incorporated by reference to Exhibit 10.1 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.2	+
Employment Agreement, dated September 27, 2005, between El Pollo Loco, Inc. and Joseph Stein(Incorporated by reference to Exhibit 10.2 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.3	+
Amendment No. 1 to Stein Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Joseph Stein (Incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.4	+
Employment Agreement, dated November 1, 2005, between El Pollo Loco, Inc. and Brian Berkhausen (Incorporated by reference to Exhibit 10.4 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.5	+
Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Karen Eadon (Incorporated by reference to Exhibit 10.5 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.6	+
Employment Agreement, dated June 28, 2007, between El Pollo Loco, Inc. and Jerry Lovejoy (Incorporated by reference to Exhibit 10.6 to the company’s Annual Report on Form 10-K, filed on March 28, 2008)

10.7	+	Personal Travel Stipend for Stephen Carley (Incorporated by reference to Exhibit 10.7 to the company’s Annual Report on Form 10-K, filed on March 28, 2008)

10.8	+
Employment Agreement, dated October 10, 2005, between El Pollo Loco, Inc. and Jeanne Scott (Incorporated by reference to Exhibit 10.8 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.9	+
Employment Agreement, dated January 9, 2006, between El Pollo Loco, Inc. and Stephen Sather (Incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.9.1	+
Amended and Restated Employment Agreement by and between El Pollo Loco, Inc. and Stephen J. Sather (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed on January 19, 2011)

10.10	+
 Employment Agreement dated June 24, 2009 between El Pollo Loco, Inc. and Gary Campanaro (Incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed on August 14, 2009)

10.10.1	+
Employment Agreement dated June 24, 2009 between El Pollo Loco, Inc. and Samuel Borgese (Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed on January 19, 2011)

10.11	+
Chicken Acquisition Corp. 2008 Restricted Stock Plan for Directors and related Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed on November 7, 2008)

10.12	+
Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers (Incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.13	+
Amendment No. 1 to Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers (Incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.14	+
Amendment No. 2 to Form of Exchange Stock Option Agreement, entered into between Chicken Acquisition Corp. and certain executive officers (Incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.15	+
Stockholders Agreement, dated November 18, 2005, among Chicken Acquisition Corp., Trimaran Pollo Partners, LLC and other shareholders (Incorporated by reference to Exhibit 10.15 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.16	+
Amendment No. 1 to Stockholders Agreement, dated on or about April 20, 2006, between Chicken Acquisition Corp. and Trimaran Pollo Partners, LLC (Incorporated by reference to Exhibit 10.16 to the company’s Annual Report on Form 10-K, filed on March 28, 2008)

10.17
First Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated November 18, 2005, among affiliates of Trimaran Fund Management, L.L.C. and certain other third party investors (Incorporated by reference to Exhibit 10.16 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.17.1
Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated March 8, 2006, among affiliates of Trimaran Fund Management, L.L.C. and certain other third party investors (Incorporated by reference to Exhibit 10.17 to the company’s Registration Statement on Form S-4 (File No. 333-133318) filed on April 14, 2006)

10.18
Monitoring and Management Services Agreement, dated November 18, 2005, between Chicken Acquisition Corp. and Trimaran Fund Management, L.L.C. (Incorporated by reference to Exhibit 10.17 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.19
Credit Agreement, dated November 18, 2005, among El Pollo Loco, Inc., EPL Intermediate, Inc., Merrill Lynch Capital Corporation, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, CIT Lending Services Corporation and the other lenders party thereto (Incorporated by reference to Exhibit 10.18 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.20
Security Agreement, dated as of November 18, 2005, with Merrill Lynch Capital Corporation (Incorporated by reference to Exhibit 10.19 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.21
Securities Pledge Agreement, dated as of November 18, 2005, with Merrill Lynch Capital Corporation (Incorporated by reference to Exhibit 10.20 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.22		Guaranty, dated as of November 18, 2005, with Merrill Lynch Capital Corporation (Incorporated by reference to Exhibit 10.21 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.23	+
Form of Non-Qualified Stock Option Agreement for directors with Chicken Acquisition Corp. (Incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.23.1
Form of Non-Qualified Stock Option Agreement for independent director with Chicken Acquisition Corp. (Incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K, filed on March 23, 2007)

10.24	+
Form of Non-Qualified Stock Option Agreement for officers with Chicken Acquisition Corp. (Incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.25	+	Chicken Acquisition Corp. 2005 Stock Option Plan (Incorporated by reference to Exhibit 10.24 to the company’s Annual Report on Form 10-K, filed on April 10, 2006)

10.26
Confidential Settlement and Release Agreement dated June 18, 2008, between El Pollo Loco, Inc. and El Pollo Loco, S.A. de C.V. (Incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed on August 11, 2008)

10.27
Termination Agreement dated June 23, 2008, among El Pollo Loco, Inc., Chicken Acquisition Corp. and Trimaran Fund II, LLC (Incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed on August 11, 2008)

10.28		Form of Franchise Development Agreement (Incorporated by reference to Exhibit 10.28 to the company’s Registration Statement on Form S-4 (File No. 333-115486) filed on May 14, 2004)

10.29		Form of Franchise Agreement (Incorporated by reference to Exhibit 10.29 to the company’s Registration Statement on Form S-4 (File No. 333-115486) filed on May 14, 2004)

10.30	+	Compensation of Independent Directors (Incorporated by reference to Exhibit 10.30 to the company’s Annual Report on Form 10-K, filed on March 31, 2009)

10.31		Fiesta Brands Development Agreement dated August 10, 2006 (Incorporated by reference to Exhibit 10.32 to the company’s Annual Report on Form 10-K, filed on March 23, 2007)

10.32
Amendment No. 1 to the Monitoring and Management Services Agreement, dated December 26, 2007, among Chicken Acquisition Corp., Trimaran Fund Management, LLC, and Freeman Spogli & Co. V, L.P. (Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed on January 2, 2008)

10.33
Amendment No. 1 to the Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated December 26, 2007, among Trimaran Pollo Partners, LLC, certain members of Trimaran Pollo Partners, LLC, FS Equity Partners V, L.P. and  FS Affiliates V, L.P. (Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed on January 2, 2008)

10.34
Amendment No. 2 to the Stockholders Agreement, dated December 26, 2007, between Chicken Acquisition Corp. and Trimaran Pollo Partners, LLC. (Incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K, filed on January 2, 2008) Note: this exhibit was incorrectly identified as Amendment No. 1 to the Stockholders Agreement as Amendment No. 1 to the Stockholders Agreement is filed as Exhibit No. 10.16 hereto.

10.35	*
Distribution Agreement dated August 15, 2005 between El Pollo Loco, Inc. and Meadowbrook Meat Company, Inc., and First Amendment thereto dated August 3, 2006 (Incorporated by reference to Exhibit 10.35 to the company’s Annual Report on Form 10-K, filed on March 30, 2010)

10.35.1	*
Second Amendment to Distribution Agreement dated as of July 30, 2010 by and among El Pollo Loco, Inc. and Meadowbrook Meat Company, Inc. (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed on August 10, 2010)

10.36
Asset Purchase Agreement and Termination of Franchise Rights dated September 24, 2009, between EPL and Fiesta Brands, Inc. (Incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed on November 16, 2009)

10.37
Credit Agreement, dated as of May 14, 2009, among El Pollo Loco, Inc., EPL Intermediate, Inc., the Subsidiary Guarantors (as defined therein), the Lenders (as defined therein), Jefferies Finance LLC, as lead arranger, book manager, documentation agent for the Lenders, administrative agent for the Lenders and collateral agent for the Secured Parties (as defined therein), Jefferies Finance LLC, as syndication agent and Jefferies Finance LLC, as issuing bank for the Lenders (Incorporated by reference to Exhibit 1.1 to the company’s Current Report on Form 8-K, filed on May 26, 2009)

10.38	+	Chicken Acquisition Corp. Independent Directors Stock Plan (Incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed on August 10, 2007)

10.39	Lease dated May 18, 2007, between El Pollo Loco, Inc. and C.J. Segerstrom & Sons (Incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed on August 10, 2007)

10.40
Amendment No. 1 and Agreement dated March 14, 2007 relating to Credit Agreement dated November 18, 2005 (Incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed on May 14, 2007)

10.41
Amendment No. 2 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated January 30, 2008, among Trimaran Pollo Partners, LLC, certain members of Trimaran Pollo Partners, LLC, FS Equity Partners V, L.P. and  FS Affiliates V, L.P. (Incorporated by reference to Exhibit 1.1 to the company’s Current Report on Form 8-K, filed on February 5, 2008)

10.42	+
Form of Amendment dated March 19, 2008, to the Officer Employment Agreements filed as exhibits 10.1, 10.2, 10.4, 10.5, 10.6, 10.8 and 10.9 hereto (Incorporated by reference to Exhibit 10.43 to the company’s Annual Report on Form 10-K, filed on March 24, 2008)

10.43	+
Adjustment to Calculation of EBITDA Applicable to Executive Bonus Awards effective February 6, 2008 (Incorporated by reference to Exhibit 10.44 to the company’s Annual Report on Form 10-K, filed on March 24, 2008)

10.44
Definition of EBITDA applicable to Executive Bonus Awards pursuant to Amendment to Employment Agreements (Incorporated by reference to Exhibit 10.45 to the company’s Annual Report on Form 10-K, filed on March 24, 2008)

10.45	*
Letter Agreement dated February 28, 2009, between El Pollo Loco, Inc. and Simmons Prepared Foods, Inc. (Incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed on May 12, 2009)

10.46	*	Letter Agreement dated February 28, 2009, between El Pollo Loco, Inc. and Tyson Foods (Incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed on May 12, 2009)

10.47	*
Letter Agreement dated February 28, 2009 between El Pollo Loco, Inc. and Koch Foods, Inc. (Incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed on May 12, 2009)

10.48	*
Letter Agreement dated February 28, 2009 between El Pollo Loco, Inc. and  Pilgrim’s Pride Corporation (Incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed on May 12, 2009)

10.49
Agency and Assignment Agreement and Amendment No. 1 to the Credit Agreement and the Other Loan Documents dated October 21, 2010 by and among GE Capital Financial Inc., Jefferies Finance LLC, EPL Intermediate, Inc. and El Pollo Loco, Inc. (Incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed on November 12, 2010)

12.1		Computation of Ratio of Earnings to Fixed Charges

14.1		El Pollo Loco, Inc. Code of Business Ethics & Conduct (Incorporated by reference to Exhibit 14.1 to the company’s Annual Report on Form 10-K (File No. 333-115486), filed on March 29, 2005)

21.1		Subsidiaries of EPL Intermediate, Inc. (Incorporated by reference to Exhibit 21.1 to the company’s Registration Statement on Form S-4 (File No. 333-115644) filed on May 19, 2004)

31.1		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1		Press Release dated March 24, 2011.

Footnotes:

+	Management contracts and compensatory plans and arrangements.

*	Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request.