Form 10-Q
period 2011-03-30
EPL Intermediate, Inc.
filed 2011-05-11
CIK 1289728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2011
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

As of May 11, 2011, 100 shares of the registrant’s common stock were outstanding.

Item 1.  Financial Statements

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands)

	DECEMBER 29,	MARCH 30,
	2010	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,487	$10,317
Restricted cash	131	131
Accounts and other receivables-net	3,914	4,142
Inventories	1,496	1,440
Prepaid expenses and other current assets	2,051	3,508

Total current assets	13,079	19,538

PROPERTY OWNED—Net	67,441	65,721

PROPERTY HELD UNDER CAPITAL LEASES—Net	402	380

GOODWILL	249,924	249,924

DOMESTIC TRADEMARKS	61,888	61,888

OTHER INTANGIBLE ASSETS—Net	1,511	1,448

OTHER ASSETS	9,325	8,497

TOTAL ASSETS	$403,570	$407,396

See notes to condensed consolidated financial statements (unaudited).	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	December 29,	March 30,
	2010	2011
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Current portion of PIK Notes (2014 Notes)	$10,600	$10,600
Current portion of obligations under capital leases	205	204
Accounts payable	11,316	11,686
Accrued salaries	4,535	3,230
Accrued vacation	1,993	2,134
Accrued insurance	2,460	2,516
Accrued income taxes payable	24	21
Accrued interest	3,285	11,402
Accrued advertising	179	217
Deferred income taxes	159	159
Other accrued expenses and current liabilities	5,423	5,786

Total current liabilities	40,179	47,955

NONCURRENT LIABILITIES:
Senior secured notes (2012 Notes)	131,042	131,214
Senior unsecured notes payable (2013 Notes)	106,515	106,558
PIK Notes (2014 Notes)-less current portion	19,199	19,199
Obligations under capital leases—less current portion	1,558	1,504
Deferred income taxes	26,864	27,932
Other intangible liabilities—net	3,282	3,151
Other noncurrent liabilities	10,606	10,339

Total noncurrent liabilities	299,066	299,897

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDER'S EQUITY
Common stock, $.01 par value—100 shares authorized; 100 shares issued and outstanding	-	-
Additional paid-in-capital	199,526	199,464
Accumulated deficit	(135,201)	(139,920)

Total stockholder's equity	64,325	59,544

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$403,570	$407,396

See notes to condensed consolidated financial statements (unaudited).	(concluded)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended

	March 31,	March 30,
	2010	2011
OPERATING REVENUE:
Restaurant revenue	$63,418	$62,442
Franchise revenue	4,574	4,420

Total operating revenue	67,992	66,862

OPERATING EXPENSES:
Product cost	19,778	19,082
Payroll and benefits	17,529	17,558
Depreciation and amortization	2,581	2,437
Other operating expenses	23,751	22,055

Total operating expenses	63,639	61,132

OPERATING INCOME	4,353	5,730

INTEREST EXPENSE—Net	9,232	9,355

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,879)	(3,625)

PROVISION FOR INCOME TAXES	745	1,094

NET LOSS	$(5,624)	$(4,719)

See notes to condensed consolidated financial statements (unaudited).

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended

	March 31,	March 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,624)	$(4,719)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,581	2,437
Stock-based compensation expense	193	(48)
Interest accretion	196	214
Loss on disposal of assets	84	35
Asset impairment	16	46
Closed store reserve	910	(15)
Amortization of deferred financing costs	692	829
Amortization of favorable / unfavorable leases	(79)	(68)
Deferred income taxes	718	1,068
Changes in operating assets and liabilities:
Accounts and other receivables-net	3,459	(228)
Inventories	6	56
Prepaid expenses and other current assets	(356)	(1,457)
Income taxes receivable / payable	46	(3)
Other assets	19	(4)
Accounts payable	(7,800)	270
Accrued salaries and vacation	(1,533)	(1,164)
Accrued insurance	381	56
Other accrued expenses and current and noncurrent liabilities	7,488	8,266
Net cash provided by operating activities	1,397	5,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property	(1,679)	(672)
Net cash used in investing activities	(1,679)	(672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	-	(14)
Payment of obligations under capital leases	(120)	(55)
Net cash used in financing activities	(120)	(69)

See notes to condensed consolidated financial statements (unaudited).	(continued)

EPL INTERMEDIATE, INC.
(A Wholly Owned Subsidiary of El Pollo Loco Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	13 Weeks Ended

	March 31,	March 30,
	2010	2011
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(402)	$4,830

CASH AND CASH EQUIVALENTS—
Beginning of period	11,277	5,487

CASH AND CASH EQUIVALENTS—
End of period	$10,875	$10,317

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$124	$179

Income taxes paid (refunded), net	$(20)	$29

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$681	$259

See notes to the condensed consolidated financial statements (unaudited).	(concluded)

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2010 (File No. 333-115644) as filed with the Securities and Exchange Commission (the “Commission”) on March 25, 2011.

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

The Company uses a 52-53 week fiscal year ending on the last Wednesday of the calendar year.  In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations.  Fiscal year 2010, which ended December 29, 2010, was a 52-week fiscal year.  Fiscal year 2011, which will end December 28, 2011, is also a 52-week year.

2. Cash

Concentration of credit risk

The Company maintains all of its cash at one commercial bank.  Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits.  The Company’s cash balances in excess of the FDIC limits are uninsured.

Liquidity

The Company’s principal liquidity requirements are to service its debt and meet capital expenditure needs. At March 30, 2011, the Company’s total debt including obligations under capital leases was $269.3 million. In May 2011, Intermediate is required to mandatorily redeem $10,144,000 principal amount of its 2014 Notes (as defined below) at a redemption price of 104.5% of the accreted value (as defined in the indenture for the 2014 Notes), along with the interest payment that will then be due.  This redemption payment is currently estimated to be approximately $10.6 million, plus the interest.  The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures will depend on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations,  the Company believes that its cash flow from operations, available cash of $10.3 million at March 30, 2011, available borrowings under the credit facility (which availability was approximately $6.1 million at March 30, 2011), and funds from CAC will be adequate to meet the Company’s liquidity needs for the next 12 months.  Under the covenants governing the Company’s outstanding Notes, EPL is limited on the amount that it can distribute to Intermediate, including amounts that Intermediate could use to fund its debt service.  As of the date of this filing, the Company is beginning to explore alternatives it may have to opportunistically refinance  its existing debt from a variety of sources. Such refinancing may not be completed for a number of factors. The Company's results of operations as well as current economic and constrained liquidity conditions could make it more difficult or costly for  the Company to obtain such alternative financing or to obtain additional debt financing or to refinance its existing debt, in the near term or when it becomes necessary, and could otherwise make alternative sources of liquidity or financing costly or unavailable.  The Company cannot provide assurance that it will be able to refinance any of  its indebtedness, if desirable or necessary, on commercially reasonable terms or at all.

3. Restricted cash

As of December 29, 2010 and March 30, 2011, the Company had recorded $0.1 million as restricted cash on the accompanying condensed consolidated balance sheets.  This amount serves as collateral to one commercial bank for company credit cards.

4. Other Intangible Assets and Liabilities

Other intangible assets and liabilities consist of the following (in thousands):

	December 29, 2010			March 30, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Favorable leasehold interest	$5,862	$(4,351)	$1,511	$5,862	$(4,414)	$1,448
Unfavorable leasehold interest liability	$(9,156)	$5,874	$(3,282)	$(9,156)	$6,005	$(3,151)

Favorable leasehold interest represents the asset in excess of the approximate fair market value of the leases. The amount is being amortized over the approximate average life of the leases and is shown as other intangible assets-net on the accompanying condensed consolidated balance sheets.

Unfavorable leasehold interest liability represents the liability in excess of the approximate fair market value of the leases. The amount is being amortized over the approximate average life of the leases.  This amount is shown as other intangible liabilities-net on the accompanying condensed consolidated balance sheets. Net amortization for other intangible assets and liabilities was $79,000 for the 13-week period ended March 31, 2010 and $68,000 for the 13-week period ended March 30, 2011.

The estimated net amortization credits for the Company’s favorable and unfavorable leasehold interests for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December
2011 (March 31 – December 28)	$(222)
2012	(275)
2013	(213)
2014	(227)
2015	(156)
2016	(98)

5. Asset Impairment

The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value.  No material impairment charges were recorded in the thirteen weeks ended March 30, 2010 and in the thirteen weeks ended March 30, 2011.

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

7. Stock-Based Compensation

As of March 30, 2011, options to purchase 124,791 shares of common stock of CAC were outstanding, including 19,224 options that were fully vested. The remaining options partially vest upon the Company’s attaining annual financial or other goals, with the remaining unvested portion vesting on the sixth or seventh anniversary of the grant date or vesting 100% upon the occurrence of an initial public offering of at least $50 million or a change in control of CAC. All options were granted with an exercise price equal to the fair value of the common stock on the date of grant.  A net compensation expense credit of $48,000 was recorded in the thirteen weeks ended March 30, 2011 primarily due to forfeitures on unvested stock options for a certain executive who is no longer with the Company.

Changes in stock options for the thirteen weeks ended March 30, 2011 are as follows:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 29, 2010	186,420		$65.73
Grants	-		$-
Exercised	(1,181)		$7.56
Canceled	(60,448)	$
Outstanding—March 30, 2011	124,791		$79.97	5.1	$299
Vested and expected to vest – March 30, 2011	99,545		$79.97	5.1	$299
Exercisable – March 30, 2011	19,224		$11.43	1.7	$299

The intrinsic value is calculated as the difference between the estimated market value as of March 30, 2011 and the exercise price of options that are outstanding and exercisable.

As of March 30, 2011, there was total unrecognized compensation expense of $1.5 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.8 years or earlier in the event of an initial public offering of our common stock or change in control.

In October 2008, the Board of Directors of CAC adopted a Restricted Stock Plan pursuant to which up to an aggregate of 5,000 shares of CAC common stock may be awarded to independent directors as compensation for their services. In 2010, an independent director was awarded 598 shares of CAC restricted stock pursuant to the CAC 2008 Restricted Stock Plan for Independent Directors of which 50% vested on the first anniversary of the grant date (during the first quarter of 2011) and the remainder will vest on the second anniversary of the grant date (during the first quarter of 2012).  In 2010, the same independent director was also awarded 1,000 shares of CAC common stock which fully vested on the grant date. In 2009, an independent director was awarded 404 shares of CAC restricted stock pursuant to the CAC 2008 Restricted Stock Plan for Independent Directors.  One-half of  these shares vested in January 2010 and the balance vested in January 2011. The restricted stock expense recorded in the thirteen weeks ended March 31, 2010 and in the thirteen weeks ended March 30, 2011 related to  the vesting of shares was immaterial.

8. Commitments and Contingencies

Legal Matters

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The parties agreed to settle this matter for approximately $1.9 million and executed a settlement agreement. This amount was accrued for in the prior year and is included in the accompanying condensed consolidated balance sheets in accounts payable as of March 30, 2011.  The Court issued an order granting final approval of the settlement on February 16, 2011, and the settlement is expected to be funded no later than May 20, 2011.

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

Purchasing Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into late 2011 and 2012 with an estimated Company obligation totaling $4.5 million.

At March 30, 2011 our total commitment to purchase chicken was approximately $26.2 million.

As of March 2011, we have three supplier contracts for our chicken which all terminate in February 2012. Two of the contracts have fixed prices and the remaining contract has a floor and ceiling price which adjusts quarterly.  Two of these contracts were negotiated in 2011 at prices basically consistent with the expiring contracts.

Contingent Lease Obligations

As a result of assigning our interest in obligations under real estate leases in connection with the sale of Company-operated restaurants to some of our franchisees, we are contingently liable on six lease agreements.  These leases have various terms, the latest of which expires in 2015.  As of March 30, 2011, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $1.0 million.  The present value of these potential payments discounted at our estimated pre-tax cost of debt at March 30, 2011 was approximately $0.7 million. Our franchisees are primarily liable on the leases.  We have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the leases.  We believe these cross-default provisions reduce the risk that we will be required to make payments under these leases.  Accordingly, no liability has been recorded on the Company’s books related to this guarantee.

9. Senior Secured Notes (2012 Notes)

On May 22, 2009, EPL issued $132.5 million aggregate principal amount of 11¾% senior secured notes due December 1, 2012 (the “2012 Notes”) in a private placement.  EPL sold the 2012 Notes at an issue price equal to 98.0% of the principal amount, resulting in gross proceeds to EPL of $129.9 million before expenses and fees.  At March 30, 2011, the Company had $131.2 million outstanding in aggregate principal amount of the 2012 Notes. The principal value of the 2012 Notes will increase (representing accretion of original issue discount) from the date of original issuance so that the accreted value of the 2012 Notes will be equal to the full principal amount of $132.5 million at maturity. Interest is payable each year in June and December beginning December 1, 2009. The 2012 Notes are guaranteed by Intermediate and are secured by a second priority lien on substantially all of the Company’s assets, which includes all of the outstanding common stock of EPL.  The 2012 Notes may be redeemed at a premium, at the discretion of EPL, after March 1, 2011, or sooner in connection with certain equity offerings. If EPL undergoes certain changes of control, each holder of the notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount.  The Indenture governing the 2012 Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to incur additional indebtedness, pay dividends or certain restricted payments, make certain investments, sell assets, create liens, merge and enter into certain transactions with its affiliates. As of March 30, 2011, EPL’s fixed charge coverage ratio was 1:03 to 1:00 which does not meet the coverage ratio of 2:00 to 1:00 which EPL must meet in order to incur additional indebtedness (other than indebtedness under our revolving credit facility) and make dividend and other restricted payments (including distributions to Intermediate) in an aggregate amount in excess of $0.8 million. A failure to comply with this ratio affects only EPL's ability to incur additional indebtedness and make certain dividend and other restricted payments, but does not constitute a default under the 2012 notes.

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

10. Senior Unsecured Notes Payable (2013 Notes)

EPL has outstanding $106.6 million aggregate principal amount of 11¾% senior notes due November 15, 2013 (the “2013 Notes”). Interest is payable in May and November beginning May 15, 2006. The 2013 Notes are unsecured, are guaranteed by Intermediate, and may be redeemed at a premium, at the discretion of the issuer. The indenture contains certain provisions which may prohibit EPL’s ability to incur additional indebtedness, sell assets, engage in transactions with affiliates, and issue or sell preferred stock and make certain dividends and other restricted payments, among other items.  As of March 30, 2011, EPL’s fixed charge coverage ratio and consolidated leverage ratio were 0:93 to 1:00 and 8:07 to1:00, respectively which do not meet the minimum coverage ratio of 2:00 to 1:00, or the maximum leverage ratio of 7:50 to 1:00,  which EPL must meet in order to incur additional indebtedness (other than indebtedness under our revolving credit facility) and make dividend and other restricted payments (including distributions to Intermediate) in an aggregate amount in excess of $0.8 million.  A failure to comply with these ratios affects only EPL’s ability to incur additional indebtedness and make certain dividend and other restricted payments, but does not constitute a default under the 2013 notes.

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

11. Revolving Credit Facility

On May 22, 2009, EPL entered into a credit agreement (the "Credit Facility") with Intermediate as guarantor, Jefferies Finance LLC, as administrative and syndication agent and the various lenders. In October, 2010, the Credit Facility was assigned from Jefferies Finance LLC to GE Capital Financial, Inc.  The terms and conditions of the credit facility remain essentially the same. The Credit Facility provides for a $12.5 million revolving line of credit with borrowings (including obligations in respect of revolving loans and letters of credit) limited at any time to the lesser of (i) $12.5 million or (ii) the Company’s consolidated cash flows for the most recently completed trailing twelve consecutive months and, in no event, shall obligations in respect to letters of credit exceed an amount equal to $10 million. Utilizing the Credit Facility, $6.4 million of letters of credit were issued and outstanding as of March 30, 2011.

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

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) incur additional indebtedness or issue preferred stock; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) make certain restricted payments; (vi) make investments, loans or advances; (vii) make certain acquisitions; (viii) engage in certain transactions with affiliates; (ix) change the Company’s lines of business or fiscal year; and (x) engage in speculative hedging transactions. In addition, the Credit Facility requires the Company to maintain, on a consolidated basis, a minimum level of consolidated cash flows at all times. As of March 30, 2011, the Company was in compliance with all of the financial covenants contained in the Credit Facility and had $6.1 million available for borrowings under the revolving line of credit.

12. PIK Notes (2014 Notes)

At March 30, 2011, Intermediate had $29.3 million outstanding in aggregate principal amount, along with $0.5 million of an accrued premium discussed below, of the 14½% PIK notes due 2014 (the “2014 Notes”).  No cash interest accrued on these notes prior to November 15, 2009. Instead, the principal value of these notes increased (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14½% per annum compounded annually, so that the accreted value of these notes on November 15, 2009 was equal to the full principal amount of $29.3 million due at maturity.

Beginning November 15, 2009, cash interest accrued on these notes at an annual rate of 14½% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. The indenture governing these notes restricts Intermediate’s and EPL’s ability to, among other items, incur additional indebtedness, sell assets, engage in transactions with affiliates and issue or sell preferred stock. The indenture governing these notes also limits the ability of Intermediate or EPL to make payments to El Pollo Loco Holdings, Inc., the immediate parent corporation of Intermediate.  As of March 30, 2011, the Company’s fixed charge coverage ratio and consolidated leverage ratio were 0:93 to 1:00 and 8:07 to 1:00, respectively which do not meet the minimum coverage ratio of 2:00 to 1:00 or the maximum leverage ratio of 7:50 to 1:00, which the Company must meet in order to incur additional indebtedness (other than indebtedness under our revolving credit facility) and make dividend and other restricted to payments in an aggregate amount in excess of $0.8 million.  A failure to comply with these ratios affects only the Company’s ability to incur additional indebtedness and make certain dividend and other restricted payments and does not constitute a default under the 2014 notes.

These notes are effectively subordinated to all existing and future indebtedness and other liabilities of EPL. These notes are unsecured and are not guaranteed.  In May 2011, Intermediate is required to  mandatorily redeem $10,144,000 principal amount of its 2014 Notes at a redemption price of 104.5% of the accreted value (as defined in the indenture for the 2014 Notes), along with the interest payment that will then be due. This redemption is currently estimated to be approximately $10.6 million, plus the interest.  Additionally, Intermediate may, at its discretion, redeem for a premium any or all of these notes, subject to certain provisions contained in the indenture governing these notes. As a holding company, the stock of EPL constitutes Intermediate’s only material asset.  Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets.  Intermediate has no material assets or operations; the Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations.  EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 notes (see Note 10) and the 2012 Notes (see Note 9), have restrictions that limit distributions or dividends that may be paid by EPL to Intermediate.  CAC and EPL intend to provide the funds required to enable Intermediate to  make the $10.6 million redemption payment and interest that is due on May 15, 2011.  See Note 14 for condensed consolidating financial statements of Intermediate and EPL.

In October 2006, Intermediate completed the exchange of these notes for registered, publicly tradable notes that have substantially identical terms as these notes. The costs incurred in connection with the registration of these notes were capitalized and included in other assets in the condensed consolidated balance sheets and the related amortization was reflected as a component of interest expense in the condensed consolidated statements of operations.

13. Income Taxes

The Company’s taxable income or loss is included in the consolidated federal and state income tax returns of CAC. The Company records its provision for income taxes based on its separate stand-alone operating results using the asset and liability method.

As of December 29, 2010 and March 30, 2011, the Company has no material unrecognized tax benefits.

The Company will continue to classify income tax penalties and interest as part of the provision for income taxes in its Condensed Consolidated Statements of Operations. The Company has not recorded accrued interest and penalties on uncertain tax positions as of March 30, 2011. The Company’s liability for uncertain tax positions is reviewed periodically and is adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new uncertain tax positions, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

The Company recorded a full valuation allowance on its deferred tax assets in 2009 due to uncertainties surrounding the Company’s ability to generate future taxable income to realize such deferred income tax assets.  In evaluating the need for a valuation allowance, the Company made judgments and estimates related to future taxable income, the timing of the reversal of temporary differences and facts and circumstances.  The Company continues to maintain a full valuation allowance against its deferred tax assets as of March 30, 2011.  However, subsequent changes in facts and circumstances that affect the Company’s judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the valuation allowance.

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

For the Thirteen Weeks Ended March 30, 2011
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
Revenues	$66,862	$-	$66,862	$-	$66,862
Operating expenses	61,122	10	61,132	-	61,132
Operating income (loss)	5,740	(10)	5,730	-	5,730
Investment in subsidiary	-	4,656	4,656	(4,656)	-
Interest expense and other	8,277	1,078	9,355	-	9,355
Provision for income taxes	2,119	(1,025)	1,094	-	1,094
Net loss	(4,656)	(4,719)	(9,375)	4,656	(4,719)

Cash flow provided by operations	5,571	-	5,571	-	5,571
Cash flow used in investing activities	(672)	-	(672)	-	(672)
Cash flow used in financing activities	(69)	-	(69)	-	(69)
Net increase in cash	4,830	-	4,830	-	4,830
Cash and equivalents at beginning of period	5,337	150	5,487	-	5,487
Cash and equivalents at end of period	10,167	150	10,317	-	10,317

For the Thirteen Weeks Ended March 31, 2010
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
Revenues	$67,992	$-	$67,992	$-	$67,992
Operating expenses	63,574	65	63,639	-	63,639
Operating income (loss)	4,418	(65)	4,353	-	4,353
Investment in subsidiary	-	4,574	4,574	(4,574)	-
Interest expense and other	8,155	1,077	9,232	-	9,232
Provision (benefit) for income taxes	837	(92)	745	-	745
Net loss	(4,574)	(5,624)	(10,198)	4,574	(5,624)

Cash flow provided by operations	1,398	(1)	1,397	-	1,397
Cash flow used in investing activities	(1,679)	-	(1,679)	-	(1,679)
Cash flow used in financing activities	(120)	-	(120)	-	(120)
Net decrease in cash	(401)	(1)	(402)	-	(402)
Cash and equivalents at beginning of period	11,126	151	11,277	-	11,277
Cash and equivalents at end of period	10,725	150	10,875	-	10,875

As of March 30, 2011
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
ASSETS
Current Assets	$19,462	$154	$19,616	$(78)	$19,538
Investment in subsidiary	-	86,600	86,600	(86,600)	-
Property and equipment-net	66,101	-	66,101	-	66,101
Other assets	321,555	3,149	324,704	(2,947)	321,757
Total assets	407,118	89,903	497,021	(89,625)	407,396

LIABILITIES & STOCKHOLDER’S EQUITY

Current liabilities	38,559	12,185	50,744	(2,789)	47,955
Non-current liabilities	281,959	18,174	300,133	(236)	299,897
Stockholder’s equity	86,600	59,544	146,144	(86,600)	59,544
Total liabilities & stockholder’s equity	407,118	89,903	497,021	(89,625)	407,396

As of December 29, 2010
(in thousands)

					Consolidated
	EPL	Intermediate	Subtotal	Eliminations	Total
ASSETS
Current assets	$13,001	$156	$13,157	$(78)	$13,079
Investment in subsidiary	-	91,318	91,318	(91,318)	-
Property and equipment-net	67,843	-	67,843	-	67,843
Other assets	322,434	3,170	325,604	(2,956)	322,648
Total assets	403,278	94,644	497,922	(94,352)	403,570

LIABILITIES & STOCKHOLDR’S EQUITY
Current liabilities	31,855	11,120	42,975	(2,796)	40,179
Non-current liabilities	280,105	19,199	299,304	(238)	299,066
Stockholder’s equity	91,318	64,325	155,643	(91,318)	64,325
Total liabilities & stockholder’s equity	403,278	94,644	497,922	(94,352)	403,570

15. New Accounting Pronouncements

The following is a recent accounting standard adopted or issued that could have an impact on the Company:

In December 2010, the FASB issued ASU 2010-28, "Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The application of the requirement of this guidance did not have a material effect on the accompanying condensed consolidated financial statements.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include but are not limited to the Company’s history of net losses, including if the Company continues to incur net losses in the future; the fact that any possible refinancing alternatives may be costly, difficult to obtain or otherwise be unavailable on terms the Company deems commercially reasonable or otherwise and such refinancing may not be completed for a number of factors, including factors outside of the Company’s control; the adverse impact of economic conditions on our operating results and financial condition, on our ability to comply with the terms and covenants of our debt agreements and on our ability to pay or to refinance our existing debt or to obtain additional financing; our substantial level of indebtedness; the fact that new menu items, advertising campaigns and restaurant designs and remodels may not generate increased sales or profits; anticipated future restaurant openings may be delayed or cancelled; food-borne-illness incidents; negative publicity, whether or not valid; increases in the cost of chicken and other product costs; our dependence upon frequent deliveries of food and other supplies; our vulnerability to changes in consumer preferences and economic conditions; our sensitivity to events and conditions in the greater Los Angeles area, our largest market; our ability to compete successfully with other quick service and fast casual restaurants; our ability to expand into new markets; our reliance on our franchisees, who have also been adversely impacted by the recession and which may incur financial hardships, be unable to obtain credit or declare bankruptcy; matters relating to labor laws and the adverse impact of related litigation, including wage and hour class actions; our ability to support our franchise system; our ability to renew leases at the end of their terms; the impact of applicable federal, state or local government regulations; our ability to protect our name and logo and other proprietary information; risks arising from recent executive and board turnover, since the Company relies on the unique abilities, experience and knowledge of its directors and officers; litigation we face in connection with our operations; and other factors, uncertainties and risks, including those set forth elsewhere herein or outside of our control. Actual results may differ materially due to various factors, uncertainties and risks, including those described in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 25, 2011, as updated from time to time in our quarterly reports, current reports and other filings filed with the Commission.

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

 We use a 52-53 week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2010, which ended December 29, 2010, was a 52-week fiscal year. Fiscal year 2011 which will end December 28, 2011, is also a 52-week fiscal year.

References to “our restaurant system” or “system-wide” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

Overview

EPL Intermediate, Inc. (“Intermediate”) through its wholly-owned subsidiary El Pollo Loco, Inc. (“EPL” and together with Intermediate, the “Company,” “we,” “us” and “our”) owns, operates and franchises restaurants specializing in marinated flame-grilled chicken. Our distinct menu, inspired by the kitchens of Mexico, features our authentic recipe flame-grilled chicken, which along with our service format and value price points, serves to differentiate our unique brand.   We offer high-quality, freshly-prepared food commonly found in fast casual restaurants, while at the same time providing the value and convenience typically available at traditional quick serve restaurant or QSR chains.  As of March 30, 2011, our restaurants are located principally in California, with additional restaurants in Arizona, Colorado, Connecticut, Georgia, Illinois, Nevada, Oregon, Texas and Utah. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-thru convenience.

Our store counts at March 31, 2010, March 30, 2011 and December 29, 2010 are set forth below:

El Pollo Loco Restaurants

	March 31, 2010	March 30, 2011	December 29, 2010
Company-owned	171	171	171
Franchised	241	236	241
System-wide	412	407	412

During the thirteen weeks ended March 30, 2011, the Company did not open or close any company-operated restaurants. During this same thirteen week period, our franchisees closed five restaurants and did not open any new restaurants.

We plan to open one to two company-operated restaurants in fiscal 2011. We estimate that our franchisees will open one to three new restaurants in fiscal 2011. The growth in new restaurant openings and the rate of restaurant closings have been, and are expected to continue to be, negatively impacted by a challenging economic climate, as discussed below.  In response to this challenging economic environment, we are adjusting our growth strategy for the future to focus on new proto-type designs which are expected to have lower construction costs than our past restaurant designs.

As of March 30, 2011, we had 14 system-wide restaurants open in markets east of the Rockies. Additionally, three stores (two franchise locations and one company location) were closed in 2010 and four stores located east of the Rockies (all franchise locations) were closed in 2011 in these areas due to low sales. Our restaurants open east of the Rockies are experiencing a wide range of sales volumes, and a majority of them have sales volumes that are significantly less than the chain average due to the lack of brand awareness in the new markets.

Our revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties and to a lesser extent franchise fees and sublease rental income. A common measure of financial performance in the restaurant industry is “same-store sales.” A restaurant enters our comparable restaurant base for the calculation of same-store sales the first full week after the 15-month anniversary of its opening. For the 13 weeks ended March 30, 2011, same-store sales for system-wide restaurants decreased 2.4% compared to the corresponding period in 2010. System-wide same-store sales include same-store sales at all company-owned stores and franchise-owned stores, as reported by franchisees. We use system-wide sales information in connection with store development decisions, planning and budgeting analyses. This information is useful in assessing consumer acceptance of our brand and facilitates an understanding of financial performance as our franchisees pay royalties (included in franchise revenue) and contribute to advertising pools based on a percentage of their sales.  Same-store sales at company-operated restaurants decreased 1.7% for the 13 weeks ended March 30, 2011 compared to the 13 weeks ended March 31, 2010.  Same-store sales at franchise-operated restaurants decreased 3.0% for the 13 weeks ended March 30, 2011 compared to the 13 weeks ended March 31, 2010.

Changes in company-operated restaurant revenue reflect changes in the number of company-operated restaurants and changes in same-store sales, which are impacted by price and transaction volume changes. The challenging economic conditions and  relatively high unemployment, especially in California where a majority of our company-operated restaurants are located, negatively impacted our transaction volume for the first quarter 2011 and year 2010 and our average check for the first quarter 2011. Based on our experience, we believe consumers continue to eat out less than before the recent economic challenges began, and when they do eat out, are more sensitive to price increases and are looking for specials and promotions. This has an impact on both same-store sales and on restaurant margins. We believe 2011 may be as challenging as 2010 from an economic standpoint for QSRs  which may impact same-store sales. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics.  The February 2011 unemployment rate in California, our largest market, was 12.2% compared to 8.9% nationally.

Franchise revenue consists of royalties, initial franchise fees revenue, IT support services fees and franchise rental income. Royalties average 4% of the franchisees’ net sales.  In February 2011 a franchisee operating thirteen restaurants mainly in the greater Los Angeles area filed for Chapter 11 reorganization.  As of March 30, 2011, we had commitments to open 47 restaurants at various dates through 2024. However, the adverse economic and liquidity conditions have caused some franchisees to delay the opening of new restaurants under existing development agreements or terminate such agreements.  As a result of these conditions, we estimate that as few as four of those potential new restaurants could open.  As of March 30, 2011 we are legally authorized to market franchises in 38 states. We have entered into development agreements that  historically resulted in area development fees being recognized as the related restaurants open. Due to the recent recession and associated liquidity crisis, most of our developing franchisees are having a difficult time obtaining financing for new restaurants. Additionally, some of our franchisees who also operate other restaurant concepts have incurred significant loss of cash flow due to declining sales in these other concepts, as well as their El Pollo Loco restaurants. This has had the effect of slowing development of new El Pollo Loco restaurants, especially in new markets.  In addition, the challenging economic conditions have had a negative effect on our ability to recruit and financially qualify new single-unit and developing franchisees. We expect these trends to continue at least through 2011. We expect that many of the franchisees who have development agreements will not be able to meet the new unit opening dates required under their agreements.  During 2010, eight franchise development agreements were terminated and as a result, the Company recognized $430,000 of income related to these development agreements (two development agreements totaling $240,000 were terminated in the first quarter of 2010).  During the 13-week period ending March 30, 2011, one franchise development agreement was terminated.  The Company recognized $0.1 million of income related to the termination of this agreement.

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

        Product cost, which includes food and paper costs, is our largest single expense. Chicken accounts for the largest part of product cost, and was approximately 12.8% of revenue from company-operated restaurants for the 13-weeks ended March 30, 2011. These costs are subject to increase or decrease based on commodity cost changes and depend in part on the success of controls we have in place to manage product cost in the restaurants. As of March 30, 2011, we have three supplier contracts for our chicken which all terminate in February 2012. Two of the contracts have fixed prices and the remaining contract has a floor and ceiling price which adjusts quarterly.  Two of these contracts were negotiated in 2011 at prices basically consistent with the expiring contracts.  As of March 30, 2011 the total estimated remaining obligation to purchase chicken was approximately $26.2 million. We also have two longer term beverage supply agreements.  The beverage supply agreements have terms extending into late 2011 and 2012 with estimated remaining obligations at March 30, 2011 totaling $4.5 million.

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

General and administrative expense includes all corporate and administrative functions that support existing operations. Included in general and administrative expense are fees paid to affiliates of certain directors pursuant to a Monitoring and Management Services Agreement. Since we expect challenging economic conditions to continue throughout 2011, we continue to closely watch general and administrative expenses by, among other things, deferring raises and promotions, and minimizing travel and meeting costs.

2011 Initiatives

In 2011, we intend to continue to focus on the following broad initiatives:

-	Grow restaurant comparable sales: aligning menu, marketing and media to drive traffic and same store sales growth;
-	Improve margins and return on invested capital: continued focus on labor, food cost management, other expenses and capital expenditures;
-	Best in Class guest experience: consistently deliver a superior guest experience through quality products in a clean, welcoming environment;
-	Build brand culture: align, focus and energize employees and franchisees around common goals;
-	New development growth: develop new restaurant prototype for rollout in core markets

We face numerous challenges in trying to achieve these initiatives for 2011, including, but not limited to, the impact that the challenging economic conditions have had on our business and financial results, the limitations we experience as a result of our substantial indebtedness, the numerous challenges inherent in the QSR industry, including controlling product costs and payroll and benefit expenses, and other factors and risks, some of which may be beyond our control.  To accomplish these initiatives, we will need to successfully manage our operations and increase our sales, which we may not be able to do in light of challenging economic conditions that currently exist in 2011.  In addition, our industry is extremely competitive and our efforts at attempting to implement these initiatives may not result in increased revenues or improved profitability.  If we are not able to increase our revenues or improve our profitability in the future, our business and results of operation would be adversely affected.

Results of Operations

Our operating results for the 13 weeks ended March 31, 2010 and March 30, 2011 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended
	March 31, 2010	March 30, 2011
Operating Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	31.2	30.6
Payroll and benefits	27.6	28.1
Depreciation and amortization	4.1	3.9
Other operating expenses	37.5	35.3
Operating income	6.9	9.2
Interest expense-net	14.6	15.0

Loss before provision for income taxes	(7.7)	(5.8)
Provision for income taxes	1.2	1.8
Net loss	(8.9)	(7.6)
Supplementary Operating Statement Data:
Restaurant other operating expense	24.8	23.7
Franchise expense	1.6	1.7
General and administrative expense (1)	11.1	9.9
Total other operating expenses	37.5	35.3

(1) General and administrative expenses as a percent of total operating revenue for the thirteen weeks ended March 31, 2010 and March 30, 2011 were 10.3% and 9.2%, respectively.

13 Weeks Ended March 30, 2011 Compared to 13 Weeks Ended March 31, 2010

Restaurant revenue decreased $1.0 million, or 1.5%, to $62.4 million for the 13 weeks ended March 30, 2011 from $63.4 million for the 13 weeks ended March 31, 2010. The decrease in restaurant revenue was mainly due to the decrease in company-operated same-store sales of $1.1 million, or 1.7%. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s fifteen-month anniversary. The components of the company-operated comparable sales decrease were comprised of a  decrease in the number of transactions of  1.4% and a check average decrease of 0.3%.  The company-operated same-store transaction decrease reflects intense competition and a general sales softness in the QSR industry due to high unemployment, the recession and other adverse economic and consumer confidence factors that have continued in 2011.  The decrease in average check was primarily due to more discounting on promotions compared to the 2010 period and lower menu prices on limited time offers compared to the prior year comparable period.  The decrease in restaurant revenue was also due to lost sales of approximately $0.1 million from the closure of three company-operated restaurants in 2010, of which one was managed by EPL through a management agreement with a franchisee. These decreases were partially offset by $0.2 million of revenue from one new restaurant opened in fiscal year 2010 not yet in the comparable store base.

Franchise revenue decreased $0.2 million, or 3.4%, to $4.4 million for the 13 weeks ended March 30, 2011 from $4.6 million for the 13 weeks ended March 31, 2010. This decrease is primarily due to lower royalties of $0.1 million, lower franchise development fees of $0.1 million and lower rental income of $0.1 million.  These decreases were partially offset by higher franchise point-of-sale help desk revenue of $0.1 million.  Royalty and percentage rent income, which are both based on sales, were lower due to a 3.0% decrease in franchise-operated same-store sales for the 13 weeks ended March 30, 2011.  Franchise-operated same-store sales were impacted by the same adverse factors that affected company-operated same-store sales described above.   The decrease in franchise development fees was due to one fewer development  agreement being terminated in the 2011 period compared to the 2010 period.  Franchise point-of-sale help desk revenue increased due primarily to additional franchise stores converting to the same point-of-sale system used by company-operated restaurants.  Additionally impacting the decrease in franchise revenue was the closure of 5 franchised restaurants during the 13 weeks ended March 30, 2011.

Product costs decreased $0.7 million, or 3.5%, to $19.1 million for the 13 weeks ended March 30, 2011 from $19.8 million for the 13 weeks ended March 31, 2010. This decrease is a result of a $0.5 million net reduction in food cost and a $0.2 million decrease in non-ingredient items during the 2011 period compared to the 2010 period.  The net food cost decrease was mainly due to lower beef costs of $1.0 million and overall lower sales.  This decrease was partially offset by higher food costs of approximately $0.6 million for non-beef food items of which chicken was the main component of this increase.  The decrease in beef costs and the corresponding increase in chicken costs were mainly due to removing steak from the menu in the first quarter of 2011, thus creating a larger menu mix percentage for chicken products.  The non-ingredient costs decrease was mainly due to certain contracts for packaging items that were renewed near the end of the first quarter of 2010 with favorable pricing.

Product cost as a percentage of restaurant revenue was 30.6% for the 13 weeks ended March 30, 2011 compared to 31.2% for the 13 weeks ended March 31, 2010. This decrease was largely driven by the removal of steak products from the menu in the first quarter of 2011 which generally carried a higher food cost percentage compared to our chicken products.  These decreases in product costs as a percentage of restaurant revenue were partially offset by higher discounting in the 2011 period as compared to the 2010 period.

Payroll and benefit expenses remained relatively flat at $17.6 million for the 13 weeks ended March 30, 2011 compared to $17.5 million for the 13 weeks ended March 31, 2011.    This slight increase was primarily the result of a $0.3 million increase in group health insurance costs due to increased medical claims.  This increase was partially offset by lower labor costs of approximately $0.2 million.  The lower labor costs were mainly due to lower sales.

As a percentage of restaurant revenue, payroll and benefit costs increased 0.5% to 28.1% for the 2011 period from 27.6% for the 2010 period mainly due to the decrease in restaurant revenue and the relatively fixed nature of management costs coupled with the increase in group health insurance costs.

Depreciation and amortization decreased approximately $0.2 million or 5.6%, to $2.4 million for the 13 weeks ended March 30, 2011 from $2.6 million for the 13 weeks ended March 31, 2010.   This decrease was mainly attributed to a portion of our point of sale equipment in our restaurants being fully depreciated.

Depreciation and amortization as a percentage of restaurant revenue decreased to 3.9% for the 2011 period compared with 4.1% for the 2010 period mainly due to the reason noted above.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, decreased $0.9 million, or 5.5%, to $14.9 million for the 13 weeks ended March 30, 2011 from $15.7 million for the 13 weeks ended March 31, 2010. This decrease was primarily due a $0.6 million decrease in advertising expenses.  This decrease was due to significant marketing activity incurred in the 2010 period due to the rollout of the new steak products which we subsequently removed from the menu in the 2011 period.

Restaurant other operating expense as a percentage of restaurant revenue decreased to 23.7% for the 2011 period from 24.8% for the 2010 period primarily due to the cost reduction noted above and partially offset by lower restaurant revenue.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense was relatively flat at $1.0 million for the 13 weeks ended March 30, 2011.

General and administrative expense decreased $0.9 million, or 12.3%, to $6.1 million for the 13 weeks ended March 30, 2011 from $7.0 million for the 13 weeks ended March 31, 2010. The decrease was primarily attributed to the following cost decreases: $0.9 million in closed store reserve expenses, $0.3 million decrease in equity compensation expense and $0.2 million decrease in legal expenses.  These decreases were partially offset by cost increases of  $0.3 million in severance expenses and $0.2 million in group medical insurance expense. The decrease in close store reserve expenses was due to the closure of one company-owned restaurant and the write-off of two unopened restaurants during the 2010 period.  There were no company-owned restaurants closed in the 13 weeks ended March 30, 2011.  The decrease in equity compensation expense was mainly due to forfeitures of equity awards related to the departure of one of our executive officers during the 2011 period.  The decrease in legal expenses was due to higher legal expenses incurred in the 2010 period due to settling of multiple cases.  The increase in severance expense was mainly due to the departure of one of our executive officers during the 2011 period.  The increase in group medical insurance was driven by higher medical claim activity.

General and administrative expense as a percentage of total revenue decreased 1.1% to 9.2% for the 13 weeks ended March 30, 2011 from 10.3% for the 13 weeks ended March 31, 2010. The decrease was due to the reduced general and administrative expense noted above and partially offset by lower restaurant revenue.

Interest expense, net of interest income, increased slightly by $0.2 million, or 1.3%, to $9.4 million for the 13 weeks ended March 30, 2011  from $9.2 million for the 13 weeks ended March 31, 2010.

Despite having a loss for the 13 weeks ended March 30, 2011 and March 30, 2010, we had an income tax provision of $1.1 million and $0.7 million, respectively primarily related to the effect of changes in our deferred taxes and the related effect of maintaining a full valuation allowance against certain of our deferred tax assets as of March 30, 2011.

As a result of the factors noted above, we had a net loss of $4.7 million for the 13 weeks ended March 30, 2011 compared to a net loss of $5.6 million for the 13 weeks ended March 31, 2010.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. At March 30, 2011, our total debt, including obligations under capital leases,  was $269.3 million.   In May 2011 Intermediate is required to make a mandatory redemption of a portion of our 2014 Notes (as defined below) at an estimated cost of approximately $10.6 million along with the interest payment that will then be due.  See “Debt and Other Obligations” below. Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our available cash and our ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash of $10.3 million at March 30, 2011, available borrowings under our credit facility (which availability was approximately $6.1 million at March 30, 2011), and funds from Chicken Acquisition Corp. (“CAC”) will be adequate to meet our liquidity needs for the next 12 months.  Under the covenants governing our outstanding Notes, EPL is limited on the amount that it can distribute to Intermediate, including amounts that Intermediate could use to fund its debt service.  Intermediate is a wholly-owned subsidiary of El Pollo Loco Holdings, Inc., which is a wholly owned indirect subsidiary of CAC.

In the 13 week period ended March 30, 2011, our capital expenditures totaled $0.7 million, consisting mainly of $0.4 million for capitalized repairs of existing sites, $0.2 million for point of sale upgrades and corporate information technology enhancements and $0.1 million on construction of a new unit that opened in December 2010. We currently expect our aggregate capital expenditures for 2011 to be approximately $5.0 million to $6.0 million.

Cash and cash equivalents, including restricted cash, increased $4.8 million from $5.5 million at December 29, 2010, to $10.3 million at March 30, 2011. See “Working Capital and Cash Flows” below for information explaining this increase.  We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to EPL under EPL’s senior secured credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity and capital needs.  If we acquire additional restaurants from franchisees, our debt service requirements could increase.  In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions.  If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity.  As of the date of this filing, we are beginning to explore alternatives we may have to opportunistically refinance our existing debt from a variety of sources. Such refinancing may not be completed for a number of factors. Our results of operations as well as current economic and constrained liquidity conditions could make it more difficult or costly for us to obtain such alternative financing or to obtain additional debt financing or to refinance our existing debt, in the near term or when it becomes necessary, and could otherwise make alternative sources of liquidity or financing costly or unavailable. We cannot provide assurance that we will be able to refinance any of our indebtedness, if desirable or necessary, on commercially reasonable terms or at all.  See “Debt and Other Obligations”.

As discussed in Note 8, Commitments and Contingencies in our condensed consolidated financial statements, we are involved in various lawsuits, and settled several including wage and hour class action lawsuits. In order to mitigate the adverse effects of these cases, such as on-going legal expense, diversion of management time, and the risk of a substantial judgment against us (which could occur even if we believe we have a strong legal basis for our position), we have in the past, and may in the future, settle these cases. Any substantial settlement payments or damage awards against us if the cases go to trial could have a material adverse effect on our liquidity and financial condition. In fiscal 2010 we paid $9.2 million to settle various lawsuits.  These payments were partially offset by a $4.5 million settlement payment we received in February 2010.  As of March 30, 2011, we have $1.9 million remaining to be paid on these lawsuits which is expected to be paid no later than May 20, 2011.

As a holding company, the stock of EPL constitutes our only material asset. EPL conducts all of our consolidated operations and owns substantially all of our consolidated operating assets. Our principal source of the cash required to pay our obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate and currently has restrictions that limit distributions or dividends to be paid by EPL to Intermediate. Furthermore, subject to certain restrictions, EPL is permitted under the terms of EPL’s senior secured credit facilities and the indentures governing the 2012 Notes, 2013 Notes and 2014 Notes to incur additional indebtedness that may severely restrict or prohibit EPL from making distributions or loans, or paying dividends, to Intermediate. If we are unable to obtain cash from EPL or other sources, we will not be able to meet our debt and other obligations. For the cash interest payments of approximately $2.1 million that was due on May 15, 2010 and on November 15, 2010 for the 2014 Notes, EPL made a cash dividend distribution to Intermediate to cover these interest payments.  As mentioned elsewhere herein, EPL may or may not make future funds available to Intermediate to service its debt. EPL is restricted in the amount of distributions, payments or dividends that it may make.  As of March 30, 2011, the remaining amount EPL is allowed to fund Intermediate under its restrictive covenants is approximately $0.8 million. CAC and EPL intend to provide the funds required to enable Intermediate to  make the $10.6 million redemption payment and interest that is due on May 15, 2011for the 2014 Notes.

Working Capital and Cash Flows

We presently have, in the past have had, and may have in the future, negative working capital balances. The working capital deficit principally is the result of our interest payments, lower sales and capital expenditures.  We are able to operate with a substantial working capital deficit mainly because (1) restaurant revenues are received primarily on a cash or near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.  As a result, funds from cash sales and franchise revenue not immediately needed to pay for food and supplies typically have been used for capital expenditures and/or debt service payments. We expect our negative working capital balances to continue to increase through 2011 based on the interest payments that are due, the continuing effects of the recent economic downturn and our plan to continue to open one or two new restaurants in 2011.

During the 13 weeks ended March 30, 2011, our cash and cash equivalents, including restricted cash, increased by $4.8 million to $10.3 million from the fiscal year ended December 29, 2010. This increase was due to $5.6 million in cash provided by operating activities, partially offset by capital expenditures of $0.7 million and payments on capital lease obligations and repurchase of common stock of $0.1 million.

Debt and Other Obligations

Credit Facility

On May 22, 2009, EPL entered into a credit agreement (the “Credit Facility”) with Intermediate as guarantor, Jefferies Finance LLC, as administrative and syndication agent, and the various lenders. In October, 2010, the credit facility was assigned from Jefferies Finance LLC to GE Capital Financial, Inc.  The terms and conditions of the credit facility remain essentially the same.  The Credit Facility provides for a $12.5 million revolving line of credit with borrowings (including obligations in respect of revolving loans and letters of credit) limited at any time to the lesser of (i) $12.5 million or (ii) the Company’s consolidated cash flow for the most recently completed trailing twelve consecutive months and, in no event, shall obligations in respect of letters of credit exceed an amount equal to $10.0 million.  EPL has $6.4 million of letters of credit outstanding under the Credit Facility as of March 30, 2011.

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

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) incur additional indebtedness or issue preferred stock; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) make certain restricted payments; (vi) make investments, loans or advances; (vii) make certain acquisitions; (viii) engage in certain transactions with affiliates; (ix) change the Company’s lines of business or fiscal year; and (x) engage in speculative hedging transactions. In addition, the Credit Agreement will require the Company to maintain, on a consolidated basis, a minimum level of consolidated cash flow at all times. As of March 30, 2011, the Company was in compliance with all of the financial covenants contained in the Credit Facility, had no borrowings outstanding under the Credit Facility and had $6.1 million available for borrowings under the  Credit Facility.

2012 Notes

On May 22, 2009, EPL issued $132.5 million aggregate principal amount of 11 3/4% senior secured notes due December 1, 2012 (the “2012 Notes”) in a private placement. EPL sold the 2012 Notes at an issue price equal to 98.0% of the principal amount, resulting in gross proceeds to EPL of $129.9 million before expenses and fees. Interest is payable each year in June and December beginning December 1, 2009. The 2012 Notes are guaranteed by Intermediate and are secured by a second priority lien on substantially all of the Company’s assets. The 2012 Notes may be redeemed at a premium, at the discretion of EPL, after March 1, 2011, or sooner in connection with certain equity offerings. If EPL undergoes certain changes of control, each holder of the notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount. The Indenture governing the 2012 Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to incur additional indebtedness; pay dividends or certain restricted payments (including distributions to Intermediate); make certain investments; sell assets; create liens; merge; and enter into certain transactions with its affiliates. As of March 30, 2011, we had $131.2 million outstanding in aggregate principal amount under our 2012 Notes. The principal value of the 2012 Notes will increase (representing accretion of original issue discount) from the date of original issuance so that the accreted value of the 2012 Notes will be equal to the full principal amount of $132.5 million at maturity.

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

As of March 30, 2011, we calculated our “fixed charge coverage ratio” (as defined in the indenture governing the 2012 Notes) at 1:03 to 1:00. The indenture permits EPL to incur indebtedness or issue disqualified stock, and the EPL’s restricted subsidiaries to incur indebtedness or issue preferred stock, and EPL to make dividend and other restricted payments to Intermediate, if, among other things, our fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2:00 to 1:00, as determined on a pro forma basis as if such indebtedness had been incurred or the disqualified stock or the preferred stock had been issued or such dividend or other restricted payment had been made at the beginning of such four-quarter period. Since EPL does not currently meet the fixed charge coverage ratio, EPL is not permitted to incur additional indebtedness (other than indebtedness under EPL’s revolving credit facility) and is prohibited from paying certain dividends or restricted payments in an aggregate amount in excess of approximately $0.8 million under the terms of the 2012 Notes. A failure to meet the ratios affects only our ability to incur additional indebtedness and make certain dividend or other restricted payments, but does not constitute a default under these Notes.

2014 and 2013 Notes

         On November 18, 2005, Intermediate issued 14 ½% senior discount notes due 2014 (the “2014 Notes”)  and EPL issued 11 3/4% senior notes due 2013 (the “2013 Notes”). The Indentures governing the 2014 Notes and the 2013 Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s, and, in the case of the 2014 Notes, Intermediate’s ability to incur additional indebtedness; pay dividends or certain restricted payments; make certain investments; sell assets; create liens; merge; and enter into certain transactions with their respective affiliates.

At March 30, 2011, Intermediate had $29.3 million outstanding in aggregate principal amount of 2014 Notes along with $0.5 million of an accrued premium discussed below. No cash interest accrued on the 2014 Notes prior to November 15, 2009. Instead, the principal value of the 2014 Notes increased (representing accretion of original issue discount) from the date of original issuance until but not including November 15, 2009 at a rate of 14 ½ % per annum compounded annually, so that the accreted value of the 2014 Notes on November 15, 2009 was equal to the full principal amount of $29.3 million at maturity. Beginning on November 15, 2009, interest accrues on the 2014 Notes at an annual rate of 14 ½ % per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2010. Principal is due on November 15, 2014. The 2014 Notes are unsecured and are not guaranteed.  The 2014 Notes may be redeemed at a premium, at the discretion of Intermediate. If Intermediate undergoes certain changes of control, each holder of the 2014 Notes may require Intermediate to repurchase all or a part of its notes at a price of 101% of the principal amount.

 In May  2011, Intermediate is required to  mandatorily redeem $10,144,000 principal amount of the  outstanding 2014 Notes at a redemption price of 104.5% of the accreted value (as defined in the indenture for the 2014 Notes), along with the interest payment that will then be due.  This redemption payment is currently estimated to be approximately $10.6 million , plus interest.  CAC and EPL intend to provide the funds required to Intermediate to enable Intermediate to make the redemption payment of $10.6 million and interest that is due on May 15, 2011.   As a holding company, the stock of EPL constitutes Intermediate’s only material asset. Consequently, EPL conducts all of the Company’s consolidated operations and owns substantially all of the consolidated operating assets. Intermediate has no material assets or operations; the Company’s principal source of the cash required to pay its obligations is the cash that EPL generates from its operations. EPL is a separate and distinct legal entity, has no obligation to make funds available to Intermediate, and the 2013 Notes and the 2012 Notes have restrictions that limit distributions or dividends that may be paid by EPL to Intermediate. See Note 12 to our Condensed Consolidated Financial Statements for condensed consolidating financial statements of Intermediate and EPL.

As of March 30, 2011, we had $106.6 million outstanding in aggregate principal amount of 2013 Notes. The 2013 Notes may be redeemed at a premium, at the discretion of EPL. If EPL undergoes certain changes of control, each holder of the 2013 Notes may require EPL to repurchase all or a part of its notes at a price of 101% of the principal amount.

As of March 30, 2011, we calculated our “fixed charge coverage ratio” and our “consolidated leverage ratio” (as defined in the indenture governing the 2014 Notes) at 0:93 to 1:00 and 8:07 to 1:00, respectively. Similar ratios exist in the indenture governing the 2013 Notes. Under the indentures governing the 2014 and 2013 Notes, we may incur indebtedness, Intermediate and EPL may issue disqualified stock, restricted subsidiaries of EPL may issue preferred stock, and the Company may make certain dividend and other restricted payments if, among other things, our fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2:00 to 1:00, and if our consolidated leverage ratio would have been equal to or less than 7:50 to 1:00, all as determined on a pro forma basis as if such indebtedness had been incurred or the disqualified stock or the preferred stock had been issued or such dividend or other restricted payment had been made at the beginning of such four-quarter period. Since we do not currently meet the fixed charge coverage ratio and the consolidated leverage ratio, EPL is not permitted to incur additional indebtedness (other than indebtedness under EPL’s revolving credit facility) under the terms of the 2013 and 2014 Notes, Intermediate is not permitted to incur additional indebtedness under the terms of the 2014 Notes, EPL is prohibited from paying certain dividends and restricted payments under the 2013 Notes in an aggregate amount in excess of approximately $0.8 million and Intermediate is prohibited from paying certain dividends and restricted payments to its parent, El Pollo Loco Holdings, Inc., under the 2014 Notes in an aggregate amount in excess of approximately $0.8 million.  .A failure to meet the ratios affects only our ability to incur additional indebtedness and make certain dividend and other restricted payments, but does not constitute a default under  the indentures governing the Notes.

Other Obligations

At March 30, 2011, we had outstanding letters of credit totaling $6.4 million, which served as collateral primarily for our various workers’ compensation insurance programs.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to recoverability of fixed assets, intangible assets, account receivables, closed restaurants, workers’ compensation insurance, the cost of our self-insured health benefits, the realization of gross deferred tax assets, tax reserves, and contingent liabilities including the outcome of litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies and estimates is included in our Annual Report on Form 10-K (File No. 333-115644) as filed with the Securities and Exchange Commission on March 25, 2011.

Litigation Contingency

As discussed in Note 8 to our Condensed Consolidated Financial Statements in Part I of this Report, we are subject to employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws in the ordinary course of business. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. In recent years a number of restaurant companies have been subject to wage and hour class action lawsuits alleging violations of federal and state labor laws. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We are currently a defendant in several wage and hour class action lawsuits. Since our insurance carriers have historically denied coverage of these types of claims, a significant judgment against us could adversely affect our financial condition and adverse publicity resulting from these allegations could adversely affect our business. In an effort to mitigate these adverse consequences, we have in the past, and could in the future, settle certain of these lawsuits. The on-going expense of these lawsuits, and any substantial settlement payment or judgment against us, could adversely affect our business, financial condition, operating results or cash flows. As of March 30, 2011, we currently have recorded within our financial statements an aggregate reserve of $1.9 million for cases which we have agreed to settle and is expected to be paid no later than May 20, 2011.

Off-Balance Sheet and Other Arrangements

As of March 30, 2011 and March 31, 2010, we had letters of credit outstanding under our Credit Facility in the aggregate amount of approximately $6.4 million and $6.3 million, respectively.

As a result of assigning our interest in obligations under real estate leases in connection with the sale of company-owned restaurants to some of our franchisees, we are contingently liable on six lease agreements.  These leases have various terms, the latest of which expires in 2015.  As of March 30, 2011, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $1.0 million.  The present value of these potential payments discounted at our estimated pre-tax cost of debt at March 30, 2011 was approximately $0.7 million. Our franchisees are primarily liable on the leases.  We have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the leases.  We believe these cross-default provisions reduce our risk that we will be required to make payments under these leases.  Accordingly, no liability has been recorded on the Company’s books related to this guarantee.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates. We are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under EPL’s Credit Facility that bears interest at floating rates. As of March 30, 2011, we had no amounts outstanding under this facility.

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

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective as of March 30, 2011. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), by the issuer is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. “Disclosure controls and procedures”  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during our 13 weeks ended March 30, 2011 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

On May 30, 2008, Jeannette Delgado, a former Assistant Manager filed a purported class action on behalf of all hourly (i.e. non-exempt) employees of EPL in state court in Los Angeles County alleging violations of certain California labor laws and the California Business and Professions Code including failure to pay overtime, failure to provide meal periods and rest periods and unfair business practices. By statute, the purported class extends back four years, to May 30, 2004. Plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. The parties agreed to settle this matter for approximately $1.9 million and executed a settlement agreement. This amount was accrued for in the prior year and is included in the accompanying condensed consolidated balance sheets in accounts payable as of March 30, 2011.  The Court issued an order granting final approval of the settlement on February 16, 2011, and the settlement is expected to be funded no later than May 20, 2011.

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

Also see our Annual Report on Form 10-K for the year ended December 29, 2010 as filed with the SEC on March 25, 2011.

Item 1A.  Risk Factors

The Company’s business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2010 as well as any amendments thereto or additions and changes thereto contained  any of our  subsequent filings of quarterly reports on Form 10-Q, current reports on Form 8-K or other filings with the SEC. The disclosures in the Company’s annual report on Form 10-K, this quarterly report on Form 10-Q and the Company’s subsequent reports and filings are not necessarily a definitive list of all factors that may affect the Company’s business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2010.

Item 5.  Other Information

On May 10, 2011, the Company issued a press release reporting its results of operations for the 13 weeks ended March 30, 2011.  A copy of the press release is being furnished as Exhibit 99.1 hereto and is incorporated herein by this reference. We do not intend for this exhibit to be incorporated by reference into any other filings we make with the SEC. This information is provided in this Report in response to Item 2.02, Results of Operations and Financial Condition, and Item 9.01, Financial Statements and Exhibits, of Form 8-K in lieu of filing a Form 8-K.

Item 6. Exhibits

Exhibit
Number	Footnote	Description of Documents

10.1	*	Letter Agreement dated March 19, 2011 by and between El Pollo Loco, Inc. and Pilgrim’s Pride Corporation

10.2	†
Amended and Restated Employment Agreement dated as of January 18, 2011 by and between El Pollo Loco, Inc. and Stephen J. Sather (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed on January 19, 2011)

10.3	†
Employment Agreement dated as of January 18, 2011 by and between El Pollo Loco, Inc. and Samuel Borgese (Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed on January 19, 2011)

31.1		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1		Press Release dated May 10, 2011

Footnotes:

*	Certain confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

†	Management contracts or compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPL INTERMEDIATE, INC.

Date: May 11, 2011	By:	/s/ Stephen J. Sather
Stephen J. Sather
President and Chief Executive Officer

	By:	/s/ Gary Campanaro
Gary Campanaro
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Footnote	Description of Documents

10.1	*	Letter Agreement dated March 19, 2011 by and between El Pollo Loco, Inc. and Pilgrim’s Pride Corporation

10.2	†
Amended and Restated Employment Agreement dated as of January 18, 2011 by and between El Pollo Loco, Inc. and Stephen J. Sather (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed on January 19, 2011)

10.3	†
Employment Agreement dated as of January 18, 2011 by and between El Pollo Loco, Inc. and Samuel Borgese (Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed on January 19, 2011)

31.1		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

32.2		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

99.1		Press Release dated May 10, 2011

Footnotes:

*	Certain confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

†	Management contracts or compensatory plans and arrangements.